Form 10-Q
period 1996-06-30
NETSMART TECHNOLOGIES INC
filed 1996-09-26
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996
Commission File Number 0-21177

NETSMART TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware                                                 13-3680154
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)

      146 Nassau Avenue, Islip, NY                     11751
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (516) 968-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes___        No_X_


Number of shares of common stock outstanding
as of September 16, 1996:                                        5,786,253
                                                                 =========

Netsmart Techologies, Inc.
Index

Part I: - Financial Information:

Item 1.  Financial Statements:                               Page
                                                             ----

Consolidated Balance Sheets - June 30, 1996
 and December 31, 1995                                       1-3

Consolidated Statements of Operations-
 Six Months Ended June 30, 1996 and June 30, 1995
 and three months ended June 30, 1996 and 1995                4

Consolidated Statements of Cash Flows-
 Six Months Ended June 30, 1996 and June 30, 1995.           5-6

Consolidated  Statement of Stockholders' Equity-
 Six Months Ended June 30, 1996.                             7-8

Notes to Consolidated Financial Statements                    9

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations               10-14

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                June 30,         December 31,
                                                  1996               1995

Assets
 Current Assets:
  Cash                                         $      307
  Accounts receivable- Net                      2,756,493           $2,112,972
  Costs and Estimated Profits in Excess
    of Interim Billings                           998,754              415,079
  Other Current Assets                             12,881               13,395
                                                ---------            ---------
 Total current assets                           3,768,435            2,541,446
                                                ---------            ---------
 Property and Equipment - Net                     318,163              347,239
                                                ---------            ---------
 Other assets:
  Capitalized Software Development
    Costs                                         278,800
  Deferred Public Offering Costs                  188,373
  Investment in Joint Venture at Equity           550,000
  Customer Lists                                3,285,814            3,441,814
  Other Assets                                     63,125               60,603
                                                ---------            ---------
 Total Other Assets                             4,366,112            3,502,417
                                                ---------            ---------
Total Assets                                   $8,452,710           $6,391,102
                                                =========            =========


























                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                June 30,         December 31,
                                                  1996               1995

Liabilities and Stockholders' Equity:
Current Liabilities:
  Cash Overdraft                               $  127,119           $   95,536
  Notes Payable - Bank                                                  79,000
  Notes Payable - Other                         1,543,101            1,002,301
  Capitalized Lease Obligations                   168,329              169,480
  Accounts Payable                              2,262,335            1,185,776
  Accrued Expenses                              1,454,417            1,323,249
  Interim Billings in Excess of Costs
   and Estimated
   Profits                                      1,464,386              941,479
  Due to Related Parties                          111,735              167,000
  Deferred Revenue                                 40,218              141,000
                                                ---------            ---------

  Total Current Liabilities - Forward           7,171,640            5,104,821
                                                ---------            ---------

Capitalized Lease Obligations - Forward            24,763               33,060
                                                ---------            ---------

Subordinated Debt - Related Party - Forward       750,000              750,000
                                                ---------            ---------

Commitments and Contingencies - Forward
                                                ---------            ---------

Redeemable Preferred Stock:
 Series B 6% Redeemable Preferred Stock;
 80 Shares Authorized, Issued and Outstanding
 [Liquidation Preference and Redemption
 Price of $96,000] - Forward                       96,000               96,000
                                                ---------            ---------

















                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                June 30,         December 30,
                                                  1996               1995

 Total Current Liabilities - Forward           $7,171,640           $5,104,821
                                                ---------            ---------
Capitalized Lease Obligations - Forwarded          24,763               33,060
                                                ---------            ---------
Subordinated Debt - Related Party - Forwarded     750,000              750,000
                                                ---------            ---------
Commitments and Contingencies - Forwarded              --                   --
                                                ---------            ---------
Redeemable Preferred Stock - Forwarded             96,000               96,000
                                                ---------            ---------

Stockholders' Equity:
 Preferred Stock, $.01 Par Value;
  Authorized 3,000,000 Shares;
  Authorized, Issued and Outstanding:

   Series A 4% Convertible Redeemable
     Preferred Stock-$.01 Par Value 400 Shares
     Authorized, Issued and Outstanding
     [Liquidation Preference of $40,000]                4                    4

   Series  D 6%  Redeemable  Preferred  Stock
     - $.01  Par  Value  3,000  Shares
     Authorized, 1,210 and 2,210 Issued and
     Outstanding [Liquidation Preference  of
     $1,210,000 and $2,210,000] at June 30,
     1996 and December 31, 1995, respectively          12                   23

 Additional  Paid-in Capital - Preferred Stock
  [$39,996 - Series A; $1,209,498 - Series D
  at June 30, 1996, $2,209,498 - Series D at
  December 31, 1995                             1,249,505            2,249,494

 Common Stock - $.01 Par Value; Authorized
  15,000,000 Shares; Issued and Outstanding
  4,136,253 Shares at June 30, 1996,
  3,011,253 Shares at December 31, 1995            41,363               30,113

 Additional Paid-in Capital - Common Stock      6,501,787            3,273,968

 Accumulated Deficit                           (7,382,364)          (5,146,381)
                                                ---------            ---------
 Total Stockholders' Equity                       410,307              407,221
                                                ---------            ---------
Total Liabilities and Stockholders' Equity     $8,452,710           $6,391,102
                                                =========            =========



                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statements of Operations

                                 Six months ended           Three months ended
                                     June 30,                    June 30,
                                     --------                    --------
                                 1996        1995           1996          1995
                                 ----        ----          -----          ----
Revenues:
 Software and Related
  Systems and Services:
  General                      $3,325,479   $1,971,988   $1,535,419  $1,217,577
  Maintenance Contract
   Services                       572,832      512,518      283,604     260,252
                                ---------    ---------    ---------   ---------
  Total Software and Related
   Systems and Services         3,898,311    2,484,506    1,819,023   1,477,829
 Data Center Services           1,037,247      862,753      555,879     442,400
                                ---------    ---------    ---------   ---------
 Total Revenues                 4,935,558    3,347,259    2,374,902   1,920,229
                                ---------    ---------    ---------   ---------
Cost of Revenues:
 Software and Related
  Systems and Services:
  General                       2,768,293    1,675,219    1,299,160     964,876
  Maintenance Contract
   Services                       285,275      356,620      141,110     164,737
                                ---------    ---------    ---------   ---------
  Total Software and Related
   Systems and Services         3,053,568    2,031,839    1,440,270   1,129,613
 Data Center Services             569,817      420,704      284,687     213,476
                                ---------    ---------    ---------   ---------
 Total Cost of Revenues         3,623,385    2,452,543    1,724,957   1,343,089
                                ---------    ---------    ---------   ---------
 Gross Profit                   1,312,173      894,716      649,945     577,140

Selling, General and
 Administrative Expenses          933,985    1,183,128      478,634     589,552
Related Party Administrative
 Expenses                           9,000        9,000        4,500       4,500
Compensation expense -
 Warrants and Options Granted   2,230,069           --      155,569          --
Minority interest in loss
 of subsidiary                    100,000           --      100,000          --
Research and Development               --      335,187           --     179,263
                                ---------    ---------    ---------   ---------
 Loss from Operations          (1,960,881)    (632,599)     (88,758)   (196,175)
Interest Expense                  275,102      265,121      148,543     142,934
                                ---------    ---------    ---------   ---------
 Net Loss                     $(2,235,983)  $ (897,720)  $ (237,301)  $(339,109)
                                =========    =========    =========   =========
Weighted average number of
  shares of common stock        4,821,528                 4,821,528

 Loss per share               $(      .46)               $(     .05)
                                =========    =========    =========   =========

                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows

                                                  Six months ended
                                                      June 30
                                                1996            1995
                                                ----            ----

Operating Activities:
 Net [Loss]                                 $(2,235,983)      $(898,000)
                                              ---------       ---------
 Adjustments to Reconcile Net Income [Loss]
  to Net Cash [Used for] Provided by
  Operating Activities:
  Depreciation and Amortization                 220,096         265,000
  Administrative Expenses                         9,000           9,000
  Compensation Expense -
   Warrants and Options Granted               2,230,069
  Equity in Net Loss of Joint Venture           100,000

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                        (643,521)        254,000
    Costs and Estimated Profits in
     Excess of Interim Billings                (583,675)       (313,000)
    Other Current Assets                            514         (16,000)
    Other Assets                                 (2,522)         (1,000)

 Increase [Decrease] in
  Accounts Payable                            1,076,559         325,000
  Accrued Expenses                              131,168
  Interim Billings in Excess of
    Costs and Estimated Profits                 522,907        (136,000)
  Due to Related Parties                        (55,265)        241,000
  Deferred Revenue                             (100,782)
                                              ---------       ---------

 Total Adjustments                            2,904,548         628,000
                                              ---------       ---------

 Net Cash - Operating Activities -
  Forward                                       668,565        (270,000)
                                              ---------       ---------

Investing Activities:
 Acquisition of Property and
  Equipment                                     (35,020)        (31,000)
 Software Development Costs                    (278,800)
 Acquisition of Software                       (650,000)
                                              ---------       ---------

 Net Cash - Investing Activities -
  Forward                                   $  (963,820)      $ (31,000)
                                              ---------       ---------


                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows

                                                  Six months ended
                                                      June 30
                                                1996            1995
                                                ----            ----

 Net Cash - Operating Activities -
  Forwarded                                  $  668,565      $ (270,000)
                                              ---------       ---------

 Net Cash - Investing Activities -
  Forwarded                                    (963,820)        (31,000)
                                              ---------       ---------

Financing Activities:
 Proceeds from Short-Term Notes                 540,800         659,000
 Payment of Short-Term Notes                                    (67,000)
 Payment of Bank Note Payable                   (79,000)       (145,000)
 Payment of Capitalized Lease
  Obligations                                    (9,448)        (10,000)
 Cash Overdraft                                  31,583         (39,000)
 Deferred Public Offering Costs                (188,373)        (89,000)
                                              ---------       ---------

 Net Cash - Financing Activities                295,562         309,000
                                              ---------       ---------

 Net Increase [Decrease] in Cash                    307           8,000

Cash - Beginning of Periods                          --              --
                                              ---------       ---------

 Cash - End of Periods                       $      307      $    8,000
                                              =========       =========

Supplemental Disclosure of Cash Flow
 Information  Cash paid during the periods
 for:
  Interest                                   $  193,972      $  137,000
                                              =========       =========














                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 1996

Series A Preferred Stock at .01 Par Value:             Shares       Amount
                                                       ------       ------

 Beginning Balance                                        400     $         4
                                                    =========       =========

 Ending                                                   400     $         4
                                                    =========       =========



Series D Preferred Stock at .01 Par Value

 Beginning Balance                                      1,210             $12
                                                   =========        =========

 Ending Balance                                        1,210              $12
                                                   =========        =========



Additional Paid-In Capital Preferred Stock

Beginning Balance                                        --       $ 2,249,505

Common Stock Issued in Exchange for Series D
 Preferred Stock                                         --        (1,000,000)
                                                  ---------         ---------

 Ending Balance                                          --       $ 1,249,505
                                                  =========         =========



Common Stock $.01 Par Value Authorized
15,000,000 Shares

 Beginning Balance                               3,011,253        $    30,113

Common Stock Issued in Exchange for Series D
 Preferred Stock                                 1,125,000             11,250
                                                 ---------          ---------

Ending Balance                                   4,136,253        $    41,363
                                                 =========          =========







                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 1996

Additional Paid-In Capital Common Stock                Shares       Amount

 Beginning Balance                                         --     $ 3,273,916

Common Stock Issued in Exchange for Series D
 Preferred Stock                                           --         988,750

Allocated Related Party Administrative Expenses            --           9,000

Compensation from the Issuance of Warrants
 and options                                               --       2,230,069
                                                    ---------       ---------

 Ending Balance                                            --     $ 6,501,787
                                                    =========       =========



Accumulated Deficit

 Beginning Balance                                                $(5,146,381)

 Net Loss                                                          (2,235,983)
                                                    ---------       ---------

 Ending Balance                                            --     $(7,382,364)
                                                    =========       =========

 Total Stockholders' Equity                                --     $   410,307
                                                    =========       =========






















                       See Notes to Financial Statements.

                          Netsmart Technologies, Inc.
                   Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

(1)  In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995 and the changes in cash flows for the six months ended June 30, 1996 and 1995.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its Registration Statement on Form S-1, registration number 333-2550, which was declared effective by the Securities and Exchange Commission on August 13, 1996.

During the second quarter ended June 30, 1996, the Company reassigned personnel to work on the IBN contract and the development of SmartCard products. As a result, their salaries and related expenses were included as costs of revenue with respect to the work on the IBN contract and capitalized software development costs with respect to their work in the SmartCard product. As a result of such product development the Company incurred $279,000 in capitalized software costs.

During 1996 the Company recognized its 50% share of its loss in its joint venture corporation with respect to the purchase of SATC software. The amount of such loss was $100,000. Such amount has reduced the original costs of the joint venture.

(3) The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

(4) Loss per share - Loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. For purposes of computing weighted average number of shares of common stock outstanding the Company has common stock equivalents. The common stock equivalents are assumed converted to common stock, when dilutive. During periods of operations in which losses were incurred, common stock equivalents were excluded from the weighted average number of common shares outstanding because their inclusion would be anti-dilutive.

(5) Subsequent events - On August 19, 1996 the Company closed on a public offering whereby it sold 646,875 units at a price of $8 per unit for net proceeds of $3.8 million. Each unit consisted of two shares of Common stock and one Series A Redeemable Common Stock Purchase Warrant. On August 21, 1996 800,000 $2 warrants were exercised and the Company received $1,600,000 in gross and net proceeds.

In August 1996 the Company redeemed its Series B Redeemable Preferred stock in the amount of $96,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

Six Months Ended June 30, 1996 and 1995

The Company's revenue for the six months ended June 30, 1996 (the "June 1996 period") was $4.9 million, an increase of $1.6 million, or 47% from the revenue for the six months ended June 30, 1995(the "June 1995 period"), which was $3.3 million. Approximately $1,499,000 of the increase in revenue reflects revenue generated pursuant to the Company's agreement with IBN. IBN represented the Company's most significant customer for the June 1996 period, accounting for approximately 32.3% of revenue for the half. Furthermore, through June 30, 1996 IBN has generated revenue of $2.1 million, or approximately 92.9% of the Company's total revenue from the SmartCard Systems during the June 1996 period and the year ended December 31, 1995, on a combined basis. The revenue generated to date includes approximately $419,000 of guaranteed royalties. As of June 30, 1996 the contract was more than 75% complete. Following completion of the contract, the Company anticipates that it will continue to receive royalty and maintenance revenue from IBN. In addition, the Company is continuing to provide professional services to IBN, although revenue from such services will decline from the level in the June 1996 period. The Company intends to expand its marketing effort for its CarteSmart System; however, at June 30, 1996, the Company did not have any significant contracts for the CarteSmart System.

Revenue from the Company's health information systems continued to represent the Company's principal source of revenue during the June 1996 period, accounting for $3.3 million or 68% of revenue. However, as a result of the increase of revenue from SmartCard systems, principally from IBN, revenue from health information systems and services declined as a percentage of total revenue. Except for revenue from the IBN contract, the largest component of revenue for the June 1996 period was data center (service bureau) revenue which increased to $1,037,000 in the June 1996 period from $863,000 in the June 1995 period, reflecting an increase of 20%. The turnkey systems revenue decreased to $820,000 in the June 1996 period from $860,000 in the June 1995 period, reflecting a decrease of 5%. Maintenance revenue increased to $573,000 in the June 1996 period from $513,000 in the June 1995 period, a 12% increase. Revenue from third party hardware and software decreased to $663,000 in the June 1996 period from $895,000 in the June 1995 period, a decrease of 26%. Sales of third party hardware and software are made only in connection with the sales of turnkey systems. License revenues increased to $240,000 in the June 1996 period from $113,000 in the June 1995 period. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes the development of a turnkey system and maintenance. The Company believes that the increase in installations at June 30, 1996 from the prior year should enable the Company to increase the maintenance revenue in future periods.

Although revenue from contracts from government agencies represented 30% of revenue for the six months ended June 30, 1996, a decrease from the 54% for the year ended December 31, 1995, the Company believes that such contracts will continue to represent an important part of its business, particularly its health information systems business. During the six months ended June 30, 1996, contracts from government agencies accounted for approximately 45% of its revenue from health information systems. The ability of the Company to generate revenue from both CarteSmart Systems and from its government contracts will

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

continue to have a material effect upon its ability to be profitable. The Company believes that its CarteSmart System could be a source of additional revenue from existing customers, including government agencies and entitlement programs.


Gross profit increased to $1.3 million in the June 1996 period from $895,000 in the June 1995 period, a 47% increase. The increase in the gross profit was a result of the increased sales since the gross margins for both the June 1996 period and the June 1995 period remained constant at 27%.

Selling, general and administrative expenses were $934,000 for the June 1996 period, a decrease of 21% from the $1.2 million for the June 1995 period. The decline reflected a reduction in executive compensation and a reduction in staff. Amortization of customer lists was $156,000 in the June 1996 period compared to $96,000 in the June 1995 period. At December 31, 1995 the Company changed the amortization of customer lists from 20 years to twelve years. The Company believes that the change in the life of the customer lists reflects frequent changes which have occurred in the software industry and are likely to occur in the future and which may affect the cash flow to be generated by the customer lists purchased in connection with the acquisition of Creative Socio-Medics ("CSM").

During the June 1996 period, the Company incurred non-cash compensation charges of $2.2 million arising out of the issuance by the Company of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. The Company believes that the principal reason for the loss for the June 1996 period was such $2.2 million compensation expense.

During the June 1996 period the Company recognized its 50% share of its loss in its joint venture corporation with respect to the purchase of SATC software. The amount of such loss was $100,000.

During the June 1996 period, the Company did not incur any research and development expenses, since the personnel who had been engaged in such activities were reassigned to work on the IBN contract and the development of SmartCard products. As a result, their salaries and related expenses were included as costs of revenue with respect to the work on the IBN contract and capitalized software development costs with respect to their work on the SmartCard product. As a result of such product development the Company incurred $279,000 in capitalized software costs. During the June 1995 period, the Company incurred research and development expenses of $335,000.

Interest expense was $275,000 in the June 1996 period, an increase of $10,000, or 4% from the interest expense for the June 1995 period. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender, on which it pays interest equal to the greater of 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

As a result of the foregoing factors, the Company incurred a net loss of $2.2 million, or $.46 per share for the June 1996 period, as compared with a loss of $898,000, or $.64 per share for the June 1995 period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 1996 and 1995

The Company's revenue for the three months ended June 30, 1996 (the "June 1996" quarter) was $2.4 million, an increase of $455,000, or 24% from the revenue for the three months ended June 30, 1995(the "June 1995 quarter"), which was $1.9 million. Approximately $569,000 of the increase in revenue reflects revenue generated pursuant to the Company's agreement with IBN. IBN represented the Company's most significant customer for the June 1996 quarter, accounting for approximately 27.8% of revenue for the quarter. The revenue generated this quarter includes approximately $216,000 of guaranteed royalties. As of June 30, 1996 the contract was more than 75% complete. Following completion of the contract, the Company anticipates that it will continue to receive royalty and maintenance revenue from IBN. In addition, the Company is continuing to provide professional services to IBN, although revenue from such services will decline from the level in the June 1996 quarter. The Company intends to expand its marketing effort for its CarteSmart System; however, at June 30, 1996, the Company did not have any significant contracts for the CarteSmart System.

Revenue from the Company's health information systems continued to represent the Company's principal source of revenue during the June 1996 quarter, accounting for $1.7 million or 72% of revenue. However, as a result of the increase of revenue from SmartCard systems, principally from IBN, revenue from health information systems and services declined as a percentage of total revenue. Except for revenue from the IBN contract, the largest component of revenue for the June 1996 quarter was data center (service bureau) revenue which increased to $556,000 in the June 1996 quarter from $442,000 in the June 1995 quarter, reflecting an increase of 26%. The turnkey systems revenue decreased to $409,000 in the June 1996 quarter from $473,000 in the June 1995 quarter, reflecting a decrease of 14%. Maintenance revenue increased to $284,000 in the June 1996 quarter from $261,000 in the June 1995 quarter, a 9% increase. Revenue from third party hardware and software decreased to $394,000 in the June 1996 quarter from $596,000 in the June 1995 quarter, a decrease of 34%. Sales of third party hardware and software are made only in connection with the sales of turnkey systems. License revenues increased to $72,000 in the June 1996 quarter from $60,000 in the June 1995 quarter. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes the development of a turnkey system and maintenance. The Company believes that the increase in installations at June 30, 1996 from the prior year should enable the Company to increase the maintenance revenue in future quarters.

Although revenue from contracts from government agencies represented 30% of revenue for the three months ended June 30, 1996, a decrease from the 54% for the year ended December 31, 1995, the Company believes that such contracts will continue to represent an important part of its business, particularly its health information systems business. During the three months ended June 30, 1996, contracts from government agencies accounted for approximately 42% of its revenue from health information systems. The ability of the Company to generate revenue from both CarteSmart Systems and from its government contracts will continue to have a material effect upon its ability to be profitable. The Company believes that its CarteSmart System could be a source of additional revenue from existing customers, including government agencies and entitlement programs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Gross profit increased to $650,000 in the June 1996 quarter from $577,000 in the June 1995 quarter, a 13% increase. Although the gross margin for the June 1996 quarter was 27% as compared to 30% for the June 1995 quarter the increase in the gross profit was a result of the increased sales for the June 1996 quarter.

Selling, general and administrative expenses were $479,000 for the June 1996 quarter, a decrease of 19% from the $590,000 for the June 1995 quarter. The decline reflected a reduction in executive compensation and a reduction in staff. Amortization of customer lists was $78,000 in the June 1996 quarter compared to $48,000 in the June 1995 quarter. At December 31, 1995 the Company changed the amortization of customer lists from 20 years to twelve years. The Company believes that the change in the life of the customer lists reflects frequent changes which have occurred in the software industry and are likely to occur in the future and which may affect the cash flow to be generated by the customer lists purchased in connection with the acquisition of CSM.

During the June 1996 quarter, the Company incurred non-cash compensation charges of $156,000 arising out of the issuance by the Company of options to employees having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors.

During the June 1996 quarter the Company recognized its 50% share of its loss in its joint venture corporation with respect to the purchase of SATC software. The amount of such loss was $100,000.

During the June 1996 quarter, the Company did not incur any research and development expenses, since the personnel who had been engaged in such activities were reassigned to work on the IBN contract and the development of SmartCard products. As a result, their salaries and related expenses were included as costs of revenue with respect to the work on the IBN contract and capitalized software development costs with respect to their work on the SmartCard product. As a result of such product development the Company has incurred $279,000 in capitalized software costs. During the June 1995 quarter, the Company incurred research and development expenses of $179,000.

Interest expense was $148,000 in the June 1996 quarter, an increase of $6,000, or 4% from the interest expense for the June 1995 quarter. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender, on which it pays interest equal to the greater of 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

As a result of the foregoing factors, the Company incurred a net loss of $237,000, or $.05 per share for the June 1996 quarter, as compared with a loss of $339,000, or $.24 per share for the June 1995 quarter.


Liquidity and Capital Resources

At June 30, 1996, the Company had a working capital deficiency of approximately $3.4 million. The working capital deficit increased approximately $840,000 since December 31, 1995. Since January 1, 1995, the Company's principal source of funds other than revenue has been an accounts receivable financing agreement and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

interim loans from nonaffiliated accredited investors. In February 1995, the Company entered into an accounts receivable financing agreement with an asset-based lender pursuant to which it may borrow up to 75% of eligible accounts receivable. In March 1996 the maximum borrowing under this agreement was increased from $750,000 to $1.0 million and the percentage of eligible receivables was increased from 75% to 80%. As of June 30, 1996 the outstanding borrowings under this facility was $775,000.

In January 1996, the Company borrowed $500,000 from unaffiliated investors, and issued its 8% note due the earlier of January 31, 1997 or five days after completion of a public offering.

As a result of its working capital deficit, the Company was delinquent in payments to its vendors. Accounts payable to vendors increased to $2.2 million at June 30, 1996 from $1.2 million at December 31, 1995. The delinquency for vendors deemed critical to the Company's operations is generally less than 60 days, and the delinquency for other vendors was in excess of 90 days. Although vendors have demanded payment from the Company, the Company has sought to work with the vendors by arranging payment schedules with extended terms.

At June 30, 1996, accounts receivable and costs and estimated profits in excess of interim billings were approximately $3.8 million, representing approximately 79 days of revenue based on annualizing the revenue for the six month period, although no assurance can be given that revenue will continue at the same level as the six month period. At December 31, 1995, accounts receivable and costs and estimated profits in excess of interim billings were approximately $2.5 million, representing 88 days of revenue. Accounts receivable at June 30, 1996 increased by $643,000 from $2,113,000 at December 31, 1995 to $2,756,000 at June 30, 1996.
At June 30, 1996 two customers accounted for more than ten percent each of the total accounts receivable balance. One customer accounted for 17% and the other customer accounted for 14%.

Pursuant to employment agreements with six officers of the Company, the Company is paying for 1996 base salaries of approximately $500,000. In addition the Company has an agreement to pay an affiliate, consulting fees of $180,000 per annum.

On August 19, 1996 the Company closed on a public offering whereby it sold 646,875 units at a price of $8 per unit for a net proceeds of $3.8 million. Each unit consisted of two shares of Common stock and one Series A Redeemable Stock Purchase Warrant. On August 21, 1996 800,000 $2 warrants were exercised and the Company received $1,600,000 in gross proceeds. The Company believes that these receipts will be sufficient to enable it to operate without additional funding for at least one year.

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          NETSMART TECHNOLOGIES, INC.


/S/                           Chairman of the Board          September 25, 1996
- -------------------------     (Principal Executive
Lewis S. Schiller              Officer)


/S/                           Chief Financial Officer        September 25, 1996
- -------------------------     (Principal Financial and
Anthony F. Grisanti            Accounting Officer)

Netsmart Technologies, Inc.
June 30, 1996
Exhibit 11.1 Calculation of Earnings per Share
- --------------------------------------------------------------------------------

                                 Three months ended        Six months ended
                                   March 31, 1996            June 30, 1996
                                   --------------            -------------

Net Loss                                ($237,301)             ($2,235,983)
                                          =======                =========

Loss Per Share - Note 1                    $(0.05)                  $(0.46)
                                             ====                     ====

Loss Per Share - Note 2                    $(0.05)                  $(0.40)
                                             ====                     ====

Note 1: Computed by dividing net loss by the weighted average number of common shares (4,136,253) for all periods presented and adjusting such amounts by items
(i) and (ii) below. This results in 4,821,528 shares for all periods presented.

(i) Assumes that 104,952 Stock Incentive Plan stock options, issued in December 1995 outstanding at June 30, 1996 were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at $4.00 per common share resulting in a net increase in outstanding stock of 95,900 shares for all periods presented.

(ii) Assumes common stock warrants to purchase an aggregate of 1,178,750 common shares were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at $4.00 per common share resulting in a net increase in outstanding common stock of 589,375 shares for all periods presented.

Note 2: Computed by dividing net loss by the weighted average number of common shares (4,136,253) for all periods presented and adjusting it by items (i) to
(v) below. This results in 5,632,981 shares for all period presented.

(i) Assumes that 104,952 Stock Incentive Plan stock options, issued in December 1995, outstanding at June 30, 1996 were exercised at beginning of the period and that all proceeds were used to purchase treasury stock at $4.00 per common share resulting in a net increase in outstanding stock of 95,900 shares for all periods presented.

(ii) Assumes that 252,804 Stock Incentive Plan stock options, issued in January 1995, outstanding at June 30, 1996 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at $4.00 per common share resulting in a net increase in outstanding of 238,142 shares for all periods presented.

(iii) Assumes common stock warrants, issued at various times, to purchase 2,516,250 common shares were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at $4.00 per common share resulting in a net increase in outstanding stock of 1,258,125 shares of all periods presented.

Note 2 continued:

(iv) Assumes common stock warrants, issued at various times, to purchase 637,500 common shares were exercised at beginning of the period and that all proceeds were used to purchase treasury stock at $4.00 per common share resulting in a net decrease in outstanding stock of 159,375 shares for all periods presented.

(v) Assumes that the following convertible preferred shares were converted to common stock at the beginning of the period as follows:

                            Preferred Shares   Conversion Rate   Common Shares

Series A Preferred                400              108.00            43,200
Series B Preferred                 80              259.20            20,736
                                                                  ---------

                                                                     63,936
                                                                  =========