Form 10-Q
period 1996-09-30
NETSMART TECHNOLOGIES INC
filed 1996-11-14
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996
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

Yes_X_        No__


Number of shares of common stock outstanding
as of November 11, 1996:                                         6,798,203
                                                                 =========

Netsmart Technologies, Inc.
Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                 Page
                                                               ----

Consolidated Balance Sheets - September 30, 1996
 and December 31, 1995                                          1-3

Consolidated Statements of Operations-
 Nine Months Ended September 30, 1996 and September 30, 1995
 and three months ended September 30, 1996 and 1995              4

Consolidated Statements of Cash Flows-
 Nine Months Ended September 30, 1996 and September 30, 1995.   5-6

Consolidated  Statement of Stockholders' Equity-
 Nine Months Ended September 30, 1996.                          7-8

Notes to Consolidated Financial Statements                       9

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                 10-14

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                             September 30,        December 31,
                                                  1996               1995

Assets
 Current Assets:
  Cash                                         $2,315,356
  Accounts receivable- Net                      2,392,608           $2,112,972
  Costs and Estimated Profits in Excess
    of Interim Billings                           787,598              415,079
  Other Current Assets                              4,495               13,395
                                                ---------            ---------
 Total current assets                           5,500,057            2,541,446
                                                ---------            ---------
 Property and Equipment - Net                     310,390              347,239
                                                ---------            ---------
 Other assets:
  Capitalized Software Development
    Costs                                         264,860
  Investment in Joint Venture at Equity           235,815
  Customer Lists                                3,206,814            3,441,814
  Other Assets                                     65,526               60,603
                                                ---------            ---------
 Total Other Assets                             3,773,015            3,502,417
                                                ---------            ---------
Total Assets                                   $9,583,462           $6,391,102
                                                =========            =========

                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                             September 30,       December 31,
                                                  1996               1995

Liabilities and Stockholders' Equity:
Current Liabilities:
  Cash Overdraft                                                    $   95,536
  Notes Payable - Bank                                                  79,000
  Notes Payable - Other                        $  448,740            1,002,301
  Capitalized Lease Obligations                   158,703              169,480
  Accounts Payable                                945,553            1,185,776
  Accrued Expenses                              1,502,136            1,323,249
  Interim Billings in Excess of Costs
   and Estimated
   Profits                                      1,293,087              941,479
  Due to Related Parties                           46,610              167,000
  Deferred Revenue                                 58,056              141,000
                                                ---------            ---------

  Total Current Liabilities                     4,452,885            5,104,821
                                                ---------            ---------

Capitalized Lease Obligations - Forward            20,421               33,060
                                                ---------            ---------

Subordinated Debt - Related Party - Forward                            750,000
                                                ---------            ---------

Commitments and Contingencies - Forward
                                                ---------            ---------

Redeemable Preferred Stock:
 Series B 6% Redeemable Preferred Stock;
 80 Shares Authorized, Issued and Outstanding
 in 1995 [Liquidation Preference and Redemption
 Price of $96,000] - Forward                                            96,000
                                                ---------            ---------

                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                             September 30,       December 31,
                                                  1996               1995

 Total Current Liabilities - Forward           $4,452,885          $5,104,821
                                                ---------           ---------
Capitalized Lease Obligations - Forwarded          20,421              33,060
                                                ---------           ---------
Subordinated Debt - Related Party - Forwarded                         750,000
                                                ---------           ---------
Commitments and Contingencies - Forwarded              --                  --
                                                ---------           ---------
Redeemable Preferred Stock - Forwarded                                 96,000
                                                ---------           ---------

Stockholders' Equity:
 Preferred Stock, $.01 Par Value;
  Authorized 3,000,000 Shares;
  Authorized, Issued and Outstanding:

   Series A 4% Convertible Redeemable
     Preferred Stock-$.01 Par Value 400 Shares
     Authorized, Issued and Outstanding
     at December 31, 1995 [Liquidation
     Preference of $40,000]                                                 4

   Series D 6% Redeemable Preferred Stock $.01
    Par Value 3,000 Shares Authorized, 1,210 and
    2,210 Issued and Outstanding [Liquidation
    Preference of $1,210,000 and $2,210,000] at
    September 30, 1996 and December 31, 1995,
    respectively                                       13                  23

 Additional Paid-in Capital - Preferred Stock
  $39,996 - Series A at December 31, 1995;
  $1,209,509 - Series D at September 30, 1996,
  $2,209,498 - Series D at December 31, 1995    1,209,509            2,249,494

 Common Stock - $.01 Par Value; Authorized
  15,000,000 Shares; Issued and Outstanding
  6,798,203 Shares at September 30, 1996,
  3,011,253 Shares at December 31, 1995            67,982              30,113

 Additional Paid-in Capital - Common Stock     13,621,887           3,273,968

 Accumulated Deficit                           (9,789,235)         (5,146,381)
                                                ---------           ---------
 Total Stockholders' Equity                     5,110,156             407,221
                                                ---------           ---------
Total Liabilities and Stockholders' Equity     $9,583,462          $6,391,102
                                                =========           =========

                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statements of Operations

                               Nine months ended           Three months ended
                                 September 30,                September 30,
                                 ------------                 ------------
                                1996        1995           1996          1995
                                ----        ----           ----          ----
Revenues:
 Software and Related
  Systems and Services:
  General                     $4,065,762   $3,315,716   $  740,283 $1,343,728
  Maintenance Contract
   Services                      890,018      771,367      317,186    258,849
                               ---------    ---------    ---------    -------
  Total Software and Related
   Systems and Services        4,955,780    4,087,083    1,057,469  1,602,577
 Data Center Services          1,543,100    1,309,901      505,853    447,148
                               ---------    ---------    ---------    -------
 Total Revenues                6,498,880    5,396,984    1,563,322  2,049,725
                               ---------    ---------    ---------  ---------
Cost of Revenues:
 Software and Related
  Systems and Services:
  General                      3,938,025    2,814,791    1,169,732  1,139,572
  Maintenance Contract
   Services                      409,483      554,025      124,208    197,405
                               ---------    ---------    ---------    -------
  Total Software and Related
   Systems and Services        4,347,508    3,368,816    1,293,940  1,336,977
 Data Center Services            868,437      669,062      298,620    248,358
                               ---------    ---------    ---------    -------
 Total Cost of Revenues        5,215,945    4,037,878    1,592,560  1,585,335
                               ---------    ---------    ---------  ---------
 Gross Profit                  1,282,935    1,359,106      (29,238)   464,390
Selling, General and
 Administrative Expenses       1,489,141    2,283,380      555,156  1,100,252
Related Party Administrative
 Expenses                         24,000       13,500       15,000      4,500
Compensation expense -
 Warrants and Options Granted  2,229,300           --         (769)        --
Financing Cost                 1,680,000           --    1,680,000         --
Minority interest in loss
 of subsidiary                   109,185           --        9,185         --
Research and Development              --      529,239           --    194,052
                               ---------    ---------    ---------    -------
 Loss from Operations         (4,248,691)  (1,467,013)  (2,287,810)  (834,414)
Interest Expense                 394,163      419,230      119,061    154,109
                               ---------    ---------    ---------    -------
 Net Loss                    $(4,642,854) $(1,886,243) $(2,406,871) $(988,523)
                               =========    =========    =========   ========
Weighted average number of
  shares of common stock       5,068,654                 5,068,654
 Loss per share              $(      .92)               $(     .48)
                               =========    =========    =========   ========

                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows

                                                 Nine months ended
                                                   September 30
                                                1996            1995
                                                ----            ----
Operating Activities:
 Net [Loss]                                 $(4,642,854)    $(1,886,000)
                                              ---------       ---------
 Adjustments to Reconcile Net Income [Loss]
  to Net Cash [Used for] Provided by
  Operating Activities:
  Depreciation and Amortization                 348,190         498,000
  Administrative Expenses                         9,000          13,000
  Compensation Expense -
   Warrants and Options Granted               2,229,300
  Expense related to issuance of
    Common Stock related to Financing         1,680,000              --
  Equity in Net Loss of Joint Venture           109,185          21,000
  Write off of Deferred Public Offering Costs        --         460,000

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                        (279,636)        181,000
    Costs and Estimated Profits in
     Excess of Interim Billings                (372,519)        (40,000)
    Other Current Assets                          8,900         (21,000)
    Other Assets                                 (4,923)         (1,000)

 Increase [Decrease] in
  Accounts Payable                             (240,223)        231,000
  Accrued Expenses                              178,887
  Interim Billings in Excess of
    Costs and Estimated Profits                 351,608        (426,000)
  Due to Related Parties                       (120,390)        586,000
  Deferred Revenue                              (82,944)        328,000
                                              ---------       ---------

 Total Adjustments                            3,814,435       1,830,000
                                              ---------       ---------
 Net Cash - Operating Activities -
  Forward                                      (828,419)        (56,000)
                                              ---------       ---------

Investing Activities:
 Acquisition of Property and
  Equipment                                     (62,401)       (137,000)
 Software Development Costs                    (278,800)
 Acquisition of Software                       (345,000)
                                              ---------       ---------
 Net Cash - Investing Activities -
  Forward                                   $  (686,201)      $(137,000)
                                              ---------       ---------

                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows

                                                 Nine months ended
                                                   September 30
                                                1996            1995
                                                ----            ----

 Net Cash - Operating Activities -
  Forwarded                                  $ (828,419)     $  (56,000)
                                              ---------       ---------

 Net Cash - Investing Activities -
  Forwarded                                    (686,201)       (137,000)
                                              ---------       ---------

Financing Activities:
 Proceeds from Short-Term Notes                 500,000         659,000
 Payment of Short-Term Notes                 (1,053,561)       (190,000)
 Payment of Bank Note Payable                   (79,000)       (165,000)
 Payment of Capitalized Lease
  Obligations                                   (23,416)        (20,000)
 Cash Overdraft                                 (95,536)         38,000
 Payment of short-term notes to
  related party                                (750,000)             --
 Redemption of Series B Preferred Stock         (96,000)             --
 Gross proceeds from Issuance of Stock        5,175,000              --
 Cost associated with Issuance of Stock      (1,347,511)             --
 Proceeds from warrant exercise               1,600,000
 Deferred Public Offering Costs                                (129,000)
                                              ---------       ---------

 Net Cash - Financing Activities              3,829,976         193,000
                                              ---------       ---------

 Net Increase [Decrease] in Cash              2,315,356              --

Cash - Beginning of Periods                          --              --
                                              ---------       ---------

 Cash - End of Periods                       $2,315,356      $       --
                                              =========       =========

Supplemental  Disclosure of Cash Flow
 Information  Cash paid during the periods
 for:
  Interest                                   $  369,384      $  213,000
                                              =========       =========

                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 1996

Series A Preferred Stock at .01 Par Value:             Shares       Amount
                                                       ------       ------

 Beginning Balance                                        400     $         4
 Common Stock Issued in Exchange
  for Series A Preferred Stock                           (400)             (4)
                                                    ---------       ---------

 Ending Balance                                           400     $         4
                                                    =========       =========



Series D Preferred Stock at .01 Par Value

 Beginning Balance                                      2,210             $23
 Common Stock Issued in Exchange
  for Series D Preferred Stock                         (1,000)            (10)
                                                    ---------       ---------
 Ending Balance                                         1,210             $13
                                                    =========       =========



Additional Paid-In Capital Preferred Stock

Beginning Balance                                        --       $ 2,249,505

Common Stock Issued in Exchange for Series D
 & A Preferred Stock                                     --        (1,039,996)
                                                  ---------         ---------

 Ending Balance                                          --       $ 1,209,509
                                                  =========         =========


Common Stock $.01 Par Value Authorized
15,000,000 Shares

 Beginning Balance                               3,011,253        $    30,113

Common Stock Issued in Exchange for Series D
 & A Preferred Stock                             1,168,200             11,681
Common Stock Issued - Initial Public Offering    1,293,750             12,938
Common Stock Issued Exercise of Warrants           800,000              8,000
Common Stock Issued Financing Costs                525,000              5,250
                                                 ---------          ---------

Ending Balance                                   6,798,203        $    67,982
                                                 =========          =========

                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 1996

Additional Paid-In Capital Common Stock                Shares       Amount

 Beginning Balance                                         --     $ 3,273,968

Common Stock Issued in Exchange for Series D & A
 Preferred Stock                                           --       1,028,319

Allocated Related Party Administrative Expenses            --           9,000

Compensation from the Issuance of Warrants
 and options                                               --       2,229,300

Common Stock Issued - Initial Public Offering              --       5,162,063

Common Stock Issued - Exercise of Warrants                 --       1,592,000

Common Stock Issued - Financing Costs                      --       1,674,750

Costs Associated with Issuance of Stock                    --      (1,347,513)
                                                    ---------       ---------

 Ending Balance                                            --     $13,621,887
                                                    =========       =========


Accumulated Deficit

 Beginning Balance                                                $(5,146,381)

 Net Loss                                                          (4,642,854)
                                                    ---------       ---------

 Ending Balance                                            --     $(9,789,235)
                                                    =========       =========

 Total Stockholders' Equity                                --     $ 5,110,156
                                                    =========       =========

                       See Notes to Financial Statements.

                           Netsmart Technologies, Inc.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995 and the changes in cash flows for the nine months ended September 30, 1996 and 1995.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its Registration Statement on Form S-1, registration number 333-2550, which was declared effective by the Securities and Exchange Commission on August 13, 1996.

During the nine months ended September 30, 1996, the Company reassigned personnel to work on the IBN contract and the development of SmartCard products. As a result, the applicable portion of their salaries and related expenses were included as costs of revenue with respect to the work on the IBN contract and capitalized software development costs with respect to their work in the SmartCard product. As a result of such product development the Company incurred $279,000 in capitalized software costs. No software development costs were capitalized in the third quarter ended September 30, 1996.

During 1996 the Company recognized its 50% share of its loss in its joint venture corporation with respect to the purchase of SATC software. The amount of the loss was $109,000. Such amount has reduced the original investment in the joint venture.

(3) The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

(5) On August 19, 1996 the Company closed on a public offering whereby it sold 646,875 units at a price of $8 per unit for net proceeds of $3.8 million. Each unit consisted of two shares of common stock and one Series A Redeemable Common Stock Purchase Warrant.

On August 21, 1996 Series B Common Stock purchase warrants to purchase 800,000 shares of common stock at $2 per share were exercised and the Company received $1,600,000 in gross and net proceeds.

In August 1996 the Company redeemed its Series B Redeemable Preferred stock in the amount of $96,000 and converted its Series A Preferred stock into 43,200 Common Shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

During the quarter ending September 30, 1996, the Company issued 500,000 shares of common stock to certain noteholders and 25,000 shares of common stock to the Company's asset based lender as per the respective agreements. As a result of such issuances the Company incurred a financing cost charge to operation in the amount of $1,680,000.


Results of operations

Nine Months Ended September 30, 1996 and 1995


The Company's revenue for the nine months ended September 30, 1996 (the "September 1996 period") was $6.5 million, an increase of $1.1 million, or 20% from the revenue for the nine months ended September 30, 1995(the "September 1995 period"), which was $5.4 million. Approximately $1,389,000 of the increase in revenue reflects revenue generated pursuant to the Company's agreement with IBN. IBN represented the Company's most significant customer for the September 1996 period, accounting for approximately 24.5% of revenue. Furthermore, through September 30, 1996 IBN has generated revenue of $2.1 million, or approximately 92.9% of the Company's total revenue from the SmartCard Systems during the September 1996 period and the year ended December 31, 1995, on a combined basis. The revenue generated to date includes approximately $419,000 of guaranteed royalties. As of September 30, 1996 the contract was more than 80% complete. The Company is continuing to provide professional services to IBN, although no revenue was recognized in the three months ended September 1996. The Company intends to expand its marketing effort for its CarteSmart System; however, at September 30, 1996, the Company did not have any significant contracts for the CarteSmart System.

Revenue from the Company's health information systems continued to represent the Company's principal source of revenue during the September 1996 period, accounting for $4.9 million or 75% of revenue. However, as a result of the increase of revenue from SmartCard systems, principally from IBN, revenue from health information systems and services declined as a percentage of total revenue. Except for revenue from the IBN contract, the largest component of revenue for the September 1996 period was data center (service bureau) revenue which increased to $1,543,000 in the September 1996 period from $1,310,000 in the September 1995 period, reflecting an increase of 18%. The turnkey systems revenue decreased to $1,235,000 in the September 1996 period from $1,388,000 in the September 1995 period, reflecting a decrease of 11%. Maintenance revenue increased to $890,000 in the September 1996 period from $771,000 in the September 1995 period, a 15% increase. Revenue from third party hardware and software decreased to $919,000 in the September 1996 period from $1,576,000 in the September 1995 period, a decrease of 42%. Sales of third party hardware and software are made only in connection with the sales of turnkey systems. License revenues increased to $309,000 in the September 1996 period from $138,000 in the September 1995 period. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes the development of a turnkey system and maintenance. The Company believes that the increase in 1996 installations at September 30, 1996 from the prior year should enable the Company to increase the maintenance revenue in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued.
--------------------------------------------------------------------------------

Revenue from contracts from government agencies represented 33% of revenue for the nine months ended September 30, 1996. The Company believes that such contracts will continue to represent an important part of its business, particularly its health information systems business. During the nine months ended September 30, 1996, contracts from government agencies accounted for approximately 44% of its revenue from health information systems. The ability of the Company to generate revenue from both CarteSmart Systems and from its government contracts will continue to have a material effect upon its ability to be profitable.

Gross profit decreased to $1.3 million in the September 1996 period from $1.4 million in the September 1995 period, a 6% decrease. The decrease in the gross profit was a result of the Company not recognizing any revenue on the IBN contract while continuing to incur costs associated with its completion.

Selling, general and administrative expenses were $1.5 million for the September 1996 period, a decrease of 35% from the $2.3 million for the September 1995 period. The decline reflected a reduction in executive compensation and a reduction in staff as well as a one time charge in the September 1995 period of a write off of deferred public offering costs in the amount of $460,000. Amortization of customer lists was $235,000 in the September 1996 and September 1995 periods. At September 30, 1995 the Company changed the amortization of customer lists from 20 years to twelve years. The Company believes that the change in the life of the customer lists reflects frequent changes which have occurred in the software industry and are likely to occur in the future and which may affect the cash flow to be generated by the customer lists purchased in connection with the acquisition of Creative Socio-Medics ("CSM").

During the September 1996 period, the Company incurred non-cash compensation charges of $2.2 million arising out of the issuance by the Company of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. During September 1996 period, the Company issued 500,000 common shares to certain noteholders and 25,000 shares of common stock to the Company's asset based lender. As a result, of such issuances, the Company incurred a financing cost charge to operations in the amount of $1,680,000

During the September 1996 period the Company recognized its 50% share of its loss in its joint venture corporation with respect to the purchase of SATC software. The amount of such loss was $109,000.

During the September 1996 period, the Company did not incur any research and development expenses, since the personnel who had been engaged in such activities were reassigned to work on the IBN contract and the development of SmartCard products. As a result, their salaries and related expenses were included as costs of revenue with respect to the work on the IBN contract and capitalized software development costs with respect to their work on the SmartCard product. As a result of such product development the Company incurred $279,000 in capitalized software costs. During the September 1995 period, the Company incurred research and development expenses of $529,000.

Interest expense was $394,000 in the September 1996 period, a decrease of $25,000, or 6% from the interest expense for the September
1995 period. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued.
--------------------------------------------------------------------------------

most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender, on which it pays interest equal to the greater of 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

As a result of the foregoing factors, the Company incurred a net loss of $4.6 million, or $.92 per share for the September 1996 period, as compared with a loss of $1.9 million, or $.47 per share for the September 1995 period.

Three Months Ended September 30, 1996 and 1995

The Company's revenue for the three months ended September 30, 1996 (the "September 1996 quarter") was $1.6 million, a decrease of $486,000, or 24% from the revenue for the three months ended September 30, 1995(the "September 1995 quarter"), which was $2.1 million. In previous quarters a significant amount of increased revenue was related to the Company's agreement with IBN. No revenue was recognized with respect to this contract in the September 1996 quarter. This accounted for approximately $110,000 of decreased revenue in the September 1996 quarter. As of September 30, 1996 the contract was more than 80% complete. The Company is continuing to provide professional services to IBN, although no revenue for such services was recognized in the September 1996 quarter. The Company intends to expand its marketing effort for its CarteSmart System; however, at September 30, 1996, the Company did not have any significant contracts for the CarteSmart System.

Revenue from the Company's health information systems continued to represent the Company's principal source of revenue during the September 1996 quarter, accounting for $1.6 million or 100% of revenue. The largest component of revenue for the September 1996 quarter was data center (service bureau) revenue which increased to $505,000 in the September 1996 quarter from $447,000 in the September 1995 quarter, reflecting an increase of 13%. The turnkey systems revenue decreased to $415,000 in the September 1996 quarter from $528,000 in the September 1995 quarter, reflecting a decrease of 21%. Maintenance revenue increased to $317,000 in the September 1996 quarter from $259,000 in the September 1995 quarter, a 23% increase. Revenue from third party hardware and software decreased to $256,000 in the September 1996 quarter from $681,000 in the September 1995 quarter, a decrease of 62%. Sales of third party hardware and software are made only in connection with the sales of turnkey systems. License revenues increased to $69,000 in the September 1996 quarter from $25,000 in the September 1995 quarter. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes the development of a turnkey system and maintenance. The Company believes that the increase in 1996 installations at September 30, 1996 from the prior year should enable the Company to increase the maintenance revenue in future quarters.

Revenue from contracts from government agencies represented 44% of revenue for the three months ended September 30, 1996. The Company believes that such contracts will continue to represent an important part of its business, particularly its health information systems business. During the three months ended September 30, 1996, contracts from government agencies accounted for approximately 44% of its revenue from health information systems. The ability of the Company to generate revenue from both CarteSmart Systems and from its government contracts will continue to have a material effect upon its

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued.
--------------------------------------------------------------------------------

ability to be profitable.

The Company sustained a negative gross profit of $(29,000) in the September 1996 quarter as compared to gross profit of $464,000 in the September 1995 quarter, a 106% decrease. This is substantially the result of not recognizing any revenue on the IBN contract, although payroll and consulting costs were expended on this effort.

Selling, general and administrative expenses were $555,000 for the September 1996 quarter, a decrease of 50% from the $1.1 million for the September 1995 quarter. The decline reflected a reduction in executive compensation and a reduction in staff as well as a one time charge in the September 1995 period of a write off of deferred public offering costs in the amount of $460,000. Amortization of customer lists was $78,000 in the September 1996 and September 1995 quarters. At September 30, 1995 the Company changed the amortization of customer lists from 20 years to twelve years. The Company believes that the change in the life of the customer lists reflects frequent changes which have occurred in the software industry and are likely to occur in the future and which may affect the cash flow to be generated by the customer lists purchased in connection with the acquisition of CSM.

During the September 1996 period, the Company issued 500,000 common shares to selling shareholders and 25,000 shares to the Company's asset based lender. As a result, the Company incurred a financing cost charge to operations in the amount of $1,680,000.

During the September 1996 quarter the Company recognized its 50% share of its loss in its joint venture corporation with respect to the purchase of SATC software. The amount of such loss was $9,000.

During the September 1996 quarter, the Company did not incur any research and development expenses, since the personnel who had been engaged in such activities were reassigned to work on the IBN contract and the development of SmartCard products. As a result, their salaries and related expenses were included as costs of revenue with respect to the work on the IBN contract. During the September 1995 quarter, the Company incurred research and development expenses of $194,000.

Interest expense was $119,000 in the September 1996 quarter, a decrease of $35,000, or 23% from the interest expense for the September 1995 quarter. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender, on which it pays interest equal to the greater of 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

As a result of the foregoing factors, the Company incurred a net loss of $2.4 million, or $.48 per share for the September 1996 quarter, as compared with a loss of $989,000, or $.25 per share for the September 1995 quarter.

Liquidity and Capital Resources

On August 19, 1996 the Company closed on a public offering whereby it sold 646,875 units at a price of $8 per unit for a net proceeds of $3.8 million. Each unit consisted of two shares of Common stock and one Series A Redeemable

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued.
--------------------------------------------------------------------------------

Stock Purchase Warrant. On August 21, 1996, Series B Common Stock Purchase Warrants to purchase 800,000 shares of common stock at $2 per share were exercised and the Company received $1,600,000 in gross proceeds. The Company believes that these receipts will be sufficient to enable it to operate without additional funding for at least one year from the closing of the public offering. As a result the Company's working capital deficit of $2.6 million at December 31, 1995 was improved to a working capital surplus of $1 million at September 30, 1996.

Since January 1, 1995 and prior to the public offering, the Company's principal source of funds, other than revenue, has been an accounts receivable financing agreement and interim loans from nonaffiliated accredited investors. In February 1995, the Company entered into an accounts receivable financing agreement with an asset-based lender pursuant to which it may borrow up to 75% of eligible accounts receivable. In March 1996 the maximum borrowing under this agreement was increased from $750,000 to $1.0 million and the percentage of eligible receivables was increased from 75% to 80%. As of September 30, 1996 the outstanding borrowings under this facility was $449,000.

In January 1996, the Company borrowed $500,000 from unaffiliated investors, and issued its 8% note due the earlier of January 31, 1997 or five days after completion of a public offering. These loans were repaid in August 1996.

At September 30, 1996, accounts receivable and costs and estimated profits in excess of interim billings were approximately $3.2 million, representing approximately 82 days of revenue based on annualizing the revenue for the nine month period. At December 31, 1995, accounts receivable and costs and estimated profits in excess of interim billings were approximately $2.5 million, representing 88 days of revenue. Accounts receivable at September 30, 1996 increased by $280,000 from $2,113,000 at December 31, 1995 to $2,393,000 at
September 30, 1996. At September 30, 1996 one customer accounted for 20% of the total accounts receivable balance. No other customer accounted for more than 10% of the accounts receivable balance.

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


                           NETSMART TECHNOLOGIES, INC.


                              Chairman of the Board          November 14, 1996
/S/                            (Principal Executive
-------------------------       Officer)
   Lewis S. Schiller

                              Chief Financial Officer        November 14, 1996
/S/                            (Principal Financial and
-------------------------      Accounting Officer)
Anthony P. Grisanti

Netsmart Technologies, Inc.
September 30, 1996
Exhibit 11.1 Calculation of Earnings per Share
--------------------------------------------------------------------------------

                                 Three months ended       Nine months ended
                                 September 30, 1996       September 30, 1996
                                   --------------            -------------

Net Loss                              $(2,406,871)             $(4,642,854)
                                          =======                =========

Loss Per Share - Note 1                     $(.48)                   $(.92)
                                             ====                     ====

Loss Per Share - Note 2                     $(.35)                   $(.67)
                                             ====                     ====

Note 1: Computed by dividing net loss by the weighted average number of common shares (4,668,643) for all periods presented and adjusting such amounts by items
(i) and (ii) below. This results in 5,072,974 shares for all periods presented.

(i) Assumes that 104,952 Stock Incentive Plan stock options, issued in December 1995 outstanding at September 30, 1996 were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at $10 per common share resulting in a net increase in outstanding stock of 101,331 shares for all periods presented.

(ii) Assumes common stock warrants to purchase an aggregate of 378,500 common shares were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at $10 per common share resulting in a net increase in outstanding common stock of 303,000 shares for all periods presented.

Note 2: Computed by dividing net loss by the weighted average number of common shares (4,668,643) for all periods presented and adjusting it by items (i) to
(vi) below. This results in 6,922,869 shares for all period presented.

(i) Assumes that 104,952 Stock Incentive Plan stock options, issued in December 1995, outstanding at September 30, 1996 were exercised at beginning of the period and that all proceeds were used to purchase treasury stock at $10 per common share resulting in a net increase in outstanding stock of 101,331 shares for all periods presented.

(ii) Assumes that 252,804 Stock Incentive Plan stock options, issued in January 1995, outstanding at September 30, 1996 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at $10 per common share resulting in a net increase in outstanding of 246,939 shares for all periods presented.

(iii) Assumes that 129,500 Stock incentive plan stock options issued in April 1996 outstanding at September 30, 1996 were exercised at the beginning of the period and that all proceeds were used to purchased treasury stock at $10 per common share resulting in a net increase in outstanding of 103,600 shares for all periods presented.

Note 2 continued:

(iv) Assumes common stock warrants, issued at various times, to purchase 1,716,250 common shares were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at $10 per common share resulting in a net increase in outstanding stock of 1,373,000 shares of all periods presented.

(v) Assumes common stock warrants, issued at various times, to purchase 637,500 common shares were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at $10 per common share resulting in a net increase in outstanding stock of 318,750 shares for all periods presented.

(vi) Assumes common stock warrants, issued at various times, to purchase 1,009,375, common shares were exercised at the time of issuance and that all proceeds were used to purchase treasury stock at $10 per common share resulting in a net increase in outstanding stock of 553,031 shares for all periods subsequent to the time of issuance.

NOTE - THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934 RELEASE NO. 9083, ALTHOUGH IT IS CONTRARY TO PARA. 40 OF APB 15 BECAUSE IT MAY PRODUCE AN ANTI-DILUTIVE RESULT.