Form 10-K
period 1996-12-31
NETSMART TECHNOLOGIES INC
filed 1997-04-16
CIK 1011028

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended December 31, 1996

                        Commission File Number 0-21177

                          NETSMART TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

      Delaware                                                 13-3680154
    (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification Number)

               146 Nassau Avenue, Islip, NY                     11751
        (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code:   (516) 968-2000

       Securities registered pursuant to Section 12(b) of the Act:  ____

          Securities registered pursuant to Section 12(g) of the Act:

 Title of Each Class                 Outstanding shares as of March 20, 1997
            -------------------      ---------------------------------------
            Common Stock, par value
               .01 per share                    6,798,203

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_X_        No__

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.  Business

Introduction

Netsmart Technologies, Inc. ("Netsmart") develops, markets and supports computer software designed to enable organizations to provide a range of services in a network computing environment. A network computing environment is a computer system that provides multiple users with access to a common database and functions. A network system can be a local system, such as a local area network, known as a LAN, which operates within an office or facility, or a distributed system which provides simultaneous access to a common data base to many users at multiple locations.

There are typically three parties in Netsmart's network system - the sponsor (the party that maintains the data base, and may be a managed care organization, a university or a financial institution), the users (the users are the individuals who use the system, and may be the subscribers of a managed care organization, the students at a university or the bank care or credit card holders of a financial network) and the service providers (the service providers are those who provide goods or services to the users, and may be physicians, pharmacies, banks and merchants who provide goods, services or funds to bank card or credit card holders).

Netsmart has developed proprietary network technology utilizing smart cards which it markets in the health care, financial and education fields as the CarteSmart System.

A smart card is a plastic card about the size of a standard credit card which contains a single embedded microprocessor chip with both data storage and computing capabilities. The smart card software provides access to the information stored in the chip, the ability to update stored information and includes security elements to restrict unauthorized access to or modification of certain information stored on the card utilizing a smart card reader system. The smart card reader system and the software provides the ability to include information on both the smart card and the organization's computer system. Netsmart also supplies network applications which use telecommunications rather that than smart cards to obtain access to and manage data.

Substantially all of Netsmart's revenue through December 31, 1995 and 77% through December 31, 1996 was generated by its health information systems and related services which are marketed by it's subsidiary Creative Socio-Medics Corp. ("CSM"). CSM was acquired by Carte Medical Holdings, Inc. ("Holdings") from a nonaffiliated party in June 1994 and transferred by Holdings to Netsmart in September 1995.

Netsmart is a Delaware Corporation formed in September 1992 under the name Medical Services Corp. The name was changed to Carte Medical Corporation in October 1993, CSMC in June 1995 and Netsmart Technologies, Inc. in February 1996. References to Netsmart include both the Company, its former and present subsidiaries, including CSM from June 16, 1994. The Company's executive offices are located at 146 Nassau Avenue, Islip, New York 11751, telephone (516) 968-2000. In October 1993, Medical Services Corp. merged its subsidiary into itself and changed its name to Carte Medical Corporation. In June 1995, Carte Medical Corporation's name was changed to CSMC Corporation, and in February 1996 CSMC Corporation's name was changed to Netsmart Technologies, Inc.


Health Information Systems and Services

Since the June 1994 acquisition of CSM, Netsmart has offered its customers a range of products and services principally based upon the health information systems which were developed and marketed by CSM prior to the acquisition. Users typically purchase one of the health information systems, in the form of a perpetual license to use the system, as well as contract services, maintenance and third party hardware and software which Netsmart offers pursuant to arrangements with the hardware and software vendors. The contract services include project management, training, consulting and software development services, which are provided either on a time and material basis or pursuant to a fixed-price contract. The software development services may require CSM to adapt one of its health information systems to meet the specific requirements of the customer.

Although the health information systems constituted the basis of CSM's business, revenue from the license of such systems has not represented a major component of its revenues. The typical price for a license for CSM's health information systems ranges from $10,000 to $30,000. During the years ended December 31, 1996, 1995 and 1994, CSM installed health information systems licensing of such systems represented approximately $329,000, $162,000 and $375,000, in the years ended December 31, 1996, 1995 and 1994, respectively, accounting for approximately 3.9%, 2.2% and 7.4% of revenue for such periods.

A customer's purchase order may also include third party hardware or software. For the years ended December 31, 1996, 1995 and 1994, revenue from hardware and third party software accounted for approximately $1.1 million, $2.1 million and $552,000, representing 13%, 29.1% and 18.9%, respectively, of revenues in such periods.

In addition to its health information systems and related services, CSM offers specialty care facilities a data center, at which its personnel perform data entry and data processing and produce operations reports. These services are typically provided to smaller substance-abuse clinics. During the years ended December 31, 1996, 1995 and 1994, CSM's service bureau operation generated revenue of approximately $2.2 million, $1.7 million and $884,000, respectively, representing approximately 25.8%, 23.6% and 30.2% of CSM's revenues for such periods. The largest user of the service bureau is the State of New York Office of Alcohol and Substance Abuse Services, which uses CSM's service bureau to maintain its statewide database of methadone maintenance patients, however, such customer accounted for less than 4% of CSM's revenues in the years ended
December 31, 1996, 1995 and 1994. Netsmart intends to augment the marketing effort for the service bureaus, although no assurance can be given that such operations will continue to be profitable.

Maintenance services have generated increasing revenue and are becoming a more significant portion of CSM's business. Since purchasers of health information system licenses typically purchase maintenance service. Maintenance revenue increases as new customers obtain licenses for its health information services. Under its maintenance contracts, which are executed on an annual basis, CSM maintains its software and provides certain upgrades. Its obligations under the maintenance contract may require CSM to make any modifications necessary to meet new Federal reporting requirements. CSM does not maintain the hardware and third party software sold to its customers.

The CarteSmart System

Netsmart's CarteSmart System software was designed to operate on industry-standard computer networks and smart cards. A smart card is a plastic card the size of a standard credit card which contains an embedded microprocessor chip. The card has data storage and computing capabilities and the smart card software includes security elements to restrict unauthorized access to or modification of certain information contained on the card. A smart card may also include a magnetic stripe to allow it to be used in networks that do not include smart card functionality. The smart cards are designed to be issued only by the sponsor organization, such as a managed care organization, specialty care facility, administrator of an entitlement program or other similar organization, a university or a bank or credit card organization.

The CarteSmart software consists of components which allow Netsmart to develop network applications for sponsors with less effort than would be required if those network applications were developed from scratch. The CarteSmart software consists of an Application Program Interface ("API") and an API Generator which shows fast customization of the API for specific network applications. The API is a set of software modules that provide the common functions required to support a computer network using smart cards. By using the API, Netsmart or a sponsor may develop network systems more quickly than if all of the software necessary to Implement the network were custom written for a particular network application. The API Generator is a tool developed by Netsmart that it designed to allow Netsmart or a network sponsor to develop a custom API for a particular network and reduce the effort required to build network systems.

The CarteSmart System is designed to operate on file servers and personal computers which utilize the DOS, Windows 3.1, Windows 95, Windows MT or UNIX operating systems, depending upon the application. The software used in the smart card can be used or adapted for use in most commercially available smart CarteSmart cards generally meet international standards and are considered commodity products, although each manufacturer has its own software to interface with a computer. Accordingly, Netsmart believes that a manufacturer would provide any necessary assistance in order to market its cards.

Although Netsmart's CarteSmart System software has general applications, its experience with its CarteSmart clients reflects a need to customize the software to meet the specific need of the client. Although the customization need not be significant, each user has its unique requirements that must be met. These requirements may include the need to enable the CarteSmart System to interface with the client's existing systems to the development of a range of software products to meet needs which are not presently being served.

Netsmart's initial applications were designed to meet the needs of managed care organizations and entitlement programs and Netsmart developed a smart card interface to its health management systems. Each time a patient visits a participating health care provider, the health care provider adds to the patient's data base information concerning the visit, including the date, procedures performed and diagnosis. At the time of the first visit to a participating physician, the physician enters information relating to the diagnosis and treatment given on that visit together with such information relating to chronic conditions, such as allergies and medication, as the physician deems important. Netsmart does not anticipate that the health care provider will be expected to include information relating to earlier diagnosis or treatment; however, the organization which provides the smart card may require additional information to be input at the initial visit. This information is input into the patient's smart card and may also be transmitted to the managed care organization's central data base, where, unless dissemination of such information has been restricted by the patient other health care providers will have access to the information. The health care provider can read information from, and write information onto the smart card through a card interface device, which is standard computer peripheral equipment readily available from composer outlets and can be easily connected to a personal computer. The information transferred to the smart card is first input by the health care provider on a computer and includes the date of service, diagnosis, treatment including any prescribed medication, and any other information which the health care provider determines.

At the time of the visit, the health care provider inputs the standard codes for use diagnosis and procedures performed. Errors in inputting the diagnosis and the procedure code delay payment or affect the amount of payment. The SmartCard System can be integrated with the health care provider's existing practice management system, without incurring any additional personnel. The CarteSmart System software has integrated within it an easy to use diagnosis and procedure code look-up capability, as well as error checking and other safeguards which assist the health care provider in inputting the proper codes based upon normal medical terminology.

The smart card stores only a limited amount of information, and is intended to reflect current medical conditions and not a record of medical treatment from birth. When the storage capacity of the card, which is equivalent to approximately ten typed pages, is reached, items are deleted on a chronological basis, with the earliest items being deleted first, although there is an override procedure by which certain crucial medical information, such as allergies and chronic conditions, can be retained, regardless of the date when the patient was diagnosed or treated for the condition. The card also includes information on each prescription which the patient is taking. A smart card is different from a magnetic stripe card, such as is used at Virginia Commonwealth University ("VCU"), in that it has an updatable data storage capacity, which a magnetic stripe card does not.

To date, Netsmart has licensed its CarteSmart software in conjunction with a pilot project for San Diego County, which involved the issuance of smart cards to approximately 1,200 mental health patients participating in the California Medical Managed Care Initiative. Netsmart is presently contracted to develop a plan for an expansion of the program to include substance abuse and acute care as well as mental health for the county's total health care population. Netsmart is also marketing its CarteSmart System to other entitlement programs and managed care organizations; however, except for the pilot project in San Diego County, Netsmart has not entered into any agreements with any such organizations, and no assurance can be given that Netsmart will enter into any such agreements.

During 1995, Netsmart commenced marketing its CarteSmart based products to markets other than the health care field. In July 1995, Netsmart entered into an agreement pursuant to which it installed a magnetic stripe identification system which uses CarteSmart technology to provide for the centralized issuance of a single card to all persons allowed access to the facility and its services. The card contains the individual's name, photo, signature and unique card identification number, which defines the holder's entitlement to food service and library services. Approximately 20,000 students are using the system. Netsmart is negotiating with respect to an agreement to expand the program to support additional services, however, no assurance can be given that the program will be expanded. A magnetic card differs from a smart card since it does not have an independent updatable data storage capability. Netsmart believes that a major market for its smart card technology is the financial services industry, including banks and credit card issuers. Commencing in May 1995, Netsmart entered into a series of letter agreements with IBN for services and CarteSmart software licenses for the implementation of a satellite based distributed network of automatic teller machines and off-line point of sale terminals using smart cards for the former Soviet Union. Netsmart entered into a definitive agreement to develop the system and license the system to IBN. IBN is a New York-based company which has rights to install such systems in the former Soviet Union. Netsmart's agreement with IBN is not contingent upon the success of IBN's installations in the former Soviet Union, although the extent of its revenues from royalties will be based on the number of cards issued and may be adversely affected by political developments in the former Soviet Union. The system being delivered to IBN includes Oasis Technologies IST/Share Financial Transaction System software and other third party software which Netsmart is integrating with its CarteSmart software to complete the IBN system.

In developing the CarteSmart System for the financial services industry, Netsmart is using networking technologies that use telecommunications networks as well as smart cards. In addition, Netsmart, through a subsidiary, purchased the SATC Software, which processes retail plastic card transactions and merchant transactions. The purchase price is $650,000, of which $325,000 was paid by Netsmart and the remaining $325,000 was paid by Oasis. The SATC Software is designed to perform functions required by credit card issuers, including applications processing and tracking credit evaluations, credit authorization and the printing of statements. Netsmart has an agreement with Oasis pursuant to which the subsidiary will become a joint venture corporation owned 50% by Netsmart and 50% by Oasis and/or its principals.

Markets and Marketing

Although the market for smart card systems includes numerous applications where a secure distributed data base processing system in important, CSM's initial marketing efforts were directed to the health and human services market, including managed care organizations and entitlement programs. In the United States alone, CSM believes that there are presently more than 75 million persons who participate in managed care programs, which are sponsored by almost 600 organizations or health insurers. Because of the relationship between the organization and the participating medical care providers and patients, the organization can institute a smart card system without the need for CSM to conduct a separate marketing effort directed at the medical care providers.
Although independent health insurers which do not operate a managed care organization may, in the future, be a market for a smart card system, because the relationship between the insurer and the medical care provider is different from that of the managed care organization and its participating medical care providers, CSM is not treating independent insurance companies as a market for the CarteSmart System, an no assurance can be given that it will ever become a market for the system.

The market for CSM's health information systems and related services is comprised of various providers of specialty care involving long-term treatment of a repetitive nature rather than short-term critical care, such as medical and surgical hospitals or clinics. CSM believes that there are approximately 15,000 providers of such treatment programs in the United States, including public and private hospitals, private and community-based residential facilities and Federal, state and local governmental agencies. Of these facilities, approximately 200 are customers of CSM.

Netsmart's health information systems are marketed principally to specialty care facilities, many of which are operated by government entities and include entitlement programs. During the years ended December 31, 1996, 1995 and 1994, approximately 31%, 54% and 47%, respectively, of revenues was generated from contracts with government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract at its convenience.

For the year ended December 31, 1996, one customer accounted for more than 10% of Netsmart's revenue. IBN Limited generated revenue of approximately $1.9 million representing 22% of Netsmart's revenue.

For the year ended December 31, 1995, one customer accounted for more than 10% of Netsmart's revenue. The State of Colorado generated revenue of approximately $1.4 million, representing 18.5% of revenue for the year. CSM's largest customer for 1994 was Cuyahoga County (Cleveland) Ohio, from which CSM recognized revenue of $250,000, or 7.0% of revenue.

Netsmart believes that the CarteSmart software has applications beyond the health and human services market and is seeking to market the software to educational institutions and in the financial services industry. In April, 1995, Netsmart entered into a joint marketing agreement with Oasis, pursuant to which each company markets the software of the other company. Oasis, an independent software developer, has developed and markets a transaction processing system, known as IST/Share, designed for high volume users in the financial services industry. Mr. Storm R. Morgan, a director of and consultant to Netsmart, is an officer of, and has an equity interest in Oasis. Netsmart believes that its agreement with Oasis will enhance its ability to market and introduce its product to the financial services industry where Oasis has an existing client base.

Netsmart may enter into negotiations with other companies which have business, product lines or products which are compatible with Netsmart's business objectives. However, no assurance can be given as to the ability of Netsmart to enter into any agreement with such a company or that any agreement will result in licenses of the CarteSmart System.

At December 31, 1996 and 1995, Netsmart had a backlog of orders, including ongoing maintenance and data center contracts, in the aggregate amount of $3.7 million and $4.2 million respectively. Substantially all of the backlog at December 31, 1996 is expected to be filled during 1997. Such orders and contracts relate substantially to health information sales and services.

Netsmart's sales force is comprised of three full-time sales representatives, as well as Mr. Leonard M. Luttinger, chief operating officer, John F. Phillips, president of CSM, and Storm R. Morgan, a consultant to Netsmart. Mr. Storm R. Morgan's services include activities relating to the marketing of the CarteSmart System to industries outside of the medical field. His present efforts are devoted principally to the financial services industry. In addition Mr. Luttinger and other members of Netsmart's technical staff are available to assist in market support, especially for proposals which contemplate the use of smart card transaction processing networks.


Product Development

During 1996 the Company did not incur any research and development expenses, since the personnel who had been engaged in such activities were reassigned to work on the IBN contract and the development of Smart Card products. As a result, their salaries and related expenses were included as costs of revenue with respect to their work on the Smart Card product. As a result of such product development the Company incurred $279,000 in capitalized software costs. Netsmart intends to develop a product based on both the SATC Software and its own technologies including the CarteSmart System, and to develop a network support tool for the financial services industry. The proposed enhancements include an increased language capability so that it can be multilingual, an interface with the CarteSmart System and an interface with Oasis' IST/Share, which is a transaction processing system for high volume users in the financial services industry. During 1995 and 1994 Netsmart developed and enhanced the CarteSmart System, and six of its employees were engaged in such activities. For the year ended December 31, 1995 and the year ended December 31, 1994, research and development expenses were $699,000 and $367,000, respectively, representing a 90.4% increase. The increase reflects research and development for smart card and related products and the graphical interface for Netsmart's health information systems.

Competition

Netsmart is in the business of licensing software to entitlement programs and managed care organizations, specialty care institutions and other major computer users who have a need for access to a distributed data network and marketing health information systems software to specialty care organizations. The software industry in general is highly competitive, in addition, with technological developments in the communications industry, it is possible that communications as well as computer and software companies may offer similar or compatible services. Although Netsmart believes that it can provide a health care facility or managed care organization with software to enable it to perform its services more effectively, other companies, including major computer and communications companies have the staff and resources to develop competitive systems, and users, such as insurance companies, have the ability to develop software systems in house. Because of the large subscriber base participating in the major managed care organizations, the inability of Netsmart to license any such organizations could have a materially adverse effect upon its business. Furthermore, various companies have offered smart card programs, by which a person can have his medical records stored and software vendors and insurance companies have developed software to enable a physician or other medical care provider to have direct access to the insurer's computer and other software designed to maintain patient health and/or medication records. The market is very cost sensitive. In marketing systems such as the CarteSmart System, Netsmart must be able to demonstrate the ability of the network sponsor to provide enhanced services at lower effective cost. Major systems and consulting vendors, such as Unisys, AT&T Corp. and Andersen Worldwide may offer packages which include smart cards and other network services. No assurance can be given that Netsmart will be able to compete successfully with such competitors. Netsmart believes the health insurance industry is developing switching software to be used in transmitting claims from health care providers to the insurers, and insurers or managed care organizations may also develop or license or purchase from others the software to process such claims, which would compete with certain functions of the CarteSmart System. The health information systems business is highly competitive, and is serviced by a number of major companies and a larger number of smaller companies, many of which are better capitalized, better known and have better marketing staffs than Netsmart, and no assurance can be given that Netsmart will be able to compete effectively with such companies. Major vendors of health information systems include Shared Medical Systems Corp. And HBO Corp. Netsmart believes that price competition is a significant factor in its ability to market its health information systems and services.

Netsmart also faces intense competition as it seeks to enter the education and financial services markets. Competition for the education market includes not only major and minor software developers, but credit card issuers and telecommunications companies. In marketing its CarteSmartbased products to educational institutions, Netsmart can focus on the benefits to the university of providing an all-purpose card to ease administration and reduce costs.

Major credit card issuers and communications companies, such as American Express, AT&T and MCI, can offer similar services by permitting the university to link their cards with the university's services. Such organizations can also use these marketing efforts so a part of their overall corporate marketing strategy to familiarize the students with their particular cards and services in hopes of attracting the students with their particular cards and services in hopes of attracting the students as a long-term user of their cards and services. As part of a marketing plan, rather than a profit center, such card issuers may be able to offer the universities services similar to Netsmart, but at a lower cost to the university. In this context, it is possible that, unless Netsmart can enter into a marketing arrangement with a major card issuer or telecommunications company, Netsmart may not be able to compete successfully in marketing its CarteSmart products to educational institutions.

The financial services industry is served by numerous software vendors. In addition, major banks, credit card issuers and other financial services companies have the resources to develop networking software in house. At present, most financial institutions use magnetic stripe cards rather than smart cards. Netsmart believes that its CarteSmart System together with the SATC Software and its joint marketing agreement with Oasis, which presently serves the financial services industry, will assist Netsmart in selling and licensing its products and services in the financial services industry. However, to the extent that smart cards become more important in the financial services industry, more companies in the financial services industry, as well as the major computer and software companies, all of whom are better known and substantially better capitalized than Netsmart, and numerous smaller software developers, are expected to play an increasingly active role in developing and marketing smart card based products. No assurance can be given as to the ability of Netsmart to compete in this industry.

Government Regulations

The Federal and State governments have adopted numerous regulations relating to the health care industry, including regulations relating to the payments to health care providers for various services. The adoption of new regulations can have a significant effect upon the operations of health care providers and insurance companies. Although Netsmart's business is aimed at meeting certain of the problems resulting from government regulations and from efforts to reduce the cost of health care, the effect of future regulations by governments and payment practices by government agencies or health insurers, including reductions in the funding for or scope of entitlement programs, cannot be predicted. Any change in, the structure of health care in the United States can have a material effect on companies providing services, including those providing software. Although Netsmart believes that one likely direction which may result from the current study of the health care industry would be an increased trend to managed care programs, which is the market to which Netsmart is seeking to license its CarteSmart System. No assurance can be given that Netsmart's business will benefit from any changes in the industry structure. Even if the industry does evolve toward more health care being provided by managed care organizations, it is possible that there will be substantial concentration in a few very large organizations, which may seek to develop their own software or obtain software from other sources. To the extent that the health care industry evolves with greater government sponsored programs and less privately run organizations, Netsmart's business may be adversely affected. Furthermore, to the extant that each state changes its own regulations in the health care field, it may be necessary for Netsmart to modify its health information systems to meet any new record-keeping or other requirements imposed by changes in regulations, an no assurance can be given that Netsmart will be able to generate revenues sufficient to cover the costs of developing the modifications.

A substantial percentage of CSM's business has been with government agencies, including specialized care facilities operated by, or under contract with, government agencies. The decision on the part of a government agency to enter into a contract is dependent upon a number of factors, including economic and budgetary problems affecting the local area, and government procurement regulations, which may include the need for approval by more than one agency before a contract is signed. In addition, contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract at its convenience.

Intellectual Property Rights

The CarteSmart System is a proprietary system developed by Netsmart. Netsmart has no patent rights for the CarteSmart System or health information system software, but it relies upon nondisclosure and secrecy agreements with its employees and third parties to whom Netsmart discloses information. No assurance can be given that Netsmart will be able to protect its proprietary rights to its system or that any third party will not claim rights in the system. Disclosure of the codes used in the CarteSmart System or in any proprietary product, whether or not in violation of a nondisclosure agreement, could have a materially adverse affect upon Netsmart, even if Netsmart is successful in obtaining injunctive relief. Furthermore, Netsmart may not be able to enforce its rights in the CarteSmart System in certain foreign countries.

Source of Supply

Since Netsmart does not provide any of the hardware or the smart cards it is the responsibility of the licensee to obtain the hardware smart cards and other supplies. Netsmart's software operates on computer hardware and smart cards manufactured by a number of suppliers.

Employees

As of December 31, 1996, Netsmart had 71 employees, including five executive, five marketing and marketing support, 54 technical and seven clerical and administrative employees. The chief executive officer and the president of Netsmart devote only a portion of their time to the business of Netsmart.


Item 2.   Property

The Company's executive offices and facilities are located in approximately 18,000 square feet of space at 146 Nassau Avenue, Islip, New York, pursuant to a lease which terminates on February 28, 1999, at a minimum annual rental of $248,000. This lease provides for fixed annual increases ranging from 4% to 5%. The Company believes that such space is adequate for its immediate needs.

The Company also leases approximately 1,800 square feet of office space at 7590 Fay Avenue, La Jolla, California, pursuant to a lease which terminates on March 31, 1999, at a minimum annual rental of $31,000. This lease provides for fixed annual increases of 4%.

The company occupies, on a month to month basis, approximately 1,500 square feet of office space in Wethersfield, Conneticut, at a monthly rental of $2,000.

The Company believes that its space is adequate for its immediate needs and that, if additional space is required, it would be readily available on commercially reasonable rates.


Item 3.   Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the three months ended December 31, 1996.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's shares of Common Stock is traded on the Nasdaq Market under the symbol NTST. Set forth below is the reported high and low bid prices of the shares of Common Stock for the transition period listed.

      Quarter Ending                            High Bid          Low Bid

      September 30, 1996                        $13.25            $12.50
      December 31, 1996                           3.38              3.00

As of December 31, 1996 there were approximately 347 holders of record of the Company's common stock.

No cash dividends have been paid to the holders of the shares of Common Stock during the years ended December 31, 1996 and 1995 and 1994.

Item 6.  Selected Financial Data

                                                   Year Ended
                                                   ----------
                                    1996          1995      1994          1993
                                    ----          ----      ----          ----
                                             (in 000's except per share data)
Selected Statements
  of Operations Data:

Revenues                        $    8,541     $  7,382    $ 2,924     $    57

Income (Loss) from
 Operations                         (4,151)      (1,433)    (1,491)        (339)

Net Income (Loss)                1&2(6,579)     3(2,850)    (1,751)        (433)

Net Income (Loss)
  per Common Share              $    (1.29)     $  (.59)   $  (.36)    $   (.10)

Weighted average number
  of shares outstanding              5,149        4,822       4,822       4,763

Selected Balance
 Sheet Data:
 Working Capital (deficiency)          477       (2,562)     (4,037)       (938)

Total Assets                         8,251        6,390       7,193         585

Total Liabilities                    3,836        5,887       6,342         938

Redeemable Preferred Stock             --            96          96          96

Accumulated Deficit                 (11,726)     (5,147)     (2,297)       (546)

Stockholders' Equity
(deficiency)                          4,415         407         755        (449)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Years Ended December 31, 1996 and 1995.

The Company's revenue for 1996 was $8.5 million, an increase of $1.1 million, or 15% from the revenue for 1995 which was $7.4 million. Approximately $1,550,000 of the increase in revenue was generated pursuant
--------
      1Includes $3,492 of non cash compensation charges arising out of the issuance by the Company of warrants and options having exercises prices which were less than the market value of the Common Stock at the date of approval by the board of directors.
      2 Includes $1,692 of non cash costs associated with the issuance of 500,000 common shares to certain noteholders and 25,000 shares of common stock to the Company's asset based lender.
      3Includes financing costs of $460 representing the write-off of deferred financing costs relating to a proposed public offering scheduled for early 1995 but cancelled.

to the Company's agreement with IBN. IBN represented the Company's most significant customer for 1996, accounting for approximately 22% of revenue. Furthermore, through December 31, 1996 IBN has generated revenue of $2.4 million, or approximately 89.6% of the Company's total revenue from the SmartCard systems during the two years ended December 31, 1996 and 1995 on a combined basis. The revenue generated to date includes approximately $419,000 of guaranteed royalties. As of December 31, 1996, the contract was more than 80% complete. The Company is continuing to provide professional services to IBN, although revenues from such services have declined substantially from the level at the beginning of the year. The Company intends to expand its marketing effort for its CarteSmarte System, however, at December 31, 1996, the Company did not have any significant contracts for the CarteSmart system.

Revenue from the Company's health information systems continued to represent the Company's principal source of revenue in 1996, accounting for $6.5 million or 76% of revenue. However, as a result of the increase of revenue from SmartCard systems, principally from IBN, revenue from health information systems and services declined as a percentage of total revenue. Except for revenue from the IBN contract, the largest component of revenue in 1996 was data center (service bureau) revenue which increased to $2,207,000 in 1996 from $1,742,000 in 1995, reflecting an increase of 27%. The turnkey systems revenue decreased to $1,663,000 in 1996 from $1,777,000 in 1995, reflecting a decrease of 6%.
Maintenance revenue increased to $1,226,000 in 1996 from $1,099,000 in 1995, reflecting a 11% increase. Revenue from third party hardware and software decreased to $1,114,000 in 1996 from $2,148,000 in 1995, a decrease of 48%.
Sales of third party hardware and software are made only in connection with the sales of turnkey systems. License revenue increased to $329,000 in 1996 from $162,000 in 1995. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance. The Company believes that the increase in 1996 installations should enable the Company to increase the maintenance revenue in future periods.

Revenue from contracts from government agencies represented 31% of revenue for 1996 . The Company believes that such contracts will continue to represent an important part of its business, particularly its health information systems business. In 1996, contracts from government agencies accounted for approximately 40% of its revenue from health information systems.

Gross profit  decreased to  $1,332,000  in 1996 from  $1,763,000  in 1995, a 24%
decrease. The decrease in the gross profit was substantially the result of costs associated with the completion of the IBN contract. At December 31, 1996 the IBN contract was more than 80% complete.

Selling, general and administrative expenses were $1.9 million in 1996, a decrease of 24% from the $2.5 million in 1995. The decline was substantially the result of a one time charge in 1995 of a write off deferred public offering costs in the amount of $460,000 as well as a reduction in executive compensation and a reduction in staff.

During 1996, the Company incurred non cash compensation charges of $3.5 million arising out of the issuance by the Company of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. During 1996, the Company issued 500,000 common shares to certain noteholders and 25,000 common shares to the Company's asset based lender. As a result of such issuance, the Company incurred a financing cost charge to operations of approximately $1.7 million.

In 1996, the Company did not incur any research and development expenses, since the personnel who had been engaged in such activities were reassigned to work on the IBN contract and the development of SmartCard products. As s result, their salaries and related expenses were included in costs of revenue with respect to the work on the IBN contract and capitalized software development costs with respect to their work on the SmartCard product. As a result of such product development, the Company incurred $279,000 in capitalized software costs of which $28,000 has been amortized in 1996 and charged to cost of sales. In 1995, the Company incurred research and development expenses in the amount of $699,000.

In 1996 the Company recognized its 50% share of its loss in its joint venture corporation with respect to the purchase of SATC software. The amount of such loss was $264,000.

Interest expense was $473,000 in 1996, a decrease of $81,000, or 15% from the interest expense in 1995. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender, which it pays interest equal to the greater if 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

As a result of the foregoing factors, the Company incurred a net loss of $6.6 million, or $1.29 per share in 1996 as compared with a net loss of $2.9 million, or $.73 per share in 1995.


Years Ended December 31, 1995 and 1994

The results of the Company's operations for the year ended December 31, 1995 are not comparable with the results of operations for 1994 since the acquisition of CSM was effective July 1, 1994, and the results of operations for 1994 include the CSM business only from such date.

The Company's revenue for 1995 was $7.4 million, representing an increase of 152% from the revenue of the Company for 1994 of $2.9 million. The increase reflected the inclusion of CSM's operation for only the last six months of the year. Revenue from health information systems and services accounted for $6.8 million, or 91.5% of total revenue for 1995 and more than 99% of pro forma combined revenue of the Company and CSM for 1994. CarteSmart Systems revenue accounted for the balance of the revenue for the periods. In 1994, the Company generated CarteSmart Systems revenue of $90,000 from the pilot project in San Diego County. In 1995, revenue from CarteSmart technology was $631,000.

The largest component of revenue for 1995 was $2.0 million from the sale of third party hardware and software, as compared with $519,000 for 1994. Such revenue represented 26.7% and 17.7% of revenue for 1995 and 1994, respectively. A significant portion of revenue in 1995 represented the sale of hardware ($842,000) and software and related services ($524,000) pursuant to a purchase order from the State of Colorado for its Department of Human Services. Revenue from services related to turnkey systems and data center revenue accounted for $1.8 million and $1.7 million, or 24.1% and 23.6% of revenue, respectively, for 1995, as compared with $664,000 and $884,000, or 22.7% and 30.2% of revenue, respectively, for 1994. Maintenance revenue was $1.1 million and $500,000 in 1995 and 1994, respectively, representing 14.9% and 17% of revenue, respectively. The Company believes that the increase in installations at December 31, 1995 from the prior year should enable the Company to increase the maintenance revenue in future periods. Revenue from CarteSmart Systems increased to $631,000 in 1995, representing 8.6% of revenue, from $90,000 in 1994, representing 3.1% of revenue. The CarteSmart System revenue reflected revenue from IBN ($481,000), VCU ($118,000) and the San Diego pilot program ($31,000) in 1995 and the San Diego Prom ($90,000) in 1994. The overall increase in revenue reflects the inclusion of CarteSmart Systems revenue combined with the revenue from the Colorado agreement.

Both the increase in revenue and the change in revenue mix reflected increased revenue resulting from an enhanced marketing effort following the June 1994 acquisition of CSM. During the second half of 1994, the Company received significant purchase orders from the State of Colorado for its Department of Human Services and the State of Oklahoma. The Colorado order covered the purchase of the Company's health information system, including software, consulting services and hardware, at a total purchase price of approximately $1.2 million. Of the purchase price, approximately $700,000 represented the purchase price of the software and consulting services, and the balance represents the cost of the hardware. In July 1994, the Company received a purchase order from a state agency of the State of Oklahoma for a health information system which includes the graphical interface. The order called for the installation of the system in ten hospitals for a purchase price of approximately $430,000. The Company is continuing to market its health information systems to entitlement programs. It believes that the inclusion of the graphical and smart card functions, which were implemented during the second half of 1994 and the first half of 1995, will assist it in marketing its products to entitlement programs. It also believes that the successful pilot project for the smart card interface in San Diego provides the Company with an important tool in marketing this function to both new and existing clients. The Company is commencing a marketing effort for its CarteSmart System directed at the financial services industry and educational institutions. However, in the industries to which the Company is marketing its products, there is typically a long selling cycle, as a result of which the Company must continue to support its marketing effort for a significant period before any revenue is realized.

Gross profit increased to $1.8 million in 1995 from $390,000 in 1994, an increase of 352%, which reflected an increase in the gross margin to 23.9% in 1995 from 13.3% in 1994. The increase in gross profit resulted from both the improved gross margin and the inclusion of twelve months of CSM operations in 1995 and six months of such operations in 1994. The improved margin reflects the significant increase in CarteSmart revenue, on which the Company realized a higher margin than on its health information systems and services. However, the amortization of capitalized software costs of $419,000 during 1995 is reflected as a cost of revenue, which offset the higher margin for the CarteSmart System. During 1995, the Company changed its CarteSmart System from a DOS-based system to a Windows-based system. The capitalized costs related to the DOS-based system. As a result, at December 31, 1995, the Company wrote off the unamortized software development costs, which increased cost of revenue. In addition, the Company expensed the development of the Windows-based system, which was charged to research and development. The gross profit for 1995 benefitted from the gross margin for maintenance services. During 1995, the gross profit from maintenance services increased to $356,000 from $52,000 in 1994, reflecting an increase in the gross margin from such services to 32.4% for 1995 from 10.4% for 1994. The increase in margin resulted from increased services performed on a time and materials basis as well as a reduction in staff as the Company was able to perform the same services with a smaller staff.

Selling, general and administrative expenses were $2.5 million and $1.5 million for 1995 and 1994, respectively, representing a 65.0% increase. In 1994, selling, general and administrative expenses included approximately $236,000 of compensation expense arising out of the issuance of Consolidated common stock to former officers of CSM and the grant by SISC to such persons of options to purchase shares of the Company's Common Stock which were owned by SISC. However, in 1995, selling, general and administrative expenses included a $200,000 increase in annualized expenses resulting from an increases in the marketing staff, a $100,000 increase in the level of compensation for the Company's and CSM's officers following the June 1994 acquisition of CSM, $150,000 in legal expenses, a portion of which related to the acquisition of CSM, and $313,000 of the amortization of customer lists resulting from the CSM acquisition. Commencing July 1, 1994, general and administrative expenses reflects the amortization of customer lists resulting from the CSM acquisition.

Research and development was $699,000 and $367,000 for 1995 and 1994, respectively, representing a 90.4% increase. The increase reflects research and development for smart card and related products and the graphical interface for the Company's health information systems.

During 1995, the Company incurred financing costs of $863,000, representing the write-off of deferred financing costs relating to a proposed initial public offering which had been scheduled for early 1995, but which had been canceled. No such expenses were incurred in 1994.

Interest expense was $554,000 and $260,000 for 1995 and 1994, reflecting a 113% increase. The increased interest reflects (i) financing costs of $208,000 reflecting interest and fees at higher borrowing levels pursuant to the Company's agreement with its asset-based lender and (ii) interest at 10% on an increased average level of borrowings from SISC. The most significant component of the interest on an ongoing basis is the interest payable to the Company's asset-based lender, on which it pays interest equal to the greater of 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice. The debt restructure whereby at September 30, 1995, SISC exchanged more than $2 million in debt for shares of Series D Preferred Stock and the subsequent exchange by SISC of a portion of such preferred stock for Common Stock will have the effect of reducing the interest payable by the Company, which reduction will be offset to some extent by dividends payable to SISC with respect to the Series D Preferred Stock. However, the $72,700 annual dividends payable on the 1,210 shares of Series D Preferred Stock will be significantly less than the interest paid on the debt.

As a result of the foregoing factors, the Company sustained losses of $2.9 million, or $.59 per share, for 1995, as compared with a loss of $1.8 million, or $.36 per share. If certain additional compensation expenses were incurred during the year, the pro forma loss would have been $3.5 million, or $.73 per share.

In addition, at December 31, 1995 and 1994, the estimated profit included in cost and estimated profit in excess of interim billings and interim billings in excess of cost and estimated profit decreased substantially from approximately $1.4 million to approximately $500,000. This decrease reflected a reduction in the number of contracts that have billing schedules which differ from revenue recognition. As a result of a reduced number of such contracts at December 31, 1995, the estimated profits from such contracts declined.

Liquidity and Capital Resources

On August 9, 1996 the Company closed on a public offering whereby it sold 646,875 units at a price of $8 per unit for a net proceeds of $3.8 million. Each unit consisted of two shares of Common stock and one Series A Redeemable stock purchase warrant. On August 21, 1996 Series B Common Stock Purchase Warrants to purchase 800,000 shares of common stock at $2 per share were exercised and the Company received $1.6 million in gross proceeds.

The Company's net loss for the year was $6.6 million of which $3.5 million related to a one time non cash charge arising out of the issuance by the Company of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. Also included in the 1996 loss was a one time non cash financing costs in the amount of $1.6 million related to the issuance of 500,000 shares of common stock to certain noteholders and 25,000 shares of common stock to the Company's asset based lender. Both of these one time non cash charges had no impact on the Company's working capital.

Substantially, as a result of the above, the Company's working capital deficit of $2.6 million at December 31, 1995 was improved to a working capital surplus of $477,000 at December 31, 1996.

Since January 1, 1995 and prior to the public offering, the Company's principal source of funds, other than revenue, has been an accounts receivable financing agreement and interim loans from nonaffiliated accredited investors. In February 1995, the Company entered into an accounts receivable financing agreement with an asset based lender, pursuant to which it may borrow up to 80% of eligible accounts receivable. As of December 31, 1996 , the outstanding borrowings under this facility was $590,000.

In January 1996, the Company borrowed $500,000 from unaffiliated investors, and issued its 8% note due the earlier of January 31, 1997 or five days after completion of a public offering. These loans were repaid in August 1996.

At December 31, 1996, accounts receivable and costs and estimated profits in excess of interim billings were approximately $3.2 million, representing approximately 80 days of revenue for the year ended December 31, 1996. Accounts receivable at December 31, 1996 increased by $171,000 from $2,113,000 at December 31, 1995 to $2,284,000 at December 31, 1996. At December 31, 1996 one customer, IBN accounted for 21% of the total accounts receivable balance. No other customer accounted for more than 10% of the accounts receivable balance.


Item 8.     Financial Statements and Supplementary Data

The financial statements and supplementary data begin on page F-1 of this Form 10-K.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 10.    Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

Name                      Age         Position

Lewis S. Schiller         66          Chairman of the Board, Chief Executive
                                      Officer & Director

James L. Conway           48          President and Director

Leonard M. Luttinger      47          Chief Operating Officer and Director

Anthony F. Grisanti       47          Chief Financial Officer, Treasurer
                                      and Secretary

John F. Phillips          57          Director

E. Gerald Kay             55          Director

Storm R. Morgan           31          Director

Mr. Lewis S. Schiller has been chairman of the board and a director of the Company since its organization in September 1992. Mr. Schiller is chairman of the board and chief executive officer of Consolidated, SISC and Holdings and is chief executive officer and/or chairman of Consolidated's operating subsidiaries, whose operations include magnetic resonance imaging centers, three dimensional imaging products, telecommunications and various manufacturing operations. SISC is the sole stockholder of Holdings, the principal stockholder of the Company, and SISC and Holdings are wholly-owned subsidiaries of Consolidated. Mr. Schiller has held such positions for more than the past five years. Since May 1995, Mr. Schiller has also been chairman of the board, chief executive officer and a director of Trans Global Services, Inc. (formerly known as Concept Technologies Group, Inc.), ("Trans Global"), a contract engineering company, of which SISC holds a majority of the voting rights. Mr. Schiller devotes only a portion of his time to the business of the Company. On December 11, 1989, Mr. Schiller was elected as chairman and chief executive and financial officer of General Technologies Group, Ltd. ("GTG"), a Long Island based defense manufacturing firm in which Consolidated was a stockholder and a major creditor. On December 14, 1989, GTG filed for protection under Chapter 11 of the Bankruptcy Act. Consolidated also commenced litigation against GTG, its former chairman and chief executive officer, accountants and secured lender which was settled out of court in 1993 and 1996. Mr. Schiller devotes a significant portion of his time to the business of Consolidated and its other subsidiaries. He anticipates that he will devote such amount of his time to the business of the Company as is necessary; however, Mr. Schiller does not expect to devote more than 10% of his time to the business of the Company.

Mr. James L. Conway has been president and a director of the Company since January 1996. Since 1993, he has been president of S-Tech Corporation ("S-Tech"), a wholly-owned subsidiary of Consolidated which manufactures specialty vending equipment for postal, telecommunication and other industries and avionics products. His position as president of S-Tech Corporation is his principal business activity. From 1990 to 1993, he was president of GTG, as debtor in possession following its filing under Chapter 11 of the Bankruptcy Act. Mr. Conway devotes 40% to 50% of his time to the business of the Company.

Mr. Leonard M. Luttinger has been president and a director of the Company since its organization in September 1992 until January 1996, when he became chief operating officer. From March 1991 to September 1992, Mr. Luttinger was vice president of smart card systems for Onecard, a corporation engaged in the development of smart-card technology. From June 1966 to February 1991, he was employed at Unisys, a computer corporation, and its predecessor Burroughs Corporation, in various capacities, including manager of semiconductor and memory products and manager of scientific systems.

Mr. Anthony F. Grisanti has been treasurer of the Company since June 1994, secretary since February 1995 and chief financial officer since January 1996. He was chief financial officer of CSM and ACT for more than five years prior thereto.

Mr. John Phillips has been a director of the Company and vice president of CSM since June 1994, when CSM was acquired. He also served as vice chairman and vice president -- marketing of the Company from June 1994 to January 1996. He was a senior executive officer and director of CSM and ACT for more than five years prior to June 1994. From January 1993 to June 1994, he was chairman of the Board of CSM and ACT. From 1986 until December 1992, he was president of CSM and ACT. Mr. Phillips is a director of ACT.

Mr. Storm R. Morgan has been a director of the Company since January 1996. Mr. Morgan is also senior vice president of Oasis, a position he has held since 1991, and an officer and director of SMI, a position he has held since 1989.

The Company's Certificate of Incorporation includes certain provisions, permitted under Delaware law, which provide that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director expect for liability (I) for any breach of the director's duty of loyalty to the Company or its stockholders,
(ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for any transaction from which the director derived an improper personal benefit, or (iv) for certain conduct prohibited by law. The Certificate of Incorporation also contains broad indemnification provisions. These provisions do not affect the liability of any director under Federal or applicable state securities' laws.

The Board of Directors does not have any executive, nominating or audit committees.


Item 11.    Executive Compensation

Set forth below is information concerning the Company's chief executive officer and the only officers who received or accrued compensation in excess of $100,000 during the years ended December 31, 1996, 1995 and 1994. Information with respect to Messrs. Bright, Grisanti and Phillips reflects, for 1994, the combined compensation received from the Company and Old CSM.

                                   Annual Compensation     Long Term Compensation (Awards)
Name and Principal PositioYear   Salary  Commissions/Bonus Restricted StocOptions/Warrants
                                                           Awards  (Dollars)(Number)

Lewis S. Schiller, CEO    1996     1--          --              --              --
                          1995     1--          --              --              52,500
                          1994     1--          --              --              --

James Conway, President   1996     $77,408      --              --             268,750

Leonard M. Luttinger      1996     62,500      67,262           --             156,250
Chief Operating Officer   1995     125,000      --              --             176,768
                          1994     113,390      --              --             415,000

John F. Phillips,         1996     100,000     33,906           --             627,000
Vice Chairman             1995     123,900      --              --              38,768
and Vice President        1994     108,416      --             5--             415,000
of Marketing

Anthony F. Grisanti       1996     80,000      23,500           --             715,000
Chief Financial Officer   1995     80,000       --              --             832,464
                          1994     71,500       --             5

Storm R. Morgan           91996     --          --              --             262,500


------------------------


      1Mr. Schiller received no compensation from the Company. Effective December 31, 1994, Consolidated changed its fiscal year to the calendar year from the twelve months ended July 31. During the year ended December 31, 1996 and 1995, the period from August 1, 1994 to December 31, 1994, for the fiscal years ended July 31, 1994, the total compensation paid or accrued by
Consolidated  to Mr.  Schiller  was  $340,000,  $250,000,  $94,000 and  $181,451
respectively. The Company has an agreement with Trinity pursuant to which it is to pay Trinity consulting fees of $180,000 per year for the three years commencing August 1996. The services to be rendered by Trinity include general business and financial management services and may be rendered by officers of Trinity, including Mr. Schiller, who is chief executive officer of both Trinity and the Company.

      2Represents warrants to purchase 100,000 shares of Common Stock at $2.00 per share and warrants to purchase 168,750 shares of Common Stock at $4 per share.

      3 Represents warrants to purchase 25,000 shares of Common Stock at $2 per share and warrants to purchase 131,250 shares of Common Stock at $4 per share.

      4In December 1994, the Company issued options to purchase 15,000 shares of Common Stock at $5.33 per share to each of Messrs. Luttinger, Bright and Phillips pursuant to the Company's 1993 Long-Term Incentive Plan. In January 1995, these options were canceled and new options were granted with an exercise price of $.232 per share, which was determined by the Board of Directors to be the fair market value per share on such date, to Messrs. Luttinger (8,058 shares), Bright (20,058 shares) and Phillips (20,058 shares).

      5In June 1994 at the closing of the acquisition of CSM, SISC granted to Messrs. Bright, Phillips and Grisanti options to purchase 66,000, 66,000 and 19,920 respectively of the Company's Common Stock owned by SISC. The options are exercisable at an exercise price of $.232 per share during the five year period commencing June 1994. In June 1994, at the closing of the acquisition, Consolidated issued to such individuals an aggregate of 40,000 shares of Consolidated common stock.

      6Represents options to purchase 27,000 shares of Common Stock at $2 per share.

      7Represents options to purchase 15,000 shares of Common Stock at $2 per share.

      8Represents options to purchase 23,109 shares of Common Stock at $.232 per share and 9,355 shares of Common Stock at $.345 per share.

      9In January 1996, Mr. Storm Morgan was elected a director of the Company. At the time of his election. He was a consultant of the Company. The Company does not pay compensation to Mr. Morgan. During 1996 the Company operated under a proposed agreement pursuant to which the Company paid to SMI, of which Mr. Morgan is the sole stockholder, an officer and director, $619,700 for services provides by Mr. Morgan from a time to time on an as needed basis and for four persons to serve in management-level or other key positions of the Company on a full time basis. These individuals provided marketing, support and technical services to the Company. Mr. Morgan was not required to devote any minimum amount of time to the business of the Company. In addition the Company during 1996 reimbursed SMI for expenses incurred by SMI staff a total of $285,524. A substantial amount o these expenses were reimbursed to the Company by its clients. The Company also paid SMI in 1996 a total of $11,750 in commissions and $250,000 for services related to the Company's agreement with IBN.

      In February 1997 the Company modified its agreement with SMI reducing the monthly fees payable to $9,000.

      10Represents warrants to purchase 150,000 shares of Common stock at $2 per share and warrants to purchase 112,500 shares of Common stock at $4 per share.

In June 1994, at the closing of the acquisition of CSM, the Company entered into five-year employment agreements with Messrs. Luttinger, Edward D. Bright, John
F. Phillips and Anthony F. Grisanti providing for annual base salaries of $125,000, $125,000, 125,000 and $80,000, respectively. The agreements with
Messrs. Luttinger and Evans replaced prior agreements and increased their compensation. The agreements provide for an annual cost of living adjustment, an automobile allowance and a bonus of 4% of income before income taxes for Messrs. Luttinger, Bright and Phillips and 2% of income before income taxes for Mr. Grisanti. The maximum bonus is 300% of salary for Messrs. Luttinger, Bright and Phillips and 200% of salary for Mr. Grisanti. The agreements provide that such individuals will be elected as executive officers of the Company. Mr. Luttinger's agreement also provides for payment of his relocation expenses. For 1996, Messrs. Luttinger, Phillips and Bright agreed to reduce base salaries of $62,500, $100,000 and $100,000, with certain incentives if certain targets are attained. The aggregate annual base salaries for 1996 under these agreements is $442,500. In August 1996 the Company entered into a five year employment agreement with Mr. Conway providing for an annual base salary of $125,000. The agreement provides for an annual cost of living adjustment, an automobile allowance and a bonus of 5% income before income taxes. The maximum bonus is 300% of salary. In addition, the Company has an agreement with Trinity pursuant to which the Company will pay Trinity $180,000 per year during the three-year period commencing on the first day of the month in which the Company receives the proceeds from this Offering.

      Pursuant to his employment agreement with Consolidated, Mr. Schiller received, prior to September 1, 1996, an annual salary of $250,000 subject to a cost of living increase, a bonus equal to 10% of Consolidated's net income before income taxes or cash flow, whichever is greater, in excess of $350,000. Effective September 1, 1996, Mr. Schiller's base salary was increased to $500,000. Pursuant to his employment agreement with Consolidated, Mr. Schiller has the right to acquire 10% of SISC's interest in its subsidiaries and investments, including its investment in the Company, at 110% of SISC's cost.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the, as of March 14, 1997, the number and percentage of shares of outstanding common stock owned by each person owning at least 5% of the Company's Common Stock, each director owning stock and all directors and officers as a group:
                                             Common Stock
                                 Amount and Nature
Name and                            of Beneficial    Percent of Ownership
1Address                             2Ownership           Outstanding

3Lewis S. Schiller                 4,699,737              62.4%
160 Broadway
New York, NY 10038

4SIS Capital Corp.                 4,433,070              60.2%
        and
Carte Medical Holdings, Inc.
160 Broadway
New York, NY 10038

5Leonard M. Luttinger                261,016              3.7%

6John F. Phillips                    131,766              1.9%

7Storm R. Morgan                     307,000              4.3%

8James L. Conway                     293,750              4.2%

All Directors and Officers         5,760,653              68.2%
As a group (four individuals
owning stock) 3, 5, 6, 7, 8, 9

------------------------


      1Unless otherwise indicated, the address of each person is c/o Netsmart Technologies, Inc., 146 Nassau Avenue, Islip, New York 11751.

      2Unless otherwise indicated, each person named has the sole voting and sole investment power and has direct beneficial ownership of the shares. Information as to ownership of Outstanding Warrants by each person named in the table is set forth in the footnotes.

      3Includes (a) 100,000 shares of Common Stock owned by Mr. Schiller, (b) 3,122,390 shares by Holdings, of which Mr. Schiller is the chief executive officer and has the power to vote the shares,(c) 700,000 shares of Common Stock issued to SISC as a result of exercising $2 warrants in August 1996. (d) 565,000 shares of Common Stock issuable to SISC upon the exercise of outstanding warrants. (e) 166,667 shares of Common Stock issuable to Mr. Schiller upon the exercise of outstanding warrants. Includes 151,920 shares of Common Stock owned by Holdings, subject to options granted by SISC in connection with the acquisition of CSM. Shares owned by Mr. Schiller do not include securities owned by DLB, which is owned by Mr. Schiller's wife and with respect to which Mr. Schiller disclaims beneficial interest. At March 14, 1997, DLB owned 237,577 shares of Common Stock and Outstanding Warrants to purchase 70,833 shares of Common Stock at $2.00 per share and 53,126 shares of Common Stock at $4 per share. If the shares owned by DLB were included with Mr. Schiller's shares, the number shares of Common Stock beneficially owned by Mr. Schiller at March 14, 1997 would be 5,061,273 or 66.1% of the outstanding shares of Common Stock at such date.

      4Includes (a) 3,122,390 shares owned by Holdings, (b) 700,000 shares of Common Stock issued to SISC as a result of exercising $2 warrants in August 1996 and (c) 565,000 shares of Common Stock issuable to SISC upon the exercise of outstanding warrants. The shares owned by SISC include 151,920 shares of Common Stock owned by Holdings, subject to options granted by SISC in connection with the acquisition of CSM.

      5Includes (a) 26,766 shares of Common Stock issuable upon the exercise of outstanding options, (b) 25,000 shares of Common Stock issuable upon the exercise of outstanding $2 warrants, (c) 131,250 shares of Common Stock issuable upon the exercise of outstanding $4 warrants.

      6Represents 66,000 shares issuable upon exercise of an option granted by SISC and 65,766 shares of Common Stock issuable upon exercise of outstanding options.

      7Mr. Morgan holds Outstanding Warrants to purchase 150,000 shares of Common Stock at $2.00 per share and 112,500 shares of Common Stock at $4 per share.

      8Mr. Conway holds Outstanding Warrants to purchase 100,000 shares of Common Stock at $2 per share and 168,750 shares of Common Stock at $4 per share.



Item 13.    Certain relationships and Related Transactions



Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.    Financial Statements
      F-3                 Report of Moore Stephens, P.C. Independent Certified
                          Accounts
      F-4 - F-6           Consolidated Balance Sheets as of December 31, 1996
                          and 1995
      F-7 - F8            Statements of Operations for the Years Ended
                          December 31, 1996, 1995 and 1994
      F-9                 Statements of Shareholders' Equity for the Years Ended
                          December 31, 1996, 1995 and 1994
      F-9 - F-12          Statements of Cash Flows for the Years Ended
                          December 31, 1996,  1995 and 1994
      F-13 - F-33         Notes to Financial Statements

2.    Financial Statement Schedules
      None

3.    Reports on Form 8-K
      None

4.    Exhibits

                             NETSMART TECHNOLOGIES, INC.

NETSMART TECHNOLOGIES, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                            Page to Page

Independent Auditor's Report................................F-3

Balance Sheets..............................................F-4.....F-6

Statements of Operations....................................F-7.....F-8

Statements of Stockholders' Equity..........................F-9

Statements of Cash Flows....................................F-10....F-12

Notes to Financial Statements ..............................F-13....F-33




                    .   .   .   .   .   .   .   .   .   .   .

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Netsmart Technologies, Inc.
  New York, New York


            We have audited the accompanying consolidated balance sheets of Netsmart Technologies, Inc. [formerly CSMC Corporation] and its subsidiary as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsmart Technologies, Inc. and its subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.








                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
March 21, 1997, except as to note 5
for which the date is April 8, 1997

NETSMART TECHNOLOGIES, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                   December 31,
                                                1 9 9 6      1 9 9 5
Assets:
Current Assets:
  Cash and Cash Equivalents                  $    998,317    $    --
  Accounts Receivable - Net                     2,284,450      2,112,000
  Costs and Estimated Profits in Excess
   of Interim Billings                             931,786       415,000
  Other Current Assets                              82,205       14,000
                                             --------------   -----------

  Total Current Assets                          4,296,758      2,541,000
                                             ------------     -----------

  Property and Equipment - Net                     382,586       347,000
                                             -------------    -----------

Other Assets:
  Software Development Costs                       250,920       --
  Investment in Joint Venture at Equity            120,546       --
  Customer Lists                                3,128,814      3,442,000

  Other Assets                                       71,105       60,000
                                             --------------   ------------

  Total Other Assets                            3,571,385      3,502,000
                                             ------------     ------------

  Total Assets                               $ 8,250,729     $ 6,390,000
                                             ===========      =============



See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                   December 31,
                                                1 9 9 6      1 9 9 5

Liabilities and Stockholders' Equity:
Current Liabilities:
     Cash Overdraft                          $      --       $  95,000
     Notes Payable - Bank                           --          79,000
     Notes Payable - Other                       590,031     1,003,000
     Capitalized Lease Obligations                41,449       169,000
     Accounts Payable                            983,156     1,186,000
     Accrued Expenses                            991,075     1,323,000
     Interim Billings in Excess of Costs
     and Estimated Profits                     1,102,105       940,000
     Due to Related Parties                       23,542       167,000
     Deferred Revenue                             88,420       141,000

     Total Current Liabilities - Forward       3,819,778     5,103,000
                                             -----------     ----------

Capitalized Lease Obligations - Forward           15,945        34,000
                                             -----------    -----------

Subordinated Debt - Related Party - Forward        --          750,000
                                             ------------   -----------

Commitments and Contingencies - Forward            --              --
                                             -------------  ------------

Redeemable Preferred Stock:
     Series B 6% Redeemable Preferred Stock; 80 Shares
     Authorized, Issued and Outstanding at
     December 31, 1995 [Liquidation Preference
     and Redemption Price of $96,000] - Forwa      --           96,000



See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC.
------------------------------------------------------------------------------

BALANCE SHEETS
------------------------------------------------------------------------------

                                                         December 31,
                                                   1 9 9 6        1 9 9 5
                                               [Consolidated]    [Consolidated]
     Total Current Liabilities - Forwarded      $   3,819,778      $  5,103,000
                                                -------------       ------------

Capitalized Lease Obligations - Forwarded              15,945            34,000
                                                ----------------    ------------

Subordinated Debt - Related Party - Forwarded                           750,000
                                                -----------------   ------------

Commitments and Contingencies - Forwarded                                    --
                                                ------------------  ------------

Redeemable Preferred Stock - Forwarded                                   96,000
                                                ------------------  ------------

Stockholders' Equity:
 Preferred Stock, $.01 Par Value; Authorized 3,000,000
   Shares; Authorized, Issued and Outstanding:

   Series A 4% Convertible Redeemable Preferred Stock -
     $.01 Par Value 400 Shares Authorized, Issued and
     Outstanding at December 31, 1995 [Liquidation
     Preference of $40,000]                               --             --

   Series D 6%  Redeemable  Preferred  Stock -
     $.01 Par Value  3,000  Shares Authorized,
     1,210  and  2,210  Issued  and  Outstanding
     [Liquidation Preference of $1,210,000 and
     $2,210,000] at December 31, 1996 and
     December 31, 1995, Respectively                        12           --

   Additional   Paid-in  Capital  -  Preferred
     Stock  [$40,000  -  Series  A; $1,209,509
     - Series D at December 31, 1996, $2,210,000
     - Series D at December 31, 1995]                 1,209,509       2,250,000

   Common Stock - $.01 Par Value; Authorized
     15,000,000 Shares; Issued and Outstanding
     6,798,203 Shares at December 31, 1996,
     3,011,253 Shares at December 31, 1995               67,982          30,000

   Additional Paid-in Capital - Common Stock         14,863,328       3,274,000

   Accumulated Deficit                              (11,725,825)     (5,147,000)
                                                   ------------     -----------

   Total Stockholders' Equity                         4,415,006         407,000
                                                   ------------     ------------

   Total Liabilities and Stockholders' Equity       $ 8,250,729      $6,390,000
                                                     ===========      ==========
 See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

                                                  Y e a r s  e n d e d
                                                 D e c e m b e r   3 1,
                                          1 9 9 6         1 9 9 5    1 9 9 4
                                         -------        -------     -------
                                      [Consolidated]  [Consolidated] [Combined]
Revenues:
  Software and Related
    Systems and Services:
    General                          $  5,108,095   $  4,541,000   $  1,539,000
    Maintenance Contract
      Services                          1,225,709      1,099,000        501,000
                                        ---------      ---------    -----------

    Total Software and Related
      Systems and Services              6,333,804      5,640,000      2,040,000

  Data Center Services                  2,207,155      1,742,000        884,000
                                        ---------      ---------     ----------

  Total Revenues                        8,540,959      7,382,000      2,924,000
                                        ---------      ---------      ---------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                             5,114,882      3,986,000      1,669,000
    Maintenance Contract
      Services                            595,366        743,000        449,000
                                          -------     ----------     ----------

    Total Software and Related
      Systems and Services              5,710,248      4,729,000      2,118,000

  Data Center Services                  1,220,368        889,000        416,000
                                        ---------     ----------     ----------

  Total Cost of Revenues                6,930,616      5,618,000      2,534,000
                                        ---------      ---------      ---------

  Gross Profit                          1,610,343      1,764,000        390,000

 Provision for Doubtful Accounts          260,000          8,000             --

 Selling, General and
  Administrative Expenses               1,661,854      2,478,000      1,495,000

Related Party Administrative
  Expenses                                 69,000         18,000         19,000

Stock Based Compensation                3,492,300              --            --

Research and Development                  278,000         699,000       367,000
                                         --------      ----------     ---------

  Loss from Operations                 (4,150,811)    (1,433,000)    (1,491,000)

Financing Costs                         1,692,000        863,000             --

Interest Expense                          472,548        355,000         71,000

Equity in Net Loss of Joint
 Venture                                  264,085             --             --

See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                    Y e a r s  e n d e d
                                                   D e c e m b e r   3 1,
                                          1 9 9 6        1 9 9 5        1 9 9 4
                                          -------        -------        -------
                                       [Consolidated] [Consolidated]  [Combined]

Related Party Interest
  Expense                                      --       199,000         189,000
                                         ----------   ---------     -----------

  Net Loss                            $ (6,579,444) $ (2,850,000)  $ (1,751,000)
                                      ============= =============  =============


Loss Per Share                        $      (1.28) $       (.59)  $       (.36)
                                      ============= =============  =============

Number of Shares of
  Common Stock                          5,149,253      4,821,528      4,821,528
                                     =============  =============  =============


See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC.
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------

                                        Series A       Series D  Additional Common Stock   Additional
                                      Preferred StockPreferred StocPaid-in  $.01 Par Value   Paid-in
                                          at .01        at .01     Capital    Authorized     Capital             Total
                                        Par Value      Par Value  Preferred 15,000,000 ShareCommon  Accumulate   Stockholders'
                                     Shares Amount  Shares Amount  Stock    Shares  Amount    Stock   Deficit    Equity



 Balance - December 31, 1993         400   $ --     -- $   --   $   40,000  1,050,003  $ 11,000  $    46,000  $(546,000) $ (449,000)

Allocated Related Party
Administrative Expenses               --     --     --     --         --       --           --        19,000       --        19,000

Combination with CSM                  --     --     --     --         --       --           --     2,936,000       --     2,936,000

Net Loss                              --     --     --     --         --       --           --          --    (1,751,000)(1,751,000)
                                      --     --     --     --         --       --           --          --     ---------- ----------
Balance - December 31, 1994
[Combined]                           400     --     --     --       40,000  1,050,003    11,000    3,001,000  (2,297,000)   755,000

Allocated Related Party
Administrative Expenses               --     --     --     --         --       --           --        18,000       --        18,000

Common Stock Issued to Affiliate      --     --     --     --         --      825,000     8,000       (8,000)      --        --

Common Stock and Preferred Stock
 241,000        --       2,462,000

Common Stock Issued to Officer for
Services                              --     --     --     --         --       11,250       --         22,000       --       22,000

Net Loss                              --     --     --     --         --       --           --            --  (2,850,000)(2,850,000)
                                      --     --     --     --         --       --           --                 ---------  ----------

 Balance - December 31, 1995
[Consolidated]                       400     4     2,210   22    2,249,505  3,011,253    30,113     3,273,968 (5,146,381)   407,221

Common Stock Issued in Exchange for
Ser D and Ser A Preferred Stock     (400)   (4)   (1,000) (10)  (1,039,996) 1,168,200    11,681     1,028,319      --        --

Allocated Related Party
Administrative Expenses               --     --     --     --         --       --           --          9,000      --         9,000

Compensation from the Issuance of
Common Stock Warrants                 --     --     --     --         --       --           --      3,492,300      --     3,492,300

Common Stock Issued - Initial
Public Offering                                                             1,293,750    12,938     5,162,063             5,175,001

Common Stock Issued - Exercise of
Warrants                                                                      800,000     8,000     1,592,000             1,600,000

Common Stock Issued -
Financing Costs                                                               525,000     5,250     1,674,750             1,680,000

Costs Associated with Issuance
of Stock                                                                                           (1,369,072)           (1,369,072)

Net Loss                              --     --     --     --        --        --            --               (6,579,444)(6,579,444)
                                    ------------------------------------------------------------------------------------------------
 Balance - December 31, 1996
[Consolidated]                        --     --    1,210   12   $1,209,509  6,798,203   $67,982    $14,863,328(11,725,82)$4,415,006
See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                            Y e a r s  e n d e d
                                                           D e c e m b e r   3 1,
                                                 1 9 9 6            1 9 9 5           1 9 9 4
                                                -------            -------            -------
                                              [Consolidated]     [Consolidated]      [Combined]

Operating Activities:
  Net Loss                                   $   (6,579,444)     $ (2,850,000)     $   (1,751,000)
                                             ---------------     ------------     --------------
  Adjustments to Reconcile Net
    Loss to Net Cash [Used
    for] Provided by Operating Activities:
    Depreciation and Amortization                     486,566         872,00              470,000
    Administrative Expenses                             9,000          8,000               19,000
    Additional Compensation Related to the
       issuance of Equity Instruments               3,492,300         22,000              236,000
    Financing Expenses related to the
    issuance  of Common Stock                       1,680,000            --                  --
    Write Off of Deferred Public
      Offering Costs                                     --           460,000                --
    Equity in Net Loss of Joint Venture               264,085          21,000              15,000
    Provision for Doubtful Accounts                   260,000           8,000                --

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable                            (431,478)       (388,000)            (369,000)
      Costs and Estimated Profits in
        Excess of Interim Billings                   (516,707)         87,000             (233,000)
      Other Current Assets                            (68,810)         10,000               45,000
      Other Assets                                    (10,502)           --                 (3,000)

    Increase [Decrease] in:
      Accounts Payable                               (202,620)         159,000              13,000
      Accrued Expenses                               (332,174)         935,000             199,000
      Interim Billings in Excess of
        Costs and Estimated Profits                   160,626         (217,000)            413,000
      Accrued Payroll Taxes and
        Related Expenses                                --               --               (276,000)
      Due to Related Parties                         (143,458)         496,000           1,629,000
      Deferred Revenue                                (52,580)         141,000               --
                                             --------------------    -----------   -------------------

    Total Adjustments                               4,594,248        2,624,000           2,158,000
                                             ---------------------   -----------   -------------------

  Net Cash - Operating Activities -
    Forward                                        (1,985,196)       (226,000)             407,000
                                             ---------------------   -----------   --------------------

Investing Activities:
  Acquisition of Property and
    Equipment                                         (181,033)       (138,000)           (122,000)
  Software Development Costs                          (278,800)                           (177,000)
  Investment in Joint Venture                         (384,631)                            (25,000)
  Cash Acquired in Combination
    with CSM                                                                                31,000

  Net Cash - Investing Activities -
    Forward)                                  $       (844,464)    $  (138,000)   $       (293,000)
See Notes to Financial Statements.

                                         F - 10

NETSMART TECHNOLOGIES, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                          Y e a r s  e n d e d
                                                         D e c e m b e r   3 1,
                                                1 9 9 6        1 9 9 5        1 9 9 4
                                                -------        -------        -------


                                             [Consolidated]     [Consolidated]   [Combined]

  Net Cash - Operating Activities -
    Forwarded                                $   (1,985,196)    $     (226,000)   $     407,000
                                             ---------------     --------------   --------------

  Net Cash - Investing Activities -
    Forwarded                                      (844,464)          (138,000)        (293,000)
                                             ---------------    --------------    --------------

Financing Activities:
  Proceeds from Short-Term Notes                    500,000            831,000          200,000
  Payment of Short-Term Notes                       912,270)          (190,000)             --
  Payment of Bank Note Payable                       79,000)          (175,000)         (60,000)
  Payment of Short-Term Notes
    to related party                                750,000)                                --
  Payment of Capitalized Lease
    Obligations                                     145,146)           (29,000)          (8,000)
  Issuance of Common Stock                        5,175,000                                --
  Proceeds from Warrant exercise                  1,600,000                                --
 Cash Overdraft                                     (95,536)            56,000           37,000
  Redemption of Series B Preferred Stock            (96,000)                                --
  Costs associated with issuance of Stock        (1,369,071)
  Deferred Public Offering Costs                                      (129,000)        (283,000)
                                             ---------------       ------------   --------------

  Net Cash - Financing Activities                  3827,977            364,000         (114,000)
                                             --------------        ------------   --------------

  Net Increase [Decrease] in Cash                   998,317                                --

Cash - Beginning of Periods                                                                --
                                             --------------        -----------    --------------

  Cash - End of Periods                      $      998,317        $     --         $      --
                                             ===============       ============   ===============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                 $       481,856       $   349,000      $     76,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

During the year ended December 31, 1996, the Company had the following:

SISC exchanged 1,000 shares of Series D preferred stock for 1,125,000 shares of common stock. As a result of this exchange the aggregate redemption price of the Series D preferred stock was reduced to $1,210,000. The Series A preferred stock was converted into 43,200 shares of common stock in a transaction valued at $43,200.

Pursuant to an agreement with four accredited investors, the Company issued 250,000 units composed of two shares of common stock and one Series A Common Stock purchase warrant. The Company incurred a one time non-cash charge of $1,611,000.

Pursuant to a modification of an agreement with an asset based lender the Company issued 25,000 common shares to such lender and incurred a one-time non-cash finance charge of $81,000.

NETSMART TECHNOLOGIES, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



The Company granted stock options to purchase an aggregate of 242,000 shares of common stock and recognized compensation expense of $154,800.

The Company granted 3,573,125 Series B Common Stock purchase warrants and 896,875 Series A Common Stock purchase warrants and recognized compensation expense of $3,337,500.

  During the year ended December 31, 1995, the Company had the following:

  1) $388,000 of accrued interest owed to SISC was exchanged for 1,125,000 shares of common stock.

  2) $2,210,000 of SISC debt was exchanged for 2,210 shares of Series D Preferred Stock.

  3)  825,000 shares of common stock were issued to Holdings as follows:

       A) 750,000 shares were issued in connection with the transfer of the Acquisition Corp. stock to CSMC.

       B) 75,000 shares were issued in respect of certain indebtedness guaranteed by Consolidated.

  See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC.
------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS, Sheet #1
------------------------------------------------------------------------------



[1] Financial Statement Presentation, Organization and Nature of Operations

The financial statements as of December 31, 1996 and 1995 are presented on a consolidated basis and include Netsmart Technologies, Inc. [formerly "CSMC Corporation" and "Carte Medical Corporation"] ["Netsmart"], and its wholly-owned subsidiary, Creative Socio-Medics Corp. ["CSM"] [collectively, the "Company"]. All intercompany transactions are eliminated in consolidation.

The financial statements as of December 31, 1994, which include Netsmart and CSM commencing July 1, 1994, are presented on a combined basis because they are under common control. All intercompany transactions are eliminated in combination. The acquisition by Carte Medical Holdings, Inc. ["Holdings"], the principal stockholder of Netsmart, of CSM occurred on June 16, 1994. The operations of CSM from that date to June 30, 1994 were not substantial and are not included in the combined financial statements as of December 31, 1994. The financial statements prior to July 1, 1994 reflect the results of operations and financial position of Netsmart.

Netsmart was incorporated on September 9, 1992 to engage in the development and marketing of an integrated proprietary software system designed to run on multiple systems in a distributed network environment. Netsmart's marketing effort through December 31, 1996 was primarily directed at managed care organizations and methadone clinics and other substance abuse facilities throughout the United States. Netsmart's software operates on computer networks, including networks based on personal computers, and so-called "smart cards." A smart card is a plastic card the size of a standard credit card which combines data storage capacity and access to information along with computing capacity within a single embedded microprocessor chip contained in the card.

Netsmart is controlled by Consolidated Technology Group Ltd. ["Consolidated"], a public company, through its wholly-owned subsidiary Holdings. Prior to June 16, 1994, Netsmart's principal stockholder was SIS Capital Corp. ["SISC"], a wholly-owned subsidiary of Consolidated. Netsmart's chairman of the board is the chief executive officer of Consolidated.

In April 1994, Netsmart entered into an Agreement and Plan of Reorganization [the "Purchase Agreement"] among Consolidated, Netsmart, CSM Acquisition Corp. ["Acquisition Corp."], a wholly-owned subsidiary of Consolidated, Creative Socio-Medics ["Old CSM"], and Advanced Computer Techniques, Inc. ["ACT"], Old CSM's parent.

Pursuant to the Purchase Agreement, in June 1994, Acquisition Corp. acquired the assets and assumed liabilities of Old CSM in exchange for 800,000 shares of Consolidated's common stock and $500,000 cash which was advanced by Netsmart from a loan from SISC. The following summarizes the purchase price allocated to acquired assets at fair value:

Cash                                      $      500,000
Stock of Consolidated                          2,700,000
                                              ----------

  Purchase Cost                           $    3,200,000
  -------------                           ===============

Allocated to:
  Customer Lists                          $    3,851,000
  Accounts Receivable                          1,363,000
  Costs and Estimated Profits in Excess of
   Billings                                      269,000
  Property and Equipment                         261,000
  Other Assets                                   213,000
  Liabilities Assumed                         (2,757,000)
                                              ----------

  Total                                   $     3,200,000
  -----                                   ===============

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[1] Financial Statement Presentation, Organization and Nature of Operations [Continued]

The value of Consolidated stock was calculated based on the 800,000 shares of common stock given per the acquisition agreement at the fair value of $3.375 per share. The fair value was determined based on the average trading price of Consolidated common stock for a period before and after the acquisition date. The $2,700,000 is recorded as additional paid-in capital since such amount will not be reimbursed.

In June 1994, SISC formed a wholly-owned subsidiary, Holdings, and transferred its stock in Netsmart and Acquisition Corp. to Holdings. On September 30, 1995, the stock of Acquisition Corp., whose name had been changed to Creative Socio-Medics Corp. in June 1994, was transferred to the Company. At the same time, the Company issued 825,000 shares of its common stock to Holdings, of which 750,000 shares were issued in connection with the transfer of the Acquisition Corp. stock and 75,000 shares were issued in respect of certain indebtedness guaranteed by Consolidated.

At the time of the execution of the Purchase Agreement, SISC granted three officers of Old CSM, who became officers of the Company, options to purchase an aggregate of 151,920 shares of common stock at $.232 per share. The value of the options is based on a fair value of approximately $.89 per share of the Company's common stock less the exercise price of $.232 per share. The fair value was determined based on the financial condition of the Company at the time the options were granted. The shares subject to option are outstanding shares which were owned by SISC and transferred to Holdings subject to the options. The Company has granted to these individuals certain piggy back registration rights with respect to the shares of common stock issuable upon exercise of the options. The value of these options is approximately $100,000 and is treated as compensation by the Company. At the closing of the purchase of Old CSM, Consolidated transferred to such three officers an aggregate of 40,000 shares of Consolidated common stock, which were valued at approximately $136,000. The value of such shares is treated as compensation by the Company. The value of Consolidated stock was determined on a consistent basis with those shares given in the acquisition. The amounts of $100,000 and $136,000 were credited to additional paid-in capital.

The following pro forma unaudited results assumes the acquisition of CSM had occurred at the beginning of 1994:
                                                             Year ended
                                                       December 31,1 9 9 4

Net Revenues                                               $   5,050,000
                                                           =============

Net Loss                                                   $ (2,136,000)
                                                           ============

Loss Per Share                                             $       (.44)
                                                           =============

Number of Shares of Common Stock                               4,821,528
                                                           =============

[2] Summary of Significant Accounting Policies

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $1,000,000 at December 31, 1996.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

Concentration of Credit Risk - The Company extends credit to customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral from its customers. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of the customers believes that its accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near term.

The Company's health information systems are marketed to specialized care facilities, many of which are operated by government entities and include entitlement programs. During the years ended December 31, 1996, 1995 and 1994, approximately 31%, 54% and 49% of the Company's revenues were generated from contracts with government agencies.

During the year ended December 31, 1996 and 1995, one customer accounted for approximately $1,879,000 and $1,400,000 or 22% and 19% respectively of revenue. Accounts receivable of approximately $473,000 and $336,000 were due from this customer at December 31, 1996 and 1995. No one customer accounted for more than 10% of revenues in 1994.

The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 1996, cash and cash equivalent balances of $1,000,000 were held at a financial institution in excess of federally insured limits. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

Revenue Recognition - The Company anticipates that it will recognize revenue principally from the licensing of its software, and from consulting and maintenance services rendered in connection with such licensing activities. Revenue from licensing will be recognized under the terms of the licenses, which are expected to provide for a royalty, which may be payable annually, monthly or on some other basis, based on the number of persons using smart cards pursuant to the license agreement. Consulting revenue is recognized when the services are rendered. No revenue is recognized prior to obtaining a binding commitment from the customer.

Revenues from fixed price software development contracts and revenue under license agreements which require significant modification of the software package to the customer's specifications, are recognized on the estimated percentage-of-completion method. Using the units-of-work performed method to measure progress towards completion, revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. It is reasonably possible that the amount of costs and estimated profits in excess of billing and billings in excess of costs and estimated profits may be subject to change in the near term. Revenue from software package license agreements without significant vendor obligations is recognized upon delivery of the software. Information processing revenues are recognized in the period in which the service is provided. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. Software development revenues from time-and-materials contracts are recognized as services are performed.

Deferred revenue represents revenue billed and collected but not yet earned.

The cost of maintenance revenue, which consists solely of staff payroll, is expensed as incurred.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Direct Costs - Direct costs generally represent labor costs related to licensing and consulting agreements.

Property and Equipment and Depreciation - Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of these assets.

Estimated useful lives range from 2 to 10 years as follows:

Equipment                                                  2-5 Years
Furniture and Fixtures                                     5-7 Years
Leasehold Improvements                                     8-10 Years

Capitalized  Software  Development  Costs - Capitalization  of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgement by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers.
Amortization is to be provided on a product by product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

During 1996, the Company assigned personnel to develop SmartCard products. As a result, the applicable portion of cost of coding and testing subsequent to the establishment of technological feasibility were capitalized as software costs with respect to the work on the SmartCard product. As a result of such product development the Company incurred $556,800 in software costs. Software costs of $278,000 prior to technological feasibility, were recorded as research and development expenses. Amortization, using the straight-line method over five years of capitalized software development costs amounted to $27,880 for the year ended December 31, 1996 and has been included in cost of revenues.

In 1995, due to a change from a DOS based operating system to a Windows based operating system, management determined that the estimated economic life of previously developed computer software had expired. This has been accounted for as a change in accounting estimate and as a result amortization increased by $210,000 in 1995. Amortization of capitalized computer software development costs amounted to $419,000 and $221,000 at December 31, 1995 and 1994, respectively. Amortization expense has been included in cost of revenues for all periods.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Customer Lists - Customer lists represent a listing of customers obtained through the acquisition of CSM to which the Company can market its products. Customer lists are being amortized on the straight-line method.

In 1995, the amortization period of customer lists was changed from 20 years to 12 years. The change in the period of amortization reflects changes in technology which became important in the health care industry subsequent to the acquisition of CSM in June 1994. The development of Window-based applications, particularly Windows 95, which had not been developed at the time of the acquisition, together with the possibility of other changes in the software and communications industry, represent developments that the Company feels require a change in the amortization period to twelve years. Such change has been accounted for as a change in accounting estimate. The effect of this change was to increase amortization by $120,000 in 1995.

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 established accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has determined that expected future cash flows (undiscounted and without interest charges) exceed the carrying value of the intangibles at December 31, 1996 and believes that no impairment of these assets has occurred. It is at least reasonably possible that management's estimate of expected future cash flows may change in the near term. This may result in an accelerated amortization method or write-off of the customer lists. Customer lists at December 31, 1996 and 1995 are as follows:

                                               December 31,
                                          1 9 9 6        1 9 9 5

Customer Lists                            $  3,850,814  $  3,851,000
Less: Accumulated Amortization                 722,000       409,000
                                          ------------  ------------

  Net                                     $  3,128,814  $  3,442,000
  ---                                     ============  ============

Cost Associated With Public Offerings - In 1996, the Company completed a public offering of its securities (See Note 10). Costs of $1,370,000 associated with the offering were offset against total gross proceeds of $5,175,000. In early 1995, the Company withdrew a registration statement following the termination of a previous public offering. Costs of $460,000, associated with that offering, were expensed, and included in financing costs, in 1995.

Stock Options and Similar Equity Instruments - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", for stock options and similar equity instruments (collectively,"Options") issued to employees, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

Loss Per Share - Loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. For purposes of computing weighted average number of shares of common stock outstanding, the Company has common stock equivalents. The common stock equivalents are assumed converted to common stock, when dilutive. During periods of operations in which losses were incurred, common stock equivalents were excluded from the weighted average number of common shares outstanding because their inclusion would be anti-dilutive. In August 1993, the Company effected a 2,000-for-one common stock recapitalization, in October 1993, the Company effected a .576-for-one reverse split in its common stock, and, in February 1996, the Company effected a three-for-four reverse split in its common stock. In January 1996, the Company issued 1,125,000 shares of common stock in exchange for 1,000 shares of Series D Preferred Stock. All share and per share information in these financial statements gives effect, retroactively, to such transactions. Dividends on preferred stock are included in the calculation of loss per share.

Investment in Joint  Venture - The Company's  investment in a joint venture (See
Note 16) is accounted for under the equity method.

Allocated Related Party Administrative Expenses - During the first six months of 1996 and all of 1995 and 1994, certain administrative services were performed for the Company by Consolidated and its subsidiaries. The fair value of such services, approximately $9,000, $18,000 and $19,000, respectively, was charged to related party and administrative expenses, and, since Consolidated will not be reimbursed for such charges, credited to additional paid-in capital. (See
Note 7)

Research and Development - Expenditures for research and development costs for the year ended December 31, 1996, 1995 and 1994 amounted to $278,000, $699,000 and $367,000, respectively.

[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $288,029, $146,263 and 137,842 at December 31, 1996, 1995 and 1994 respectively. The changes in the allowance for doubtful accounts are summarized as follows:

                                                   December 31,
                                       1996        1995       1994

      Beginning Balance              $146,263    $137,842   $137,778
      Provision for Doubtful Account  260,000      60,000     30,000
      Recoveries                         --         --         --
      Charge-offs                    (118,234)    (51,579)   (29,936)

      Ending Balance                $288,029     $146,263   $137,842
                                    ========     ========   ========

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------


[4] Costs and Estimated Profits in Excess of Interim Billings and Interim Billings in Excess of Costs and Estimated Profits

Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

                                                      December 31,
                                                  1 9 9 6        1 9 9 5

Costs Incurred on Uncompleted Contracts         $  3,483,918   $  2,588,000
Estimated Profits                                    652,749        491,000
                                                -------------- --------------

Total                                               4,136,667      3,079,000
Billings to Date                                    4,306,986      3,604,000
                                                -------------  -------------

   Net                                          $    (170,319) $    (525,000)
   ---                                          =============  =============

Included in the accompanying balance sheet under the following captions:

Costs and estimated profits in excess of interim$     931,786  $     415,000
Interim billings in excess of costs and estimate   (1,102,105)       940,000
                                                -------------        -------

   Net                                          $    (170,319) $    (525,000)
   ---                                          =============  =============

[5] Going Concern Considerations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and the accumulated deficit at December 31, 1996 is $11,725,825. The ability of the Company to continue as a going concern is dependent upon the success of the Company's marketing effort and its access to sufficient funding to enable it to continue operations. The Company has been funded through December 31, 1996 through loans from principal stockholders, an asset-based lender and others, and from the sale of stock [See Notes 7 and 8]. All these factors had raised substantial doubt about the ability of the Company to continue as a going concern.

Such substantial doubt has been alleviated due to the Company's ability to secure contracts, such as the agreement effective April 8, 1997 with Health System Design Corporation,which will allow the Company to provide the "Provider Management Information System" to the nearly 600 Provider Agencies in the State of Ohio. Management believes that the gross profit from this contract in 1997 will range from $567,000 to $2.3 million. The Company believes that the $567,000 gross profit can be attained with the existing staff.

There can be no assurances that management's plans to reduce operating losses by increasing revenues to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------


[6] Property and Equipment

Property and equipment consist of the following:
                                                      December 31,
                                                   1 9 9 6    1 9 9 5

Equipment, Furniture and Fixtures              $  538,634   $  674,000
Leasehold Improvements                            164,335      164,000
                                               -----------  -----------

Totals - At Cost                                   702,969      838,000
Less:  Accumulated Depreciation                    320,383      491,000
                                               -----------      -------

   Net                                          $ 382,586    $  347,000
   ---                                          =========    ==========

Depreciation expense amounted to $145,686, $140,000, and $69,000, respectively for the years ended December 31, 1996, 1995 and 1994.

[7] Related Party Transactions

[A] Issuance of Stock at Organization - In connection with the organization of the Company in September 1992, the Company issued 824,256 shares of common stock as follows: 582,072 shares of common stock to SISC, for $1,300, 112,584 shares to DLB, Inc. ["DLB"] for $6,700, and 43,200 shares of common stock for nominal consideration to each of DLB and two individuals, one of whom became a director in June 1994. DLB is controlled by the wife of the chairman of the board who is also the chairman of the board of Consolidated. The chairman of the board disclaims any beneficial interest in any securities owned by DLB.

Also in connection with the organization of the Company, the Company acquired all of the capital stock of LMT in exchange for 129,600 shares of common stock and 400 shares of Series A 4% Convertible Redeemable preferred stock, par value $.01 per share ["Series A preferred stock"]. The 400 shares of Series A preferred stock are convertible into 43,200 shares of common stock [See Note 10]. LMT was a shell corporation with no operating business. The shares of common stock issued included 60,480 to the chief operating officer of the Company and 25,920 to the vice-president of the Company. The remaining 43,200 and all of the shares of Series A preferred stock were issued to a non-related individual. The Company expensed the value of the Series A preferred stock ($40,000). The issuance of the common stock was treated as compensation valued at $.01 per share. In August 1996 the Company converted its Series A Preferred stock into 43,200 Common Shares.

[B] Loans by Related Parties - At September 30, 1995, the total indebtedness due SISC was $2,960,000 plus interest of $388,000. As of such date, (i) the interest was exchanged for 1,125,000 shares of common stock, (ii) $2,210,000 of the debt was exchanged for 2,210 shares of Series D 6% preferred stock ["Series D preferred stock"], having a liquidation price of $1.00 per share and a redemption price of $1,000 per share, and (iii) the remaining $750,000 due SISC is represented by the Company's 10% subordinated note due January 15, 1997 or earlier upon the completion of the Company's initial public offering. In conjunction with the September 30, 1995 debt restructuring, $136,000 which was previously recorded as paid-in capital, was reclassified to debt owed to SISC. The Series D preferred stock may be redeemed at the option of the Company commencing October 1, 1998, and is redeemable at any time after issuance from 50% of the proceeds of any over allotment on the Company's initial public offering or other issuance of equity securities subsequent to the completion of the Company's initial public offering.

At December 31, 1994, SISC has advanced $2,626,000 which are in the form of demand notes bearing interest at 10%. This amount includes a $97,000 note due to DLB, Inc. which was purchased by SISC in April 1994. Interest expense on these notes for the years ended December 31, 1996, 1995 and 1994 amounted to $10,125, $199,000 and $189,000, respectively.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------


[7] Related Party Transactions - [Continued]

[B] Loans by Related Parties - [Continued]

In connection with the issuance by the Company of its Interim Notes [the "Interim Notes"] in July and August 1993, SISC, in anticipation of the Company's receipt of the proceeds of such loans, advanced the Company, on a non-interest bearing basis, $79,000, which was repaid by the Company in August 1993. Such advance was used by the Company to pay the principal on a $50,000 demand note and interest of $2,000 and to pay normal operating expenses. In connection with the Interim Notes, SISC transferred to the lenders an aggregate of 15,120 shares of common stock for $.232 per share. In connection with the agreement of the holders of the Interim Notes to extend the maturity date of the notes to the earlier of September 30, 1994, or three days after the Company completes its initial public offering, SISC transferred an aggregate of 9,375 shares of common stock to such noteholders. The Company incurred a charge of $7,000 against operations for financing costs in conjunction with the issuance of stock by SISC. The Interim Notes were paid in full in 1996.

During the period from January to June 1994, SISC advanced an aggregate of $330,000 to CSM. As a result of the acquisition, such obligations are included in the principal amount of the Company's obligations to SISC, which were approximately $2.6 million at December 31, 1994. Included in the advances by SISC to the Company were $300,000 which was used to pay payroll taxes and interest and $500,000 which was used in connection with the purchase of CSM.

At December 31, 1995 and 1994, ACT [the parent of Old CSM] loaned $167,000 and $58,000 to the Company in the form of demand notes bearing interest at 10% per annum. These loans were paid in full in 1996.

In October 1993, SISC transferred shares of common stock to two officers, who received 17,460 and 18,000 shares, respectively, and to five employees, each of whom received 6,000 shares. The fair value of such shares, approximately $15,000 in the aggregate, was charged to compensation.

The Company has an agreement with Consolidated and its subsidiary The Trinity Group, Inc. ("Trinity") pursuant to which the Company will pay Trinity a monthly fee of $15,000 for a three-year term commencing on the first day of the month in which the Company receives the proceeds from the Offering for general business, management and financial consulting services. Pursuant to this agreement, in 1996 the Company charged $60,000 to related party administrative expenses.

The Company entered into an agreement with SMI Corporation (SMI), pursuant to which the company would pay SMI compensation of $25,000 to $59,000 per month for which SMI would provide persons to serve in management-level or other key positions for the Company. In addition, the Company is to pay SMI 6% of the revenues generated from Smart Card and related services. The agreement would continue until December 31, 2000. The sole stockholder of SMI, Mr. Storm Morgan was elected as a director of the Company in January 1996. For the year ended December 31, 1996, the Company incurred and paid, $619,700 of compensation expense pursuant to its agreement with SMI as well as an additional $250,000 for services. In February of 1997 the Company modified the agreement whereby the monthly fees were reduced to $9,000 and all commission arrangements were canceled.

[8] Notes Payable

Bank - Notes payable to bank in the amount of $79,000, at December 31,1995 were payable on demand. The notes had a interest rate of 1-1/2% over the bank's prime rate and were collateralized by the assets of CSM. The loan was paid in full in 1996. The prime rate at December 31, 1996 was approximately 8.25%.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------


[8] Notes Payable [Continued]

Asset-Based Lender - In February 1995, the Company entered into an accounts receivable financing with an asset-based lender. Borrowings under this facility were $590,000 and $707,000 at December 31, 1996 and 1995 respectively. The Company can borrow up to 75% of eligible receivables, and it pays interest at the greater of 18% per annum or prime plus 8% and a fee equal to 1% of the amount of the invoice. This note is collateralized by all of the accounts and property and equipment of the Company. In addition, the Company's obligations under this facility are guaranteed by the chairman of the board and president of the Company. Also, the then chief executive officer and the treasurer of the Company have issued their limited guaranty to the lender.

In March 1996, the agreement with the asset based lender was modified to allow borrowings up to 80% of eligible receivables to a maximum of $1,000,000 for the period up to the public offering at which point the terms would revert to the agreement of a maximum borrowing of $750,000. In consideration, the Company, upon completion of the public offering paid the asset based lender a $25,000 fee and issued it 25,000 shares of the Company's common stock. The Company incurred a one time non-cash finance charge of approximately $81,000.

Investors - In 1994 and 1993, the Company borrowed $200,000 and $216,000, respectively, from accredited investors and issued its 1993 Interim Notes and December 1994 Interim Notes, respectively, to such investors. In 1994, SISC purchased an Interim Note in the amount of $54,000 from a noteholder. In 1995, the first payment of approximately $66,000 was paid on the December 1994 Interim Notes. The balance of these notes were paid in full in 1996 as well as a $12,500 extension fee to the holders of the December 1994 Interim Notes. In connection with the agreement of the holders of the 1993 Interim Notes to extend the maturity date of the notes to the earlier of September 30, 1994, or three days after the Company completes its initial public offering. SISC transferred an aggregate of 9,375 shares of common stock to such noteholders. The Company incurred a charge of $7,000 against operations for financing costs in conjunction with the issuance of stock by SISC.

In connection with the issuance of the December 1994 Interim Notes: (i) Consolidated issued the lender 85,000 shares of its stock, (ii) the Company issued to SISC outstanding warrants to purchase 300,000 shares of common stock at $2.00 per share, and (iii) the Company issued 75,000 shares of common stock to Holdings. The Company incurred charges totaling $103,000 against operations for financing costs in conjunction with the issuances of stock. Such charges were recorded as intercompany charges due to SISC and Consolidated by the Company.

Notes payable consist of the following:
                                                        December 31,
                                                     1 9 9 6    1 9 9 5
Bank - payable on demand with  interest  at 1-1/2%  over the bank's  prime rate, which was 8.5% at December 31,
   1995.                                        $         --  $     79,000

Investors - interest at 10%.                              --       296,000

Asset-Based Lender - payable on demand with interest
   at the greater of 18% per annum or prime plus 8%     590,031    707,000

   Totals                                       $       590,03$  1,082,000
   ------                                       ===============  ==========

The weighted average interest rate on short-term borrowings outstanding as of December 31, 1996 and 1995 amounted to approximately 22% and 17%, respectively.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------


[8] Notes Payable [Continued]

In January 1996, the Company borrowed $500,000 from four accredited investors. In connection with such loans, the Company issued its 8% promissory notes due January 31, 1997, which were subsequently paid from the proceeds of the Company's initial public offering. The Company also agreed to issue and register with the Securities Act one unit for each $2.00 principal amount of notes. The unit issued to the noteholders mirrored the units issued in the initial public offering which consisted of two shares of the Company's Common Stock and one Series A Redeemable Common Stock Purchase Warrant. The Company incurred a one time non-cash finance charge of $1,611,000 upon the issuance of these units.

[9] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in SFAS No. 109, "Accounting for Income Taxes" of the Financial Accounting Standards Board. This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

For financial reporting purposes at December 31, 1996, the Company has net operating loss carryforwards of $8,200,000 expiring by 2011. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through December 31, 1996, the deferred tax asset of approximately $3,300,000 is offset by an allowance of $3,300,000.

A deferred tax asset of approximately $1,400,000, related to stock-based compensation awards, has been offset by a valuation allowance of $1,400,000 due to the uncertainty of its realization.

Deferred Tax Asset

  Federal and State Net Operating Loss Carryforwards         $ 3,300,000
  Stock Based Compensation Awards                              1,400,000
  Less: Valuation Allowance                                   (4,700,000)
                                                            --------------
Net Deferred Tax Asset                                      $      --
----------------------                                      =================

  The Valuation Allowance increased by $2,900,000 in 1996.

The provision for income taxes varies from the amount computed by applying statutory rates for the reasons summarized below:

Provision Based on Statutory Rates                                  34 %
State Taxes Net of Federal Benefit                                   6 %
Increase in Valuation Allowance                                    (40)%
                                                            ------------

  Total                                                              -- %


The expiration dates of net operating loss carryforwards are as follows:

December 31,                               Amount

   2007                                   $ 113,000
   2008                                     433,000
   2009                                   1,751,000
   2010                                   2,850,000
   2011                                   3,153,000
                                         ----------

                                        $ 8,200,000

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------


[10] Capital Stock

Capital Stock - The Company is authorized to issue 3,000,000 shares of preferred stock, par value $.01 per share, and 15,000,000 shares of common stock, par value $.01 per share. The Company's Board of Directors is authorized to issue preferred stock from time to time without stockholder action, in one or more distinct series. The Board of Directors is authorized to fix the following rights and preferences, among others, for each series: (i) the rate of dividends and whether such dividends shall be cumulative; (ii) the price at and the terms and conditions on which shares may be redeemed; (iii) the amount payable upon shares in the event of voluntary or involuntary liquidation; (iv) whether or not a sinking fund shall be provided for the redemption or purchase of shares; (v) the terms and conditions on which shares may be converted; and (vi) whether, and in what proportion to any other series or class, a series shall have voting rights other than required by law. The Board of Directors has authorized the issuance of the Series A preferred stock, the Series B preferred stock and the Series D preferred Stock.

Preferred Stock - The Series A preferred stock is 4% convertible redeemable preferred stock. The stockholders are entitled to receive a $4.00 per share annual dividend when and as declared by the Board of Directors. Dividends are fully cumulative and accrue from October 1, 1992. Dividends are payable annually on March 1. The stock is redeemable at the option of the Company at any time at which the Company has consolidated net worth of at least $2,500,000 at a price of $1,000 per share plus accrued dividends. Each share of Series A preferred stock is convertible into 108 shares of common stock at the discretion of the stockholder. In the event of involuntary or voluntary liquidation, the stockholders are entitled to receive $100 per share and all accrued and unpaid dividends. As of December 31, 1995, approximately $4,000 of dividends [$10 per share] were in arrears. In August 1996 the Company converted its Series A Preferred stock into 43,200 Common Shares.

The Series B preferred stock is 6% redeemable convertible preferred stock. The stockholders are entitled to receive a $72.00 per share annual dividend when and as declared by the Board of Directors. Dividends are fully cumulative and accrue from April 1, 1993. Dividends are payable annually on March 1. The stock is redeemable at the discretion of the Company at any time at which the Company has consolidated net worth of at least $5,000,000 at a price of $1,200 per share plus accrued dividends. Each share of Series B preferred stock is convertible into 259.2 shares of common stock at the discretion of the stockholders. In the event of involuntary or voluntary liquidation, the stockholders are entitled to receive $1,200 per share and all accrued and unpaid dividends. Each holder of Series B preferred stock has the right, following the Company's initial public offering, to require the Company to redeem all of the shares of Series B preferred stock owned by such holder at a redemption price equal to $1,200 per share. As of December 31, 1995, approximately $11,000 [$138 per share] of dividends were in arrears. In August 1996 the Company redeemed its Series B Redeemable Preferred stock in the amount of $96,000.

The Series D preferred stock is 6% redeemable preferred stock. The stockholders are entitled to receive a $60.00 per share annual dividend when and as declared by the Board of Directors. Dividends are cumulative and accrue from October 1, 1995. Dividends are payable semi-annually on April 1 and October 1. The stock is redeemable at the option of the Company for $1,000 per share commencing October 1, 1998. Earlier redemption is permitted under certain circumstances. In the event of voluntary or involuntary liquidation, the stockholders are entitled to receive $1.00 per share and all accrued and unpaid dividends.

In January 1996, SISC exchanged 1,000 shares of Series D preferred stock for 1,125,000 shares of common stock. As a result of this exchange, the aggregate redemption price of the Series D preferred stock was reduced to $1,210,000.

The Series A, Series B and Series D preferred stock are nonvoting except as is required by law.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------


[10] Capital Stock - [Continued]

The Company has granted to the holders of the Series A preferred stock and Series B preferred stock and certain warrant holders, with respect to their warrants, certain piggyback registration rights following the Company's initial public offering, with respect to the shares of common stock issuable upon conversion or exercise of the preferred stock or warrants.

On August 19, 1996 the Company closed on a public offering whereby it sold 646,875 units at a price of $8 per unit for net proceeds of approximately $3.8 million. Each unit consisted of two shares of common stock and one series A Redeemable Common Stock Purchase Warrant.

On August 21, 1996 Series B Common Stock purchase warrants to purchase 800,000 shares of common stock at $2 per share were exercised and the Company received $1,600,000 in gross and net proceeds.

See Note 7 for additional information relating to the issuance of common stock and preferred stock in connection with the Company's organization and in connection with certain financings.

See Note 14 for information relating to the Company's 1993 Long-Term Incentive Plan.


[11] Capitalized Lease Obligations

Future minimum payments under capitalized lease obligations as of December 31, 1996 are as follows:

Year ending
December 31,
     1997                                             $    43,225
     1998                                                  16,854
                                                      ------------


     Total Minimum Payments                                60,079
     Less Amount Representing Interest at Rates Ranging from
     11% to 12% Per annum                                   2,685

     Balance                                          $    57,394
     -------                                          ===========

Capitalized lease obligations are collateralized by equipment which has a net book value of $25,000 and $64,000 at December 31, 1996 and 1995, respectively. Amortization of approximately $30,700 and $40,000 in 1996 and 1995, respectively, has been included in depreciation expense.

[12] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted SFAS No. 107, which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed therein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet accounts as of December 31, 1996 and 1995:

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #14
------------------------------------------------------------------------------


[12] Fair Value of Financial Instruments - [Continued]

                                    Carrying Amount         Fair Value
                                    December 31,            December 31,

                                    1996       1995         1996       1995
                                    ----       ----         ----       ----

Debt Maturing Within One Year    $  590,000  $1,082,000  $  590,000  $1,082,000
Long-Term Debt                                  750,000                 750,000
                                ------------  ---------- -----------  ----------

      Totals                     $  590,000  $1,832,000  $  590,000  $1,832,000
      ------                     ==========  ==========  ==========  ==========

For debt classified as current, it was assumed that the carrying amount approximated fair value for these instruments because of their short maturities. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amount of long-term debt approximates fair value.

[13] Commitments and Contingencies

The Company leases space for its executive offices and facilities under noncancellable operating leases expiring March 31, 1999. The Company also leases additional office space on a month-to-month basis.

Minimum annual rentals under noncancellable operating leases having terms of more than one year are as follows:

Years ending
December 31,
  1997                                             $ 280,000
  1998                                               293,000
  1999                                                52,000
                                                   ---------

   Total                                           $ 625,000
   -----                                           ==========

Rent expense amounted to $358,000, $309,000 and $148,000 respectively, for the years ended December 31, 1996, 1995 and 1994.

The Company has an agreement with Trinity Group, Inc. ["Trinity"], a wholly-owned subsidiary of Consolidated, pursuant to which the Company will pay Trinity $15,000 a month for consulting services. Neither the Company's chairman of the board, who is the chairman of the board of Consolidated, nor any other employee of Consolidated, Trinity or SISC receives compensation from the Company. (See Note 7).

At the time of the acquisition of CSM, the Company entered into five-year employment agreements with its current chief operating officer [formerly the president] and vice president, which replaced employment agreements then in effect, and the three individuals who had been officers of CSM. The agreements provide for salaries of $125,000, $85,000, $125,000, $125,000 and $80,000,
respectively, subject to cost of living increases. The agreements also provide for bonuses based upon a percentage of income before income taxes. The officers are also provided with an automobile or an automobile allowance.

In January 1996, the vice-president's base salary was increased from $85,000 to $100,000. Also, for 1996, the chief operating officer and two other officers, whose base salaries were $125,000 each, agreed to reduce their base salaries to $62,000, $100,000 and $100,000, with certain incentives if certain targets are attained. The current president who is not one of the five individuals previously mentioned, was compensated during 1996 at the annual rate of $52,000 prior to the public offering and $125,000 subsequent to the public offering.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #15
------------------------------------------------------------------------------


[13] Commitments and Contingencies - [Continued]

The following presents the pro forma net loss, for all periods, using the minimum and maximum amounts payable to SMI Corporation:
                                                  Y e a r s   e n d e d
                                                  D e c e m b e r   3 1,
                                                  1 9 9 5         1 9 9 4
Pro Forma Net Loss after Increase in Consulting
  Expense and Executive Compensation Per Agreements
  with SMI Corporation at $25,000 Per Month    $(3,330,000)    $  (2,270,000)
                                               ===========     =============

Net Loss Per Share                             $     (.69)     $     (.47)
                                               ===========     ==============

Pro Forma Net Loss after Increase in Consulting
  Expense and Executive Compensation Per
  Agreements with SMI Corporation at $59,000
  Per Month                                    $  (3,738,000)  $  (2,768,000)
                                               =============   =============

Net Loss Per Share                             $     (.78)     $    (.56)
                                               ============    ==============

The proforma disclosure is not representative of the potential impact on proforma earnings for years since the agreement was subsequently modified (see note 7B).

On or about September 29, 1995, an action was commenced against the Company by the filing of a summons with notice in the Supreme Court of the State of New York, County of New York. The action was commenced by Jacque W. Pate, Jr., Melvin Pierce, Herbert A. Meisler, John Gavin, Elaine Zanfini, individually and derivatively as shareholders of Onecard Health Systems Corporation and Onecard Corporation, which corporations are collectively referred to as "Onecard." The named defendants include, in addition to the Company, officers and directors of the Company, its principal stockholder and the parent of its principal stockholder. A complaint was served on November 15, 1995. The complaint makes broad claims respecting alleged misappropriation of Onecard's trade secrets, corporate assets and corporate opportunities, breach of fiduciary relationship, unfair competition, fraud, breach of trust and other similar allegations, apparently arising at the time of, or in connection with the organization of, the Company in September 1992. The complaint seeks injunctive relief and damages, including punitive damages, of $130 million. In September 1996 the above action was dismissed.

In March 1997, the plaintiff has refiled a new action with the same allegations and stating claims that were at the basis of the original complaint. Such action is in the amount of $130,000,000. The Company contends that the technology and software were created from a "clean office start" and the action is without merit and frivolous. No assessment as to any outcome can be made at this time as the matter is in its very preliminary stages. The Company denies any allegation of wrongdoing and intends to vigorously defend the action.

[14] Stock-Based Compensation

In July 1993, the Company adopted, by action of the board of directors and stockholders, the 1993 Longterm Incentive Plan (the "Plan"). The Plan was amended in October 1993, April 1994, October 1994 and February 1996. These amendments increased the number of shares available for grant pursuant to the plan. The Plan does not have an expiration date.

The Plan is authorized to grant options or other equity-based incentives for 511,000 shares of the common stock. If shares subject to an option under the Plan cease to be subject to such options, or if shares awarded under the Plan are forfeited, or otherwise terminated without a payment being made to the participant in the form of stock, such shares will again be available for future distribution under the Plan.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #16
------------------------------------------------------------------------------



[14] Stock-Based Compensation - [Continued]

Awards under the Plan may be made to key employees, including officers of and consultants to the Company, its subsidiaries and affiliates, but may not be granted to any director unless the director is also an employee of or consultant to the Company or any subsidiaries or affiliates. The Plan imposes no limit on the number of officers and other key employees to whom awards may be made; however, no person shall be entitled to receive in any fiscal year awards which would entitle such person to acquire more than 3% of the number of shares of common stock outstanding on the date of grant.

In January 1995, the Board granted, to various employees, stock options to purchase an aggregate of 252,804 shares of common stock at $.232 per share, and in December 1995 the Board granted, to various employees, stock options to purchase an aggregate of 104,952 shares of common stock at $.345 per share. Such exercise prices were determined by the Board to be the fair market value per share on the date of grant. The options become exercisable as to 50% of the shares on the first and second anniversaries of the date of grant. These options expire on January 31, 2000 and December 31, 2000, respectively. In connection with certain of the January 1995 option grants, the Board canceled previously granted options to purchase 206,250 shares at an exercise price of $5.33 per share which were granted in 1994. In April 1996, the Company granted stock options to purchase an aggregate of 129,500 shares of common stock at an exercise price of $2.00 per share and recognized compensation expense of $154,800. The options are exercisable as to 50% of the shares on the first and second anniversaries of the date of grant and expire in April 2001.

In addition, the Company granted to the underwriter, for nominal consideration, options to purchase 56,250 units, consisting of two common shares, and one purchase warrant, for a four year period commencing August 13, 1997 at a price of $5.37.

A summary of the activity under the Company's stock option plan is as follows:

                                    1996              1995                 1994
                          -----------------------------------------------------
                                   Weighted          Weighted          Weighted
                                    Average           Average           Average
                                    Exercise          Exercise         Exercise
                          Shares   Price    Shares    Price      Shares   Price

Outstanding - Beginning of
  Years                   357,756 $ .265    206,250   $ 5.33               $ --
Granted or  During
 the Years                 242,000  3.57    357,756    .265      206,250    5.33
Canceled During the Years            --    (206,250)    5.33                 --
Expired During the Years             --                  --                  --
Exercised During the Years           --                  --                  --
                          -------  ------- --------  --------     --------  ----

   Outstanding - End of Ye 599,756  1.60     357,756   .265       206,250  5.33
                          ======== =======  ========   =====     ======== =====

   Exercisable - End of Ye 178,878  .265                 --         --       --
                          ======== =======  =========  ======    ========= =====

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #17
------------------------------------------------------------------------------


[14] Stock-Based Compensation - [Continued]

                                         1996                       1995
                          ----------------------------------------------
                          Weighted    Weighted       Weighted    Weighted
                           Average     Average        Average     Average
                           Exercise      Fair         Exercise      Fair
                             Price      Value           Price      Value
Options Issued with Exercise
Price Above Stock Price at
Date of Grant              $5.37       $  .93           --          --

Options Issued with Exercise
Price Equal to Stock Price at
Date of Grant                  --         --          $.265       $.14

Options Issued with Exercise
Price Below Stock Price at
Date of Grant              $2.00       $1.78            --          --

The following table summarizes stock option information as of December 31, 1996:

                                                   Weighted
                                            Average Remaining   Weighted Average
Range of Exercise Prices           Shares     Contractual Life   Exercise Price

$.232 to $.345                     347,756      3.4 Years            $ .265
$2.00                              129,500      4.3 Years               2.00
$5.37                              112,500      4.7 Years               5.37
                                   -------      ---------            -------

   Totals                          599,756      3.8 Years            $ 1.60
                                   =======      =========            ======

In October 1993, the Company issued to SISC warrants to purchase 375,000 shares of common stock at $10.00 per share, 225,000 shares at $6.67 per share and 150,000 shares of common stock at $2.67 per share and issued to SMACS warrants to purchase 37,500 shares of common stock at $6.67 per share and 37,500 shares at $2.67 per share. The warrants became exercisable six months from the completion of the Company's initial public offering or earlier with the consent of the Company and the underwriter and expire on November 30, 1998.

In February 1996, the Company issued an aggregate of 3,153,750 Series B Warrants, of which 2,526,250 are exercisable at $2.00 per share and 637,500 are exercisable at $5.00 per share. These warrants were issued in connection with services rendered, which, in the case of SISC, included the guarantee of the December 1995 Interim Notes, and, in certain instances the terms of the warrants were revised. Although the warrants were issued prior to the three-for-four reverse split, which was effective in February 1996, the number of shares issuable upon exercise of the warrants, but not the exercise price, was adjusted for the reverse split. Certain of the warrants initially had a November 1998 expiration date, which was extended to December 31, 1999, which is the expiration date of all of the warrants.

Of the warrants issued in February 1996, 787,500 warrants exercisable at $2.00 per share and 37,500 warrants exercisable at $5.00 per share were issued to replace 825,000 warrants previously issued in October 1993. These warrants had exercise prices ranging from $2.67 per share to $10.00 per share.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #18
------------------------------------------------------------------------------


[14] Stock-Based Compensation - [Continued]

In July 1996, pursuant to a warrant exchange, (a) the holders of outstanding warrants having a $2.00 exercise price exchanged one third of such warrants for outstanding warrants to purchase, at an exercise price of $4.00 per share, 150% of the number of shares of common stock issuable upon exercise of the outstanding warrants that were exchanged, and (b) the exercise price of the outstanding warrants have a $5.00 exercise price was reduced to $4.00. Prior to the warrant exchange, there were outstanding warrants to purchase 2,516,250 shares of common stock at $2.00 per share and outstanding warrants to purchase 2,637,500 shares of common stock at $5.00 per share outstanding. As a result of the warrant exchange, there are outstanding warrants to purchase 1,677,500 shares of common stock at $2.00 per share and 1,895,625 shares of common stock at $4.00 per share. This warrants may be exercised commencing February 13, 1997 or earlier if approved by the company and the underwriter. An affiliate of the Company, a member of the board of the directors and a Company controlled by such directors, were given permission to exercise options in August 1996. This individual and entities exercised warrants to purchase 800,000 shares at $2.00 per share in August 1996. All of the warrants expire on December 31, 1999. These warrants are Series B Common Stock Purchase Warrants. The Company recorded compensation expenses of $3,337,500 in relation to the issuance of these warrants.

The Company issued 646,875 Series A Common Stock Purchase Warrants as a part of its initial public offering of its securities. These warrants are exercisable for two year period commencing August 13, 1997 at a price of $4.50.

In addition, the Company issued 250,000 Series A Common Stock Purchase Warrant to various accredited investors (See Note 8). These warrants have the same term as the warrants issued to the general public.

A summary of warrant activity is as follows:

                                    1996              1995                 1994
                          -----------------------------------------------------
                                   Weighted          Weighted          Weighted
                                    Average           Average           Average
                                    Exercise          Exercise         Exercise
                          Shares      Price Shares      Price    Shares   Price

Outstanding - Beginning
  of Years                   825,00 $ 7.27  825,000  $ 7.27      825,000  $ 7.27
Granted or Sold During
  the Years               4,470,000   3.35                 --                --
Canceled During the Years  (825,000   7.27                 --                --
Expired During the Years                 --                --                --
Exercised During the Years (800,000   2.00                 --                --
                          ---------  -----  -----------------    --------  -----

Outstanding-End of Years  3,670,000   3.64  825,000     7.27     825,000    7.27
                          =========  =====  =======   ======     =======   =====

Exercisable-End of Years      --      --    825,000     7.27     825,000    7.27
                          ========  ======  =======  =======     =======  ======

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #19
------------------------------------------------------------------------------


[14] Stock-Based Compensation - [Continued]

                                         1996                       1995
                          ----------------------------------------------
                          Weighted    Weighted       Weighted    Weighted
                           Average     Average        Average     Average
                           Exercise      Fair         Exercise      Fair
                             Price      Value           Price      Value
Warrants Issued with Exercise
Price Above Stock Price at
Date of Grant              $4.16       $1.04            --          --

Warrants Issued with Exercise
Price Equal to Stock Price at
Date of Grant                  --         --             --         --

Warrants Issued with Exercise
Price Below Stock Price at
Date of Grant              $2.00       $1.78            --          --

The following table summarizes warrant information as of December 31, 1996:

                                                   Weighted
                                            Average Remaining   Weighted Average
Range of Exercise Prices           Shares     Contractual Life    Exercise Price

$2.00                                 877,500   3.0 Years               2.00
$4.00                              1,895,625    3.0 Years               4.00
$4.50                                 896,875   1.7 Years               4.50
                                   ----------   ---------            -------

   Total                           3,670,000    2.7 Years               3.64
                                   =========    =========            =======

The Company applies accounting principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock options plans. Total compensation cost recognized in income for stock based employee compensation awards was $3,492,300

If the Company had accounted for the issuance of all options and compensation based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded additional compensation expense totaling $846,000 and $50,000 for the years ended December 31, 1996 and 1995, respectively, and the Company's net loss and net loss per share would have been as follows:

                                                Y e a r s   e n d e d
                                                D e c e m b e r   3 1,
                                               1 9 9 6          1 9 9 5
                                               -------          -------


Net Loss as Reported                       $ (6,579,444)    $ (2,850,000)
                                           =============    =============

Pro Forma Net Loss                         $ (7,425,444)    $ (2,900,000)
                                           =============    =============

Net Loss Per Share as Reported             $    (1.28)           (.59)
                                           =============    ==============

Pro Forma Net Loss Per Share               $    (1.44)           (.60)
                                           =============    ===============

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #20
------------------------------------------------------------------------------


[14] Stock-Based Compensation - [Continued]

The fair value of options and warrants at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                 1 9 9 6     1 9 9 5
                                 -------     -------
Expected Life (Years)                  2           3
Interest Rate                       6.0%        6.0%
Annual Rate of Dividends              0%          0%
Volatility                         67.9%       69.6%

The weighted average fair value of options and warrants at date of grant using the fair value based method during 1996 and 1995 is estimated at $1.33 and $.14, respectively.

[15] Industry Segments

The Company currently classifies its operations into two business segments: (1) Software and Related Systems and Services and (2) Data Center Services. Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems. Data Center Services involve company personnel performing data entry and data processing services for customers. Intersegment sales and sales outside the United States are not material. Information concerning the Company's business segments is as follows:
                                                   Y e a r s   e n d e d
                                                   D e c e m b e r  31,
                                            1 9 9 6        1 9 9 5       1 9 9 4
                                            -------        -------       -------
Revenues:
     Software and Related Systems
Services                              $ 6,333,804   $  5,640,000   $  2,040,000
     Data Center Services               2,207,155      1,742,000        884,000
                                    -------------  -------------    ------------

     Total Revenues                  $  8,540,959   $  7,382,000   $  2,924,000
     --------------                   ============   ============   ============

Gross Profit:
     Software and Related Systems
and Services                          $   623,456  $     911,000  $     (78,000)
     Data Center Services                 986,787         853,000       468,000
                                     --------------  ------------- -------------

     Total Gross Profit              $  1,610,243   $  1,764,000   $    390,000
     ------------------               ============   ============   ============

Income [Loss] From Operations:
     Software and Related Systems
 and Services                         $(4,053,006)   $(1,692,000)   $(1,649,000)
     Data Center Services                  (97,805)      259,000        158,000

     Total [Loss] From Operations     $(4,150,811)   $(1,433,000)   $(1,491,000)
     ----------------------------     ===========    ===========    ===========

Depreciation and Amortization:
     Software and Related Systems
and Services                         $    367,984   $     765,000  $    401,000
     Data Center Services                 118,582        107,000         69,000
                                    -------------  --------------  -------------

 Total Depreciation and Amortization  $   486,566   $     872,000  $    470,000
 -----------------------------------  ============   =============  ============

Capital Expenditures:
     Software and Related Systems
and Services                         $    165,716   $    46,000    $    119,000
     Data Center Services                 15,317         92,000           3,000
                                   -------------- -------------- ---------------

     Total Capital Expenditures      $    181,033   $    138,000   $    122,000
     --------------------------       ============   ============   ============

Identifiable Assets:
     Software and Related Systems
and Services                           $ 4,119,943   $  3,625,000
     Data Center Services                2,607,693      2,691,000
                                       ------------   ------------

     Total Identifiable Assets         $ 6,727,636    $ 6,316,000
     -------------------------         ===========    ===========

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #21
------------------------------------------------------------------------------


[16] Joint Venture

The Company executed an agreement in February 1996 to purchase an application software product known as the SATC Software which processes retail plastic card transactions and merchant transactions. The purchase price for the SATC Software is $650,000, of which $325,000 was paid in February 1996 with the remaining balance of $325,000 due and paid in three installments during 1996.

The Company entered into a joint venture with Oasis Technology, Ltd. ["Oasis"] pursuant to which the joint venture corporation (50% owned by the Company) will purchase the SATC software and made an advance payment of $325,000, in January 1996, pursuant to such proposed joint venture. The Company has an agreement with Oasis that Oasis will pay the remaining $325,000 as part of its contribution to the joint venture. Oasis did pay the $325,000 during 1996. The Company accounts for its interest in the Joint Venture on the equity method. During 1996 the Company recognized $264, 085 of its share of losses related to this joint venture and contributed an additional $59,631 in cash to fund ongoing costs.

[17] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 125. "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 is effective for transfers and servicing of financing assets and extinguishment of liabilities occurring after December 31, 1996. The provision of SFAS No. 125 must be applied prospectively; retroactive application is prohibited and early application is not allowed. SFAS No. 125 supersedes SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse". While both SFAS No. 125 and SFAS No. 77 required a surrender of "control" or financial assets to recognize asale, the SFAS No. 125 requirements of sale are generally more stringent. SFAS No. 125 is not expected to have a material impact on the Company because the Company hasn't been recognizing sales under SFAS No. 77 and will also not be under SFAS No. 125. Some provisions of SFAS No. 125, which are unlikely to apply to the Company, have been deferred by the FASB.

The FASB has issued SFAS No. 128 "Earnings Per Share" and SFAS 129 "Disclosure of Information About Capital Structure". Both are effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earning per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution an is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

While the Company has not analyzed SFAS No. 128 sufficiently to determine its long-term impact on per share reported amounts, SFAS No. 128 should not have a significant effect on historically reported per share loss amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NETSMART TECHNOLOGIES, INC.

Date: April 11, 1997                      /S/ Lewis S. Schiller
                                          ---------------------
                                          Lewis S. Schiller
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                   Date

/S/ Lewis S. Schiller           Chief Executive Officer  April 11, 1997
----------------------------
Lewis S. Schiller


/S/ Anthony F. Grisanti         Chief Financial Officer  April 11, 1997
Anthony F. Grisanti


/S/ James Conway                President                April 11, 1997
James Conway

NETSMART TECHNOLOGIES, INC.
EXHIBIT 11.1 - CALCULATION OF EARNINGS PER SHARE
------------------------------------------------------------------------------



                                     Years ended                Years ended
                                  December 31, 1996            December 31,
                              Primary EPS Fully Diluted EPS 1 9 9 5     1 9 9 4
                              ----------- ----------------- -------     -------

Net Loss - Historical        $(6,579,444)  $(6,579,444) $(2,850,000)$  (433,000)
                                                        ============ ==========
Adjustments Per Modified Treasury
  Stock Method                   325,389       323,715
                              ----------    ----------

Adjusted Net Loss - Primary  $(6,254,055)

Adjusted Net Loss - Fully Diluted           $(6,255,729)
                                            ===========

Loss Per Share:
  Loss Per Share - Note 1     $     (.75)                $      (.30  $    (.03)
                              ==========                 ===========  ==========
  Loss Per Share - Assuming Full
   Dilution - Note 2                        $     (.75)  $      (.30) $    (.03)
                                            ==========   ===========  ==========

Note 1: Computed by dividing net loss by the weighted average number of common shares (4,136,253) for the years ended December 31, 1996, 1995 and 1994 respectively adjusting it by items (i) to (vi) below using the modified treasury stock method of calculating earnings per share.

        (i) Assumes that 357,756 1995 Stock Incentive Plan stock options outstanding at December 31, 1996 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, retire debt redeem preferred stock and to invest the balance.

        (ii)Assumes that 129,500 1995 Stock Incentive Plan stock options outstanding at December 31, 1996 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ, retire debt and to invest the balance.

        (iiiAssumes that 112,500 stock options outstanding at December 31, 1996 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ, retire debt, redeem preferred stock and to invest the balance.

        (vi)Assumes Series B common stock purchase warrants to purchase and aggregate of 877,500 common shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, retire debt, redeem preferred stock and to invest the balance.

        (v) Assumes common stock purchase warrants to purchase an aggregate of 1,895,625 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, retire debt, redeem preferred stock and to invest the balance.

        (vi)Assumes that common stock purchase warrants to purchase 896,875 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ , retire debt redeem, preferred stock and to invest the balance.

The proceeds received from the above transactions would then be used to purchase treasury stock up to 20%, retire debt redeem preferred stock and the remaining balance invested. See Schedule 1.

NETSMART TECHNOLOGIES, INC.
EXHIBIT 11.1 - COMPUTATION OF EARNINGS PER SHARE [CONTINUED]
------------------------------------------------------------------------------



Note 2: Computed by dividing net loss by the weighted average number of common shares (4,136,253) for the years ended December 31, 1996, 1995 and 1994 respectively adjusting it by items (i) to (v) below using the modified treasury stock method of calculating earnings per share.

        (i) Assumes that 357,756 1995 Stock Incentive Plan stock options outstanding at December 31, 1996 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ, retire debt redeem preferred stock and to invest the balance.

        (ii)Assumes that 129,500 1995 Stock Incentive Plan stock options outstanding at December 31, 1996 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ, retire debt and to invest the balance.

        (iiiAssumes that 112,500 stock options outstanding at December 31, 1996 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ, retire debt, redeem preferred stock and to invest the balance.

        (iv)Assumes Series B common stock purchase warrants to purchase and aggregate of 877,500 common shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ, retire debt, redeem preferred stock and to invest the balance.

        (v) Assumes Series B common stock purchase warrants to purchase an aggregate of 1,895,625 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ, retire debt, redeem preferred stock and to invest the balance.

        (vi)Assumes that stock options to purchase 896,875 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ , retire debt, redeem preferred stock and to invest the balance.

The proceeds received from the above transactions would then be used to purchase treasury stock up to 20%, retire debt redeem preferred stock and the remaining balance invested. See Schedule 2.

Note: This calculation is submitted in accordance with the Securities Act of 1934 Release No. 9083 although it is contrary to Para. 40 of APB 15 because it may produce an anti-dillutive result.

SCHEDULE 1
PRIMARY EARNINGS PER SHARE - DECEMBER 31, 1996
------------------------------------------------------------------------------



Weighted average # of shares o/s 12/31/96             5,149,253

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan           252,804
Options pursuant to 1995 Stock Incentive Plan           104,952
Options pursuant to 1995 Stock Incentive Plan           129,500
Options to purchase stock                               112,500
Series B Common Stock Purchase Warrants                 877,500
Series B Common Stock Purchase Warrants               1,896,625
Series A Common Stock Purchase Warrants                 896,875
                                                     ----------

        Total issuable                                4,269,756

Total that can be reacquired:
(5,149,253 x 20%)                                     1,029,851
                                                     ----------

            Issued not reacquired                     3,239,905


Proceeds                                        Price     # of shares

Options pursuant to 1995 Stock Incentive Plan  $ .232        252,804     58,651
Options pursuant to 1995 Stock Incentive Pla     .345        104,952     36,208
Options pursuant to 1995 Stock Incentive Plan    2.00        129,500    259,000
Options to purchase stock                        5.37        112,500    604,125
Series B Common Stock Purchase Warrants          2.00        877,500  1,755,000
Series B Common Stock Purchase Warrants          4.00      1,895,625  7,582,500
Series A Common Stock Purchase Warrants          4.50        896,875  4,035,938
                                                                      ---------

                                                                      14,331,422

Limitation
1,029,851 shares x 3.25 (avg FMV)                                     3,347,016
                                                                      ---------

   Total proceeds remaining to retire debt, redeem preferred stock and interest 10,984,406

Outstanding debt and preferred stock redemption
- A/P and accrued expenses                                    1,974,231
- Note payable                                                  590,031
- Capitalized lease obligation                                   57,394
- Due to related parties                                         23,542
- Preferred stock redemption                                  1,210,000
                                                             ----------

                                                                      3,855,198

   Remaining proceeds for cash                                        7,129,208

Net income effects of debt retirement at 7/1/96 interest expense per P&L= 472,548 for a fully year retired 7/1/96 - net interest expense 236,274

Cash invested in money market fund @ 2.5% interest for 6 months

      7,129,208 @ 2.5% /2                                                89,115

SCHEDULE 1
PRIMARY EARNINGS PER SHARE - DECEMBER 31, 1996
[continued]
------------------------------------------------------------------------------



P&L impact
Reduction of interest expense236,274
Additional interest income    89,115
                             325,389

Weighted average # of shares o/s 12/31/96                     5,149,253
Options and warrants not reacquired                           3,239,905

     Total                                                    8,389,158

December 31, 1996 Net income per F/S           (6,579,444)
Adjustment per modified treasury stock method    325,389

Adjusted net loss                              (6,254,055)

Primary EPS                (6,254,055)/8,389,158=            (.74549258)
                                                             ($.75)

Total reacquired
Options pursuant to 1995 Stock Incentive Plan    3.25        252,804    821,613
Options pursuant to 1995 Stock Incentive Plan     3.25        104,952    341,094
Options pursuant to 1995 Stock Incentive Plan     3.25        129,500    420,875
Options to purchase stock                         3.25        112,500    365,625
Series B Common Stock Purchase Warrants           3.25        877,500  2,851,875
Series B Common Stock Purchase Warrants           3.25      1,895,625  6,160,781
Series A Common Stock Purchase Warrants           3.25        896,875  2,914,844
                                                                       ---------

                                                                      13,876,707

SCHEDULE 2
PRIMARY EARNINGS PER SHARE - DECEMBER 31, 1996
------------------------------------------------------------------------------



Weighted average # of shares o/s 12/31/96                     5,149,253

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan                   252,804
Options pursuant to 1995 Stock Incentive Plan                   104,952
Options pursuant to 1995 Stock Incentive Plan                   129,500
Options to purchase stock                                       112,500
Series B Common Stock Purchase Warrants                         877,500
Series B Common Stock Purchase Warrants                       1,896,625
Series A Common Stock Purchase Warrants                         896,875
                                                             ----------

  Total issuable                                              4,269,756

Total that can be reacquired:
(5,149,253 x 20%)                                             1,029,851
                                                             ----------

      Issued not reacquired                                   3,239,905


Proceeds                                           Price     # of shares

Options pursuant to 1995 Stock Incentive Plan   $ .232        252,804     58,651
Options pursuant to 1995 Stock Incentive Plan     .345        104,952     36,208
Options pursuant to 1995 Stock Incentive Plan     2.00        129,500    259,000
Options to purchase stock                         5.37        112,500    604,125
Series B Common Stock Purchase Warrants           2.00        877,500  1,755,000
Series B Common Stock Purchase Warrants           4.00      1,895,625  7,582,500
Series A Common Stock Purchase Warrants           4.50        896,875  4,035,938
                                                                        --------

                                                                      14,331,422

Limitation
1,029,851 shares x 3.38 (FMV at 12/31/96)                              3,480,896
                                                                       ---------

   Total proceeds remaining to retire debt, redeem preferred stock and in 10,850,526

Outstanding debt and preferred stock redemption
- A/P and accrued expenses                                    1,974,231
- Note payable                                                  590,031
- Capitalized lease obligation                                   57,394
- Due to related parties                                         23,542
- Preferred stock redemption                                  1,210,000
                                                             ----------

                                                                       3,855,198

   Remaining proceeds for cash                                         6,995,328

Net income effects of debt retirement at 7/1/96 interest expense per P&L = 472,548 for a fully year retired 7/1/96 - net interest expense 236,274

Cash invested in money market fund @ 2.5% interest for 6 months

      6,995,328 @ 2.5% /2                                                 87,441

SCHEDULE 2
PRIMARY EARNINGS PER SHARE - DECEMBER 31, 1996
[continued]
------------------------------------------------------------------------------



P&L impact
Reduction of interest expense236,274
Additional interest income    87,441
                             323,715

Weighted average # of shares o/s 12/31/96                     5,149,253
Options and warrants not reacquired                           3,239,905

     Total                                                    8,389,158

December 31, 1996 Net income per F/S           (6,579,444)
Adjustment per modified treasury stock method    323,715

Adjusted net loss                              (6,255,729)

Fully Diluted EPS          (6,255,729)/8,389,158=            (.74569211)
                                                             ($.75)

Total reacquired
Options pursuant to 1995 Stock Incentive Plan     3.38        252,804    854,428
Options pursuant to 1995 Stock Incentive Plan     3.38        104,952    354,738
Options pursuant to 1995 Stock Incentive Plan     3.38        129,500    437,710
Options to purchase stock                         3.38        112,500    380,250
Series B Common Stock Purchase Warrants           3.38        877,500  2,965,950
Series B Common Stock Purchase Warrants           3.38      1,895,625  6,407,213
Series A Common Stock Purchase Warrants           3.38        896,875  3,031,438
                                                                       ---------

                                                                      14,431,777