Form 10-K/A
period 1996-12-31
NETSMART TECHNOLOGIES INC
filed 1997-05-14
CIK 1011028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                   FORM 10-K/A

                                 Amendment No. 1


                      For the year ended December 31, 1996


                         Commission File Number 0-21177



                           NETSMART TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)




               Delaware                                     13-3680154
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)



            146 Nassau Avenue
            Islip, New York                                    11751
            (Address of principal executive offices)        (Zip code)


     Registrant's telephone number, including area code:     (516) 968-2000




Purpose of Amendment: To include the signatures of a majority of the directors of the Registrant.

SIGNATURES
------------------------------------------------------------------------------




Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NETSMART TECHNOLOGIES, INC.




Date: May 13, 1997                   /s/ Lewis S. Schiller
                                     ---------------------
                                     Lewis S. Schiller, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                      Date


/s/ Lewis S. Schiller         Chief Executive Officer       May 13, 1997
Lewis S. Schiller


/s/ Anthony F. Grisanti       Chief Financial Officer       May 13, 1997
Anthony F. Grisanti


/s/ James L. Conway           President                     May 13, 1997
---------------------
James L. Conway


/s/ Leonard M. Luttinger      Director                      May 13, 1997
------------------------
Leonard M. Luttinger


/s/ John F. Phillips          Director                      May 13, 1997
---------------------
John F. Phillips


                              Director                      ______, 1997
Storm R. Morgan