Form 10-Q
period 1997-03-31
NETSMART TECHNOLOGIES INC
filed 1997-05-19
CIK 1011028

NETSMART TECHNOLOGIES, INC.
                                     146 NASSAU AVENUE
                                   ISLIP, NEW YORK 11751

May 13, 1997

Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Netsmart Technologies, Inc. (the "Company") is the Company's Quarterly Report on Form 10- Q for the first quarter ended March 31, 1997.

This filing is being effected by direct transmission to the Commission's EDGAR system.

Very truly yours,


Anthony F. Grisanti
Chief Financial Officer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997
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

Yes_X_        No__


Number of shares of common stock outstanding as of May 13, 1997:    6,798,203

Netsmart Technologies, Inc.
Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                      Page
                                                                    ----

Consolidated Balance Sheets - March 31, 1997
 and December 31, 1996                                                1-3

Consolidated Statements of Operations-
 Three Months Ended March 31, 1997 and March 31, 1996                  4

Consolidated Statements of Cash Flows-
 Three Months Ended March 31, 1997 and March 31, 1996                 5-6

Consolidated  Statement of Stockholders' Equity-
 Three Months Ended March 31, 1997                                    7-8

Notes to Consolidated Financial Statements                             9

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                       10-14

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                  March 31,         December 31,
                                                    1997                1996

Assets
 Current Assets:
  Cash                                            $   40,242        $   998,317
  Accounts receivable- Net                         2,109,916          2,284,450
  Costs and Estimated Profits in Excess
    of Interim Billings                              984,075            931,786
  Other Current Assets                                79,318             82,205
                                                ------------      -------------

 Total current assets                              3,213,551          4,296,758
                                                  ----------        -----------

 Property and Equipment - Net                        394,154            382,586
                                                 -----------       ------------

Other assets:
  Software Development Costs                          495,480           250,920
  Investment in Joint Venture at Equity               210,701           120,546
  Customer Lists                                    3,050,814         3,128,814
  Other Assets                                         71,104            71,105
                                                -------------     -------------

 Total Other Assets                                 3,828,099         3,571,385
                                                  -----------       -----------

Total Assets                                       $7,435,804        $8,250,729
                                                   ==========        ==========




















                             See Notes to Financial Statements.

                                            -1-
Netsmart Technologies, Inc.

Consolidated Balance Sheets

                                                  March 31,         December 31,
                                                    1997                 1996

Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable - Other                           $    595,867      $   590,031
  Capitalized Lease Obligations                         17,289           41,449
  Accounts Payable                                  1,080,034           983,156
  Accrued Expenses                                     877,936          991,075
  Interim Billings in Excess of Costs
   and Estimated Profits                                985,418       1,102,105
  Due to Related Parties                                 35,029          23,542
  Deferred Revenue                                       68,116          88,420
                                                  -------------     -----------

  Total Current Liabilities                          3,659,689        3,819,778
                                                   -----------       ----------

Capitalized Lease Obligations - Forward                  14,422          15,945
                                                  -------------     -----------


























                             See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                   March 31,        December 31,
                                                     1997               1996

 Total Current Liabilities - Forwarded           $ 3,659,689       $  3,819,778
                                                   ---------       ------------

Capitalized Lease Obligations - Forwarded             14,422             15,945
                                              --------------    ---------------

Commitments and Contingencies                                               --

Stockholders' Equity:
 Preferred Stock, $.01 Par Value;
  Authorized 3,000,000 Shares;
  Authorized, Issued and Outstanding:
     Series D 6% Redeemable Preferred Stock
    $.01 Par Value 3,000 Shares Authorized,
    1,210 Issued and Outstanding
    [Liquidation Preference of $1,210,000
    at March 31, 1997 and
    December 31, 1996, respectively                        12                12
 Additional  Paid-in Capital - Preferred
  Stock $1,209,509 -  Series D at
  March 31, 1997 and December 31, 1995              1,209,509         1,209,509
 Common Stock - $.01 Par Value; Authorized
  15,000,000 Shares; Issued and Outstanding
  6,798,203 Shares at March 31, 1997 and
  December 31, 1996                                    67,982            67,982
 Additional Paid-in Capital - Common Stock         14,863,328        14,863,328
 Accumulated Deficit                              (12,379,138)      (11,725,825)
                                                 ------------      ------------

 Total Stockholders' Equity                         3,761,693         4,415,006
                                                 ------------      ------------

Total Liabilities and Stockholders' Equity        $ 7,435,804       $ 8,250,729
                                                  ===========       ===========













                             See Notes to Financial Statements.
                                            -3-
Netsmart Technologies, Inc.

Consolidated Statements of Operations

                                                          Three months ended
                                                               March 31,
                                                        1997              1996
Revenues:
 Software and Related
  Systems and Services:
  General                                         $   763,517       $ 1,790,000
  Maintenance Contract
   Services                                           323,773           289,000
                                                 ------------     -------------
  Total Software and Related
   Systems and Services                            1,087,290          2,079,000
 Data Center Services                                484,520            481,000
                                                ------------      -------------
 Total Revenues                                    1,571,810          2,560,000
                                                 -----------       ------------
Cost of Revenues:
 Software and Related
  Systems and Services:
  General                                             840,963         1,469,000
  Maintenance Contract
   Services                                           233,575           144,000
                                                 ------------     -------------
  Total Software and Related
   Systems and Services                            1,074,538          1,613,000
 Data Center Services                                340,077            285,000
                                                ------------      -------------
 Total Cost of Revenues                            1,414,615          1,898,000
                                                 -----------       ------------
 Gross Profit                                        157,195            662,000
Selling, General and
 Administrative Expenses                             638,765            455,000
Related Party Administrative
 Expenses                                             45,000              5,000
Compensation expense -
 Warrants and Options Granted                           --            2,075,000
                                                ------------       ------------
 Loss from Operations                               (526,570)        (1,873,000)
Interest Expense                                      68,436            126,000
Equity in net loss of joint venture                  (58,307)              --
                                                 -----------       ------------
 Net Loss                                         $ (653,313)       $(1,999,000)
                                                 ===========       ============
Weighted average number of
  shares of common stock                           6,798,203          4,821,528
 Loss per share                               $         (.10)   $          (.42)
                                             ===============   ================







                             See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows

                                                       Three months ended
                                                             March 31
                                                      1997              1996
                                                      ----              ----
Operating Activities:
 Net [Loss]                                       $(653,313)        $(1,999,000)

 Adjustments to Reconcile Net Income [Loss]
  to Net Cash [Used for] Provided by
  Operating Activities:
  Depreciation and Amortization                     128,031             109,000
  Administrative Expenses                                                 5,000
  Compensation Expense -
   Warrants and Options Granted                                       2,075,000
  Equity in Net Loss of Joint Venture                58,307

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                             174,534             217,000
    Costs and Estimated Profits in
     Excess of Interim Billings                       (52,289)         (640,000)
    Other Current Assets                              2,887              (5,000)
    Other Assets                                                         (1,000)

 Increase [Decrease] in
  Accounts Payable                                    96,879            441,000
  Accrued Expenses                                  (113,139)           136,000
  Interim Billings in Excess of
    Costs and Estimated Profits                     (116,687)           270,000
  Due to Related Parties                              11,487             65,000
  Deferred Revenue                                   (20,304)            77,000
                                                 -----------       ------------

 Total Adjustments                                   169,706          2,161,000
                                                ------------       ------------

 Net Cash - Operating Activities -
  Forward                                           (483,607)           162,000
                                                ------------       ------------

Investing Activities:
 Acquisition of Property and  Equipment              (47,659)           (20,000)
 Software Development Costs                         (258,500)
 Investment in Joint Venture at Equity              (148,462)          (650,000)
                                                ------------       ------------

 Net Cash - Investing Activities -
  Forward                                           (454,621)          (670,000)
                                                ------------       ------------

                             See Notes to Financial Statements.

                                            -5-
Netsmart Technologies, Inc.

Consolidated Statements of Cash Flows


                                                         Three months ended
                                                               March 31
                                                          1997          1996

 Net Cash - Operating Activities -
  Forwarded                                         $  (483,607)      $ 162,000
                                                    ------------      ---------

 Net Cash - Investing Activities -
  Forwarded                                            (454,621)       (670,000)

Financing Activities:
 Proceeds from Short-Term Notes                                         764,000
 (Payment) Proceeds of Short-Term Notes                   5,836         (27,000)
 Payment of Bank Note Payable                                           (50,000)
 Payment of Capitalized Lease
  Obligations                                           (25,683)         (6,000)
 Cash Overdraft                                                          12,000
 Deferred Public Offering Costs                                        (114,000)
                                                    -----------    ------------

 Net Cash - Financing Activities                        (19,847)        579,000

 Net Increase [Decrease] in Cash                       (958,075)         71,000

Cash - Beginning of Periods                             998,317       _________
                                                       --------
Cash - End of Periods                               $    40,242    $     71,000
                                                    ===========    ============

Supplemental  Disclosure of Cash Flow
 Information  Cash paid during the periods
 for:
  Interest                                       $  90,722         $     95,000
                                                 =========         ============












                             See Notes to Financial Statements.

                                            -6-
Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 1997

Series D Preferred Stock at .01 Par Value            Shares            Amount
                                                     ------            ------

 Beginning Balance                                    1,210      $           12
                                                   --------      --------------

 Ending Balance                                       1,210                  12
                                               ============      ===============


Additional Paid-In Capital Preferred Stock

Beginning Balance                                                    $1,209,509

 Ending Balance                                                      $1,209,509

Common Stock $.01 Par Value Authorized
15,000,000 Shares

 Beginning Balance                               6,798,203               67,982
                                               -----------         ------------

Ending Balance                                   6,798,203          $    67,982
                                               ===========         ============























                             See Notes to Financial Statements.

                                            -7-
Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 1997

Additional Paid-In Capital Common Stock               Shares          Amount

 Beginning Balance                                                 $ 14,863,328
                                                                   ------------

 Ending Balance                                                    $ 14,863,328
                                                                   ============


Accumulated Deficit

 Beginning Balance                                                 $(11,725,825)

 Net Loss                                                              (653,313)

 Ending Balance                                                    $(12,379,138)

 Total Stockholders' Equity                                       $   3,761,693
                                                                  =============



























                             See Notes to Financial Statements.

                                            -8-
                                Netsmart Technologies, Inc.
                         Notes to Consolidated Financial Statements

(1)  In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31,1997 and the results of its operations for the three months ended March 31,1997 and 1996 and the changes in cash flows for the three months ended March 31,1997 and 1996.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its December 31, 1996 Form 10-K.

During the three months ended March 31, 1997, the Company invested in software for a customer activated terminal for a major west coast utility. As a result of this effort the Company capitalized software development costs in the amount of $258,000.

(3) The results of operations for the three months ended March 31,1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

(4) Loss per share - Loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock. For purposes of computing weighted average number of shares of common stock outstanding the Company has common stock equivalents. The common stock equivalents are assumed converted to common stock, when dilutive. During periods of operations in which losses were incurred, common stock equivalents were excluded from the weighted average number of shares of common stock because their inclusion would be anti-dilutive.
























                                            -9-
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

Three Months Ended March 31, 1997 and 1996

The Company's revenue for the three months ended March 31, 1997 (the "March 1997 period") was $1,572,000, a decrease of $989,000, or 39% from the revenue for the three months ended March 31, 1996 (the "March 1996 period") which was $2,561,000. Approximately $857,000 of this decrease was the result of a decline in revenue from IBN Limited ("IBN") which was $933,000 in the March 1996 period and $76,000 in the March 1997 period. IBN represented the Company's most significant customer in the March 1996 period , accounting for approximately 36.4% of revenue for the quarter. As of March 31, 1997, the contract was more than 80% complete. The Company is continuing to provide professional services to IBN, although revenues have declined substantially from the level during 1996. The Company intends to expand its marketing effort for its CarteSmart System, however, at March 31, 1997, the Company did not have any contracts for the CarteSmart System. The remainder of the decrease in revenue for the March 1997 period was attributable to a decline in the Company's health information systems divisions license revenue which was $70,000 for the March 1997 period, a decrease of $98,000 or 58% from the revenue for the March 1996 period which was $168,000. Although this decrease reflected reduced new business during the March 1997 period, the Company has experienced an increase in new order backlog in the beginning of the second quarter. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance.

Revenue from the Company's health information systems continued to represent the Company's principal source of revenue in March 1997 period, accounting for $1,396,000 or 92% of revenue. The largest component of revenue in the March 1997 period was data center (service bureau) revenue which increased to $485,000 from $481,000 in the March 1996 period, reflecting a less than 1% increase. The turnkey systems labor revenue decreased to $351,000 in the March 1997 period from $410,000 in the March 1996 period, reflecting a decrease of 15%. This decrease reflected reduced new business during the March 1997 period. The Company has experienced an increase in new business in the beginning of the second quarter. Maintenance revenue increased to $324,000 in the March 1997 period from $289,000 in the March 1996 period, reflecting an increase of 12%. Revenue from third party hardware and software decreased to $212,000 in the March 1997 period from $268,000 in the March 1996 period, a decrease of 21%. Sales of third party hardware and software are made only in connection with the sales of turnkey systems.

Revenue from contracts from government agencies represented 33% of revenue for March 1997 period . The Company believes that such contracts will continue to represent an important part of its business, particularly its health information systems business..

Gross profit decreased to $157,000 in the March 1997 period from $663,000 in the March 1996 period, a 83% decrease. Gross margin decreased to 10% in the March 1997 period from 26% in the March 1996 period. The decreases in both the gross profit and gross margin were substantially the result of costs associated with the IBN contract as well as a decrease in the health information systems license revenue.

Selling, general and administrative expenses were $639,000 in the March 1997 period, an increase of 40% from the $455,000 in the March 1996 period. This increase was the result of an increase in personnel and salaries in the sales and marketing and administrative areas as well as an increase in other direct sales expenses and insurance.

During the March 1996 period, the Company incurred non cash compensation charges of $2.1 million arising out of the issuance by the Company of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. No such charges were incurred during the March 1997 period.

In the March 1997 period the Company recognized its 50% share of its loss in its joint venture corporation with respect to the purchase of SATC software. The amount of such loss was $58,000.

Interest expense was $68,000 in the March 1997 period, a decrease of $58,000, or 46% from the $126,000 in the March 1996 period . This is a result of less borrowings during the March 1997 period. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender, which it pays interest equal to the greater if 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

Related party administrative expense was $45,000 in the March 1997 period, an increase of $40,000 from the $5,000 in the March 1996 period. This increase was the result of an agreement with The Trinity Group to provide general business, management and financial consulting services for a monthly fee of $15,000.

As a result of the foregoing factors, the Company incurred a net loss of $653,000, or $.10, per share in the March 1997 period, as compared with a net loss of $2.0 million, or $.42, per share in the March 1996 period.


Liquidity and Capital Resources

The Company had a working capital deficit of $446,000 at March 31, 1997 as compared to a working capital surplus of $477,000 at December 31, 1996. The decrease in working capital for the three months ended March 31, 1997 was substantially due to the net loss incurred for the three months ended March 31, 1997 as well as the Company's investment in its capitalized software project for the customer activated terminals. The Company also invested an additional $148,000 in its CCAC joint venture during the three months ended March 31, 1997. The Company's cash balances were $40,000 at March 31, 1997 as compared to $998,000 at December 31, 1996.

The Company's principal source of funds, other than revenue, is an accounts receivable financing agreement with an asset based lender whereby it may borrow up to 80% of eligible accounts receivable up to a maximum of $750,000. As of March 31, 1997, the outstanding borrowings under this facility was $596,000.

At March 31, 1997, accounts receivable and costs and estimated profits in excess of interim billings were approximately $3 million, representing approximately 180 days of revenue based on annualizing the revenue for the three months ended March 31, 1997, although no assurance can be given that revenue will continue at the same level as the three month period. Accounts receivable at March 31, 1997 decreased by $174,000 from $2,284,000 at December 31, 1996 to $2 110,000 at
March 31, 1997. At March 31, 1997 IBN accounted for 21% of the total gross accounts receivable balance. No other customer accounted for more than 10% of the accounts receivable balance.

The Company is currently seeking to raise additional working capital. No assurance can be given as to the ability of the Company to obtain additional working capital and failure to obtain additional working capital could have a material adverse affect on the Company and its financial condition.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NETSMART TECHNOLOGIES, INC.



                                   Chairman of the Board      May 14, 1997
---------------------------------  (Principal Executive Officer)
Lewis S. Schiller


                                   Chief Financial Officer    May 14, 1997
---------------------------------  (Principal Financial and
Anthony F. Grisanti                Accounting Officer)

NETSMART TECHNOLOGIES, INC.
EXHIBIT 11.1 - CALCULATION OF EARNINGS PER SHARE



                                                      Three Months Ended
                                                        March 31, 1997
                                                  Primary EPS  Fully Diluted EPS

Net Loss                                         $   (653,313)     $   (653,313)
Dividend Adjustment                                   (18,150)          (18,150)
                                                 ------------      ------------

Adjusted Net Loss                                $   (671,463)     $   (671,463)
                                                 =============     ============

Loss Per Share:
  Loss Per Share - Note 1                    $           (.10)
                                             ================
  Loss Per Share - Assuming Full
    Dilution - Note 2                                              $       (.09)
                                                                   =============


        Note 1: Computed by dividing net loss by the weighted average number of common shares (6,798,203) for the three months ended March 31, 1997. Adjusting it by items (i) to (iv) below using the modified treasury stock method of calculating earnings per share.

                  (i) Assumes that 369,117 1995 Stock Incentive Plan stock options outstanding at March 31, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, retire debt redeem preferred stock and to invest the balance.

                  (ii) Assumes that 129,500 1995 Stock Incentive Plan stock options outstanding at March 31, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, retire debt and to invest the balance.

                  (iii)Assumes Series B common stock purchase warrants to purchase and aggregate of 877,500 common shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, retire debt, redeem preferred stock and to invest the balance.

                  (iv)Assumes common stock purchase warrants to purchase an aggregate of 56,250 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, retire debt, redeem preferred stock and to invest the balance.


The proceeds received from the above transactions would then be used to purchase treasury stock up to 20%, retire debt redeem preferred stock and the remaining balance invested.

NETSMART TECHNOLOGIES, INC.
EXHIBIT 11.1 - COMPUTATION OF EARNINGS PER SHARE [CONTINUED]



        Note 2: Computed by dividing net loss by the weighted average number of common shares (6,798,203) for the three months ended March 31, 1997 adjusting it by items (i) to (iv) below using the modified treasury stock method of calculating earnings per share.

                  (i) Assumes that 369,117 1995 Stock Incentive Plan stock options outstanding at March 31, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at March 31, 1996 as quoted on the NASDAQ, retire debt redeem preferred stock and to invest the balance.

                  (ii) Assumes that 129,500 1995 Stock Incentive Plan stock options outstanding at March 31, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at March 31, 1997 as quoted on the NASDAQ, retire debt and to invest the balance.

                  (iii)Assumes Series B common stock purchase warrants to purchase and aggregate of 877,500 common shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at March 31, 1997 as quoted on the NASDAQ, retire debt, redeem preferred stock and to invest the balance.

                  (iv)Assumes that stock options to purchase 56,250 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at March 31, 1997 as quoted on the NASDAQ , retire debt, redeem preferred stock and to invest the balance.

The proceeds received from the above transactions would then be used to purchase treasury stock up to 20%, retire debt redeem preferred stock and the remaining balance invested.

Note: This calculation is submitted in accordance with the Securities Act of 1934 Release No. 9083 although it is contrary to Para. 40 of APB 15 because it may produce an anti-dillutive result.

NOTE - THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934 RELEASE NO. 9083, ALTHOUGH IT IS CONTRARY TO PARA. 40 OF APB 15 BECAUSE IT MAY PRODUCE AN ANTIDILUTIVE RESULT.