Form 10-Q
period 1997-06-30
NETSMART TECHNOLOGIES INC
filed 1997-08-11
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997
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

Yes_X_        No__


Number of shares of common stock outstanding as of August 4, 1997:  6,811,005
                                                                    =========

Netsmart Technologies, Inc.
Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                      Page
                                                                    ----
Consolidated Balance Sheets - June 30, 1997
 and December 31, 1996                                               1-3

Consolidated Statements of Operations-
 Six Months Ended June 30, 1997 and 1996 and
three months ended June 30, 1997 and 1996                             4

Consolidated Statements of Cash Flows-
 Six Months Ended June 30, 1997 and 1996                             5-6

Consolidated  Statement of Stockholders' Equity-
 Six Months Ended June 30, 1997                                      7-8

Notes to Consolidated Financial Statements                            9

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                      10-13




Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                   June 30,          December 31,
                                                     1997               1996
                                                     ----               ----


Assets
 Current Assets:
  Cash                                            $     22,395       $   998,317
  Accounts receivable- Net                           2,431,572         2,284,450
  Costs and Estimated Profits in Excess
    of Interim Billings                                778,014           931,786
  Other Current Assets                                  77,146            82,205
                                                        ------            ------

 Total current assets                                3,309,127         4,296,758
                                                     ---------         ---------

 Property and Equipment - Net                          390,537           382,586
                                                       -------           -------

Other assets:
  Software Development Costs                           665,652           250,920
  Investment in Joint Venture at Equity                164,669           120,546
  Customer Lists                                     2,972,814         3,128,814
  Other Assets                                          69,723            71,105
                                                        ------            ------

 Total Other Assets                                  3,872,858         3,571,385
                                                     ---------         ---------

Total Assets                                      $  7,572,522       $ 8,250,729
                                                    ==========        ==========

















                       See Notes to Financial Statements.


Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                   June 30,          December 31,
                                                     1997                1996
                                                     ----                ----

Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable - Other                           $   703,111        $   590,031
  Capitalized Lease Obligations                        21,951             41,449
  Accounts Payable                                  1,485,602            983,156
  Accrued Expenses                                    886,252            991,075
  Interim Billings in Excess of Costs
   and Estimated Profits                            1,150,306          1,102,105
  Due to Related Parties                               71,780             23,542
  Deferred Revenue                                     68,641             88,420
                                                       ------             ------

  Total Current Liabilities                         4,387,643          3,819,778
                                                    ---------          ---------

Capitalized Lease Obligations - Forward                 9,761             15,945
                                                        -----             ------














                       See Notes to Financial Statements.



Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                      June 30,             December 31,
                                                        1997                   1996
                                                        ----                   ----


 Total Current Liabilities - Forwarded                $ 4,387,643         $  3,819,778
                                                      -----------         ------------

Capitalized Lease Obligations - Forwarded                   9,761               15,945
                                                            -----               ------

Commitments and Contingencies                                  --                   --
                                                            -----               ------

Stockholders' Equity:
 Preferred Stock, $.01 Par Value;
  Authorized 3,000,000 Shares;
  Authorized, Issued and Outstanding:
   Series D 6% Redeemable Preferred Stock
   $.01 Par Value 3,000 Shares Authorized,
   1,210 Issued and Outstanding
   [Liquidation Preference of $1,210,000]                      12                   12
Additional  Paid-in Capital - Preferred
 Stock $1,209,509 -  Series D at
 June 30, 1997 and December 31, 1996                    1,209,509            1,209,509
 Common  Stock - $.01  Par  Value;  Authorized
 15,000,000  Shares;  Issued  and Outstanding
 6,811,005 Shares at June 30, 1997 and 6,798,203
  at December 31, 1996                                     68,110               67,982
 Additional Paid-in Capital - Common Stock             14,972,100           14,863,328
 Accumulated Deficit                                  (13,074,613)         (11,725,825)
                                                      -----------          -----------

 Total Stockholders' Equity                             3,175,118            4,415,006
                                                        ---------            ---------

Total Liabilities and Stockholders' Equity           $  7,572,522         $  8,250,729
                                                     ============         ============






                       See Notes to Financial Statements.






Netsmart Technologies, Inc.
Consolidated Statements of Operations


                                                 Six months ended               Three months ended
                                                     June 30,                        June 30,
                                                  --------------                ---------------
                                              1997             1996             1997             1996
                                              ----             ----             ----             ----

Revenues:
 Software and Related
  Systems and Services:
  General                                    $ 1,627,826      $ 3,325,479      $   864,309      $1,535,419
  Maintenance Contract
   Services                                      665,941          572,832          342,168         283,604
                                                 -------          -------          -------         -------
  Total Software and Related
   Systems and Services                        2,293,767        3,898,311        1,206,477       1,819,023
 Data Center Services                          1,019,286        1,037,247          534,766         555,879
                                               ---------        ---------          -------         -------
 Total Revenues                                3,313,053        4,935,558        1,741,243       2,374,902
                                               ---------        ---------        ---------       ---------
Cost of Revenues:
 Software and Related
  Systems and Services:
  General                                      1,670,506        2,768,293          829,543       1,299,160
  Maintenance Contract
   Services                                      480,989          285,275          247,414         141,110
                                                 -------          -------          -------         -------
  Total Software and Related
   Systems and Services                        2,151,495        3,053,568        1,076,957       1,440,270
 Data Center Services                            739,276          569,817          399,199         284,687
                                                 -------          -------          -------         -------
 Total Cost of Revenues                        2,890,771        3,623,385        1,476,156       1,724,957
                                               ---------        ---------        ---------       ---------
 Gross Profit                                    422,282        1,312,173          265,087         649,945

Selling, General and
 Administrative Expenses                       1,317,297          933,985          678,532         478,634
Related Party Administrative
 Expenses                                         90,000            9,000           45,000           4,500
Compensation expense -
 Warrants and Options Granted                                   2,230,069                          155,569
 Loss from Operations                           (985,015)      (1,860,881)        (458,445)        (11,242)
Interest Expense                                 150,533          275,102           82,097         148,543
                                                 -------          -------           ------         -------
Equity in net loss of joint
 venture                                         104,339          100,000           46,032         100,000
                                                 -------          -------           ------         -------

 Net Loss                                    $(1,239,887)     $(2,235,983)      $ (586,574)    $  (237,301)
                                             ===========      ===========       ==========     ===========

Weighted average number of
 shares of common stock                        6,800,032        4,821,528        6,800,032       4,821,528

 Loss per share                              $      (.18)     $      (.46)     $      (.08)     $     (.05)
                                             ===========      ===========      ===========      ==========



                       See Notes to Financial Statements.




Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows

                                                        Six months ended
                                                            June 30,
                                                     1997               1996
                                                     ----               ----

Operating Activities:
 Net [Loss]                                    $(1,239,887)         $(2,235,983)

 Adjustments to Reconcile Net Income [Loss]
  to Net Cash [Used for] Provided by
  Operating Activities:
  Depreciation and Amortization                    278,400              220,096
  Administrative Expenses                                                 9,000
  Compensation Expense -
   Warrants and Options Granted                                       2,230,069
  Equity in Net Loss of Joint Venture              104,339              100,000

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                           (147,122)            (643,521)
    Costs and Estimated Profits in
     Excess of Interim Billings                    153,772             (583,675)
    Other Current Assets                             5,059                  514
    Other Assets                                     1,382               (2,522)

 Increase [Decrease] in
  Accounts Payable                                 502,446            1,076,559
  Accrued Expenses                                (104,823)             131,168
  Interim Billings in Excess of
    Costs and Estimated Profits                     48,201              522,907
  Due to Related Parties                            48,238              (55,265)
  Deferred Revenue                                 (19,779)            (100,782)
                                                   -------             --------

 Total Adjustments                                 870,113            2,904,548
                                                   -------            ---------


 Net Cash - Operating Activities -
  Forward                                         (369,774)             668,565
                                                  --------              -------

Investing Activities:
 Acquisition of Property and  Equipment            (83,083)             (35,020)
 Software Development Costs                       (462,000)            (278,800)
 Investment in Joint Venture at Equity            (148,462)            (650,000)
                                                  --------             --------

 Net Cash - Investing Activities -
  Forward                                         (693,545)            (963,820)
                                                  --------             --------

                       See Notes to Financial Statements.



Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows


                                                        Six months ended
                                                            June 30,
                                                     1997               1996
                                                     ----               ----



 Net Cash - Operating Activities -
  Forwarded                                    $  (369,774)         $  668,565
                                               -----------          ----------

 Net Cash - Investing Activities -
  Forwarded                                       (693,545)           (963,820)

Financing Activities:
 (Payment) Proceeds of Notes Payable - Other       113,080             540,800
 Payment of Bank Note Payable                                          (79,000)
 Payment of Capitalized Lease
  Obligations                                      (25,683)             (9,448)
 Cash Overdraft                                                         31,583
 Deferred Public Offering Costs                                       (188,373)
                                                    -------           --------

 Net Cash - Financing Activities                    87,397             295,562

 Net Increase [Decrease] in Cash                  (975,922)                307

Cash - Beginning of Periods                        998,317
                                                   -------             -------

 Cash - End of Periods                         $    22,395          $      307
                                               ===========          ==========

Supplemental  Disclosure of Cash Flow
 Information  Cash paid during the periods
 for:
  Interest                                     $   178,357          $  193,972
                                               ===========          ==========


Supplemental Disclosure of Non-cash Financing Activities:
  During the six months ended June 30, 1997, the Company had the following:
    1) 12,802 shares of common stock were issued to Series D Preferred stockholders as dividends which were payable on October 1, 1996 and April 1, 1997. These shares were valued at $108,900.





                       See Notes to Financial Statements.


Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 1997

Series D Preferred Stock at .01 Par Value              Shares          Amount
                                                       -----           -----

Beginning Balance                                       1,210        $       12
                                                        -----             -----

 Ending Balance                                         1,210        $       12
                                                        =====             =====


Additional Paid-In Capital Preferred Stock

Beginning Balance                                                    $1,209,509
                                                                     ----------

 Ending Balance                                                      $1,209,509
                                                                     ==========


Common Stock $.01 Par Value Authorized
15,000,000 Shares

 Beginning Balance                                  6,798,203        $   67,982

Common Stock Issued - Series D
Preferred Stock Dividend                               12,802               128
                                                       ------               ---

Ending Balance                                      6,811,005        $   68,110
                                                    =========         =========




















                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 1997

Additional Paid-In Capital Common Stock                Shares          Amount
                                                       -----           -----

 Beginning Balance                                                $ 14,863,328

Common Stock Issued - Series D
Preferred Stock Dividend                                               108,772
                                                                       -------

 Ending Balance                                                   $ 14,972,100
                                                                  ============


Accumulated Deficit

 Beginning Balance                                                $(11,725,826)

Series D Preferred Stock Dividend                                     (108,900)

 Net Loss                                                           (1,239,887)
                                                                    ----------

 Ending Balance                                                   $(13,074,613)
                                                                  ============

 Total Stockholders' Equity                                       $  3,175,118
                                                                  ============














                       See Notes to Financial Statements.

                           Netsmart Technologies, Inc.
                   Notes to Consolidated Financial Statements


(1)  In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30,1997 and the results of its operations for the six months and three months ended June 30,1997 and 1996 and the changes in cash flows for the six months ended June 30,1997 and 1996.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its December 31, 1996 Form 10-K.

During the six months ended June 30, 1997, the Company invested in software for a customer activated terminal for a major west coast utility. As a result of this effort the Company capitalized software development costs in the amount of $258,000. Also during the six months ended June 30, 1997, the Company developed a series of software products and capitalized software development costs of $203,500.

On June 30, 1997, the Company paid a dividend relating to the Series D Preferred Stock which were payable on October 1, 1996 and April 1, 1997. The dividend was paid through the issuance 12,802 shares of Common Stock and valued at the fair market value at the respective dates they became payable. This resulted in an increase of $108,900 in the accumulated deficit with a corresponding increase in Common Stock and additional paid in capital - Common stock in the amounts of $128 and $108,772, respectively.

(3) The results of operations for the six months ended June 30,1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

(4) Loss per share - Loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock. Common stock equivalents are assumed converted to common stock when dilutive. During periods of operations in which losses were incurred, common stock equivalents were excluded from the weighted average number of shares of common stock because their inclusion would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

Six Months Ended June 30, 1997 and 1996

The Company's revenue for the six months ended June 30, 1997 (the "June 1997 period") was $3,313,000, a decrease of $1,623,000, or 33% from the revenue for the six months ended June 30, 1996 (the "June 1996 period") which was $4,936,000. Approximately $1,498,000 of this decrease represented a decrease in revenue from $1,593,000 in the June 1996 period to $95,000 in the June 1997 period, from a contract with IBN Inc. ("IBN"). IBN represented the Company's largest customer in the June 1996 period , accounting for approximately 32.3% of revenue. As of June 30, 1997 the contract is substantially complete. The Company is no longer providing professional services to IBN. The Company intends to expand its marketing effort for its CarteSmart System, however, at June 30, 1997, the Company did not have any significant contracts for the CarteSmart system. The remainder of the decrease in revenue for the June 1997 period was attributable to a modest decline in the Company's health information systems divisions sales.

Revenue from the Company's health information systems continued to represent the Company's principal source of revenue in June 1997 period, accounting for $3,131,000 or 95% of revenue. The largest component of revenue in the June 1997 period was data center (service bureau) revenue which decreased to $1,019,000 from $1,037,000 in the June 1996 period, reflecting a 2% decrease. The turnkey systems revenue decreased to $812,000 in the June 1997 period from $820,000 in the June 1996 period, reflecting a decrease of 1%. Maintenance revenue increased to $666,000 in the June 1997 period from $573,000 in the June 1996 period, reflecting an increase of 16%. License revenue decreased to $145,000 in the June 1997 period from $240,000 in the June 1996 period, a decrease of 40%. Although this decrease reflected reduced new business during the June period, the Company has experienced an increase in new order backlog during the second quarter. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance. Third party hardware and software revenue decreased to $489,000 in the June 1997 period from $663,000 in the June 1996 period, reflecting a decrease of 26%. Sales of third party hardware and software are made in connection with the sales of turnkey systems.

Revenue from contracts from government agencies represented 32% of revenue for June 1997 period . The Company believes that such contracts will continue to represent an important part of its business.

Gross profit decreased to $422,000 in the June 1997 period from $1,312,000 in the June 1996 period, a 68% decrease. The decrease in the gross profit was substantially the result of the reduction in revenue from the IBN contract as well as a decrease in the health information systems license revenue.

Selling, general and administrative expenses were $1,317,000 in the June 1997 period, an increase of 41% from the $934,000 in the June 1996 period. This increase was the result of an increase in personnel and salaries in the sales and marketing and administrative areas as well as an increase in other direct sales expenses and insurance.

During the June 1996 period, the Company incurred non cash compensation charges of $2.2 million arising out of the issuance by the Company of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. No such charges were incurred during the June 1997 period.

In the June 1997 period the Company recognized its 50% share of its loss in its joint venture corporation with respect to the development of CCAC software purchased in 1996. The Company's share of such loss was $104,000 for the June 1997 period as compared to $100,000 for the June 1996 period.

Interest expense was $151,000 in the June 1997 period, a decrease of $124,000, or 45% from the $275,000 in the June 1996 period . This is a result of a decrease in the average borrowings during the 1997. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender. The Company pays interest on such loan at a rate equal to the greater of 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice. Effective August 1, 1997, the Company renegotiated its agreement with its asset- based lender whereby the interest rate was reduced to a basic interest rate of prime plus 8.5% plus a fee of 5/8% of the face amount of the invoice.

Related party administrative expense was $90,000 in the June 1997 period, an increase of $81,000 from the $9,000 in the June 1996 period. This increase was the result of an agreement with The Trinity Group, an affiliate to provide general business, management and financial consulting services for a monthly fee of $15,000.

The Company did not incur any research and development costs in the 1997 and 1996 periods.

As a result of the foregoing factors, the Company incurred a net loss of $1.2 million, or $.18 per share, in June 1997 period, as compared with a net loss of $2.2 million, or $.46 per share, in June 1996 period.


Three Months Ended June 30, 1997 and 1996

The Company's revenue for the three months ended June 30, 1997 (the "June 1997 quarter") was $1,741,000, a decrease of $634,000, or 27% from the revenue for the three months ended June 30, 1996 (the "June 1996 quarter") which was $2,375,000. Approximately $641,000 of this decrease represented a decrease in revenue from $660,000 in the June 1996 quarter to $19,000 in the June 1997 quarter. IBN represented the Company's largest customer in the June 1996 quarter, accounting for approximately 27.8% of revenue.

Revenue from the Company's health information systems continued to represent the Company's principal source of revenue in June 1997 quarter, accounting for $1,690,000 or 97% of revenue. The largest component of revenue in the June 1997 quarter was data center (service bureau) revenue which decreased to $535,000 from $556,000 in the June 1996 quarter, reflecting a 4% decrease. The turnkey systems revenue increased to $462,000 in the June 1997 quarter from $409,000 in the June 1996 quarter, reflecting an increase of 13%. Maintenance revenue increased to $342,000 in the June 1997 quarter from $284,000 in the June 1996 quarter, reflecting an increase of 20%. License revenue increased to $75,000 in the June 1997 quarter from $72,000 in the June 1996 quarter, an increase of 4%. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance. Third party hardware and software revenue decreased to $276,000 in the June 1997 quarter from $394,000 in the June 1996 quarter, reflecting a decrease of 30%. Sales of third party hardware and software are made in connection with the sales of turnkey systems.

Revenue from contracts from government agencies represented 32% of revenue for June 1997 quarter . The Company believes that such contracts will continue to represent an important part of its business.

Gross profit decreased to $265,000 in the June 1997 quarter from $649,000 in the June 1996 quarter, a 59% decrease. The decrease in the gross profit was substantially the result of a reduction in revenue from the IBN contract.

Selling, general and administrative expenses were $679,000 in the June 1997 quarter, an increase of 42% from the $479,000 in the June 1996 quarter. This increase was the result of an increase in personnel and salaries in the sales and marketing and administrative areas as well as an increase in other direct sales expenses and insurance.

During the June 1996 quarter, the Company incurred non cash compensation charges of $156,000 arising out of the issuance by the Company of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. No such charges were incurred during the June 1997 quarter.

In the June 1997 quarter the Company recognized its 50% share of its loss in its joint venture corporation with respect to the development of CCAC software purchased in 1996. The company's share of such loss was $46,000 for the June 1997 quarter as compared to $100,000 for the June 1996 quarter.

Interest expense was $82,000 in the June 1997 quarter, a decrease of $66,000, or 45% from the $148,000 in the June 1996 quarter . This is a result of a decrease in the average borrowings during the 1997. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender. The Company pays interest on such loan at a rate equal to the greater of 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

Related party administrative expense was $45,000 in the June 1997 quarter, an increase of $41,000 from the $4,000 in the June 1996 quarter. This increase was the result of an agreement with The Trinity Group an affiliate to provide general business, management and financial consulting services for a monthly fee of $15,000.

The Company did not incur any research and development costs in the 1997 and 1996 periods.

As a result of the foregoing factors, the Company incurred a net loss of $587,000, or $.08 per share, in June 1997 quarter, as compared with a net loss of $237,000 or per $.05 per share, in June 1996 quarter.




Liquidity and Capital Resources

The Company had a working capital deficit of $1.1 million at June 30, 1997 as compared to a working capital surplus of $477,000 at December 31, 1996. The decrease in working capital for the six months ended June 30, 1997 was substantially due to the net loss incurred for the six months ended June 30, 1997 as well as the Company's increase in its capitalized software. The Company also invested an additional $148,000 in its CCAC joint venture during the six months ended June 30, 1997. The Company's cash balances were $22,000 at June 30, 1997 as compared to $998,000 at December 31, 1996.

The Company's principal source of funds, other than revenue, has been an accounts receivable financing agreement with an asset based lender whereby it may borrow up to 80% of eligible accounts receivable up to a maximum of $750,000. Effective August 1, 1997, the maximum amount the Company can borrow has been increased to $1,250,000. As of June 30, 1997, the outstanding borrowings under this facility were $703,000. The agreement with the asset based lender provides for the borrowings of up to 80% of eligible accounts receivable. At June 30, 1997 the maximum amount available under this formula was $749,000.

At June 30, 1997, accounts receivable and costs and estimated profits in excess of interim billings were approximately $3.2 million, representing approximately 174 days of revenue based on annualizing the revenue for the six months ended June 30, 1997, although no assurance can be given that revenue will continue at the same level as the six month period. Accounts receivable at June 30, 1997 increased by $147,000 from $2,284,000 at December 31, 1996 to $2,431,000 at June
30, 1997. At June 30, 1997, IBN accounted for 15% of the total gross accounts receivable balance. One other customer accounted for 16% of the total gross accounts receivable at June 30, 1997. However, cash received from this customer in July 1997 reduced the account balance to less than 10% of the total accounts receivable balance. No other customer accounted for more than 10% of the accounts receivable balance.

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


                           NETSMART TECHNOLOGIES, INC.



                                Chairman of the Board           August 12, 1997
---------------------------     (Principal Executive Officer)
Lewis S. Schiller


                                Chief Financial Officer         August 12, 1997
---------------------------     (Principal Financial and
Anthony F. Grisanti             Accounting Officer)