Form 10-Q
period 1997-09-30
NETSMART TECHNOLOGIES INC
filed 1997-11-12
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997
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

Yes_X_        No__


Number of shares of common stock outstanding as of October 21, 1997:  8,235,542

Netsmart Technologies, Inc.
Index

Part I: - Financial Information:

Item 1.  Financial Statement                                       Page
Consolidated Balance Sheets - September 30, 1997
and December 31, 1996                                               1-3

Consolidated Statements of Operations-
Nine Months Ended September 30, 1997 and 1996 and
Three Months ended September 30, 1997 and 1996                       4

Consolidated Statements of Cash Flows-
Nine Months Ended September 30, 1997 and 1996                       5-6

Consolidated  Statement of Stockholders' Equity-
Nine Months Ended September 30, 1997                                7-8

Notes to Consolidated Financial Statements                           9

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                      10-13

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                  September 30,   December 31,
                                                      1997            1996
                                                  -------------   ------------
Assets
 Current Assets:
  Cash                                            $     4,431     $   998,317
  Accounts receivable- Net                          2,052,829       2,284,450
  Costs and Estimated Profits in Excess
    of Interim Billings                               811,059         931,786
  Other Current Assets                                102,412          82,205
                                                   ----------      ----------

 Total current assets                               2,970,731       4,296,758
                                                   ----------      ----------

 Property and Equipment - Net                         400,793         382,586
                                                   ----------      ----------

Other assets:
  Software Development Costs                          626,756         250,920
  Investment in Joint Venture at Equity               129,308         120,546
  Customer Lists                                    2,893,814       3,128,814
  Other Assets                                         60,811          71,105
                                                   ----------      ----------

 Total Other Assets                                 3,710,689       3,571,385
                                                   ----------      ----------

Total Assets                                       $7,082,213      $8,250,729
                                                   ==========      ==========






                            See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                  September 30,   December 31,
                                                      1997           1996
                                                  ------------    -----------
Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable - Other                            $  873,184     $   590,031
  Capitalized Lease Obligations                        21,443          41,449
  Accounts Payable                                  1,365,244         983,156
  Accrued Expenses                                  1,057,443         991,075
  Interim Billings in Excess of Costs
   and Estimated Profits                              993,934       1,102,105
  Due to Related Parties                               73,297          23,542
  Deferred Revenue                                    142,909          88,420
                                                    ---------       ---------

  Total Current Liabilities - Forward               4,527,454       3,819,778
                                                    ---------       ---------

Capitalized Lease Obligations - Forward                 3,320          15,945
                                                    ----------      ----------









                            See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                  September 30,   December 31,
                                                      1997           1996
                                                  ------------    -----------

 Total Current Liabilities - Forwarded            $  4,527,454    $  3,819,778
                                                   -----------     -----------

Capitalized Lease Obligations - Forwarded                3,320          15,945
                                                   -----------     -----------

Commitments and Contingencies                               --              --
                                                   -----------     -----------

Stockholders' Equity:
 Preferred Stock, $.01 Par Value;
  Authorized 3,000,000 Shares;
  Authorized, Issued and Outstanding:
     Series D 6% Redeemable Preferred Stock
    $.01 Par Value 3,000 Shares Authorized,
    1,210 Issued and Outstanding
    [Liquidation Preference of $1,210,000]                  12              12
 Additional  Paid-in Capital - Preferred
  Stock -  Series D at
 September 30, 1997 and December 31, 1996            1,209,509       1,209,509
 Common Stock - $.01 Par Value; Authorized
  15,000,000 Shares; Issued and Outstanding
  6,975,782 Shares at September 30, 1997 and
  6,798,203 at December 31, 1996                        69,757          67,982
 Additional Paid-in Capital - Common Stock          15,011,366      14,863,328
 Accumulated Deficit                               (13,739,205)    (11,725,825)
                                                    ----------      ----------

 Total Stockholders' Equity                          2,551,439       4,415,006
                                                    ----------       ---------

Total Liabilities and Stockholders' Equity        $  7,082,213    $  8,250,729
                                                    ==========      ==========





                            See Notes to Financial Statements.



Netsmart Technologies, Inc.
Consolidated Statements of Operations


                                         Nine months ended         Three months ended
                                              September 30,           September 30,
                                         -----------------         ------------------
                                         1997         1996          1997        1996

Revenues:
 Software and Related
  Systems and Services:
  General                             $ 2,601,602   $ 4,065,762    $    973,776  $    740,283
  Maintenance Contract
   Services                               975,129       890,018         309,188       317,186
                                       ----------    ----------      ----------    ----------
  Total Software and Related
   Systems and Services                 3,576,731     4,955,780       1,282,964     1,057,469
 Data Center Services                   1,567,014     1,543,100         547,728       505,853
                                       ----------   -----------       ---------    ----------
 Total Revenues                         5,143,745     6,498,880       1,830,692     1,563,322
                                       ----------   -----------       ---------    ----------
Cost of Revenues:
 Software and Related
  Systems and Services:
  General                               2,688,192     3,938,025       1,017,686     1,169,732
  Maintenance Contract
   Services                               701,251       409,483         220,262       124,208
                                       ----------   -----------       ---------     ---------
  Total Software and Related
   Systems and Services                 3,389,443     4,347,508       1,237,948     1,293,940
 Data Center Services                   1,129,510       868,437         390,234       298,620
                                       ----------   -----------       ---------     ---------
 Total Cost of Revenues                 4,518,953     5,215,945       1,628,182     1,592,560
                                       ----------   -----------       ---------     ---------
Gross Profit                              624,792     1,282,935         202,510       (29,238)
Selling, General and
 Administrative Expenses                2,015,057     1,489,141         697,760       555,156
Related Party Administrative
 Expenses                                 135,000         24,00           45,00        15,000
Compensation expense -
 Warrants and Options Granted                         2,229,300                          (769)
                                        ---------     ---------       ---------      --------
 Loss from Operations                  (1,525,265)   (2,459,506)       (540,250)     (598,625)
Interest Expense                          239,515       394,163           88,98       119,061
Financing Costs                                       1,680,000                     1,680,000
Equity in net loss of joint
 venture                                  139,699       109,185           35,36         9,185
                                       ----------    ----------       ---------     ---------
 Net Loss                             $(1,904,479)  $(4,642,854)   $   (664,592)  $(2,406,871)
                                      ============  ============   =============  ============
Weighted average number of
  shares of common stock                6,819,802     5,068,654       6,819,802     5,068,654

 Loss per share                       $      (.28)  $      (.92)   $       (.10)  $      (.48)
                                      ============  ============   =============  ============



                            See Notes to Financial Statements.




Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows
                                                             Nine months ended
                                                               September 30,
                                                            1997             1996
                                                            ----             ----

Operating Activities:
 Net [Loss]                                             $(1,904,479)      $(4,642,854)
                                                        ------------      ------------

 Adjustments to Reconcile Net Income [Loss]
  to Net Cash [Used for] Provided by
  Operating Activities:
  Depreciation and Amortization                             439,518           348,190
  Administrative Expenses                                        --             9,000
 Additional Compensation Related to the
   Issuance of Equity Securities                                 --         2,229,300
Financing Expenses related to the
   Issuance of Common Stock                                      --         1,680,000
  Equity in Net Loss of Joint Venture                       139,699           109,185

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                     231,621          (279,636)
    Costs and Estimated Profits in
     Excess of Interim Billings                             120,727          (372,519)
    Other Current Assets                                    (20,207)            8,900
    Other Assets                                             10,294            (4,923)

 Increase [Decrease] in
  Accounts Payable                                          382,088          (240,223)
  Accrued Expenses                                           66,368           178,887
  Interim Billings in Excess of
    Costs and Estimated Profits                             108,171)          351,608
  Due to Related Parties                                     49,755          (120,390)
  Deferred Revenue                                           54,489           (82,944)
                                                          ----------      ------------
 Total Adjustments                                        1,366,181         3,814,435
                                                          ----------      ------------

 Net Cash - Operating Activities -
  Forward                                                  (538,298)          828,419)
                                                          ----------      ------------

Investing Activities:
 Acquisition of Property and  Equipment                    (136,561)           (62,401)
 Software Development Costs                                (462,000)          (278,800)
 Investment in Joint Venture                               (148,461)          (345,000)
                                                          -----------     -------------

 Net Cash - Investing Activities -
  Forward                                                  (747,022)          (686,201)
                                                          -----------     -------------


                            See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows

                                                             Nine months ended
                                                               September 30,
                                                            1997             1996
                                                            ----             ----


 Net Cash - Operating Activities -
  Forwarded                                             $  (538,298)      $  (828,419)
                                                        ------------      ------------

 Net Cash - Investing Activities -
  Forwarded                                                (747,022)         (686,201)
                                                        ------------      ------------

Financing Activities:
 (Payment) Proceeds of Notes Payable                        283,153          (553,561)
 Payment of Bank Note Payable                                                 (79,000)
 Payment of Capitalized Lease
  Obligations                                               (32,631)          (23,416)
 Cash Overdraft                                                 --            (95,536)
 Payment of Short-Term Notes to Related Parties                 --           (750,000)
 Redemption of Series B Preferred Stock                         --            (96,000)
 Issuance of Common Stock                                       --          5,175,000
 Cost associated with Issuance of Stock                         --         (1,347,511)
 Proceeds from Warrant Exercise                                 --          1,600,000
 Proceeds from Stock Option Exercise                         40,912               --
                                                        ------------      ------------

 Net Cash - Financing Activities                            291,434         3,829,976
                                                        ------------      ------------

 Net Increase [Decrease] in Cash                           (993,886)        2,315,356

Cash - Beginning of Periods                                 998,317               --
                                                        ------------      ------------

 Cash - End of Periods                                  $     4,431       $ 2,315,356
                                                        ============      ===========

Supplemental  Disclosure of Cash Flow
 Information  Cash paid during the periods
 for:
  Interest                                              $   253,771       $   369,384
  Taxes                                                 $    12,013               --



Supplemental Disclosure of Non-cash Financing Activities:
 During the nine months ended September 30, 1997, the Company had the following:
  1) 12,802 shares of common stock were issued to Series D Preferred stockholders as dividends which were payable on October 1, 1996 and April 1, 1997.
      These shares were valued at $108,900.

                            See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 1997

Series D Preferred Stock at .01 Par Value             Shares            Amount
                                                      ------            ------

 Beginning Balance                                     1,210        $       12
                                                      ------           -------

 Ending Balance                                        1,210        $       12
                                                      ======           =======


Additional Paid-In Capital Preferred Stock

Beginning Balance                                                   $1,209,509

 Ending Balance                                                     $1,209,509
                                                                     =========

Common Stock $.01 Par Value Authorized
15,000,000 Shares

 Beginning Balance                                 6,798,203        $   67,982

 Stock Options Exercised                             164,777             1,647

Common Stock Issued - Series D
Preferred Stock Dividend                              12,802               128
                                                   ---------         ---------

Ending Balance                                     6,975,782         $  69,757
                                                   =========          ========












                            See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 1997

Additional Paid-In Capital Common Stock              Shares            Amount

 Beginning Balance                                                 $ 14,863,328

 Stock Options Exercised                                                 39,266

Common Stock Issued - Series D
Preferred Stock Dividend                                                108,772
                                                                    -----------

 Ending Balance                                                    $ 15,011,366
                                                                    ===========


Accumulated Deficit

 Beginning Balance                                                 $(11,725,826)

Series D Preferred Stock Dividend                                      (108,900)

 Net Loss                                                            (1,904,479)
                                                                    -----------

 Ending Balance                                                    $(13,739,205)
                                                                    ===========

 Total Stockholders' Equity                                        $  2,551,439
                                                                    ===========







                            See Notes to Financial Statements.

                               Netsmart Technologies, Inc.
                        Notes to Consolidated Financial Statements


(1)  In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30,1997 and the results of its operations for the nine months and three months ended September 30,1997 and 1996 and the changes in cash flows for the nine months ended September 30,1997 and 1996. The results of operations for the nine months ended September 30,1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its December 31, 1996 Form 10-K.

During the nine months ended September 30, 1997, the Company invested in software for a customer activated terminal for a major west coast utility. As a result of this effort, the Company capitalized software development costs in the amount of $258,000. Also during the nine months ended September 30, 1997, the Company developed a series of software products and capitalized software development costs of $203,500.

On June 30, 1997, the Company paid a dividends relating to the Series D Preferred Stock which were payable on October 1, 1996 and April 1, 1997. The dividends were paid through the issuance 12,802 shares of Common Stock and valued at the fair market value at the respective dates they became payable. This resulted in an increase of $108,900 in the accumulated deficit with a corresponding increase in Common Stock and additional paid in capital - Common stock in the amounts of $128 and $108,772, respectively.

In September 1997, 164,777 stock options were exercised in the 1993 Long Term Incentive stock option plan and the Company received gross proceeds of $40,913. As a result, Common Stock and additional paid in capital Common stock increased by $ 1,647 and $39,266 respectively.

(3) Loss per share - Loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock. Common stock equivalents are assumed converted to common stock when dilutive. During periods of operations in which losses were incurred, common stock equivalents were excluded from the weighted average number of shares of common stock because their inclusion would be anti-dilutive.

(4) In October 1997, the Company issued 80,000 shares of Common stock for the purchase of certain assets and customer lists.

In September 1997 the Company amended the terms of its Series A Redeemable Common Stock Purchase Warrants. Pursuant to the amendment, (i) the exercise price of the Warrant was reduced from $4.50 to $3.00, and (ii) upon payment of the $3.00 exercise price, the Company will issue two shares of Common Stock, resulting in an effective exercise price of $1.50 per share. The amended terms will remain in effect until December 16, 1997. For the period October 1, 1997 through October 29, 1997, 629,880 warrants were exercised and the Company received $1,889,640 in gross proceeds. As a result, the Company issued 1,259,760 additional common shares in October.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

Nine Months Ended September 30, 1997 and 1996

The Company's revenue for the nine months ended September 30, 1997 (the "September 1997 period") was $5,144,000, a decrease of $1,355,000, or 21% from the revenue for the nine months ended September 30, 1996 (the "September 1996 period") which was $6,499,000. This decrease results from a decrease in revenue from $1,593,000 in the September 1996 period to $95,000 in the September 1997 period, from a contract with IBN Inc. ("IBN"). IBN represented the Company's largest customer in the September 1996 period, accounting for approximately 24.5% of revenue. As of September 30, 1997 the contract is substantially complete. The Company is no longer providing professional services to IBN. The Company intends to expand its marketing effort for its CarteSmart System, however, at September 30, 1997, the Company did not have any significant contracts for the CarteSmart system.

Revenue from the Company's health information systems continued to represent the Company's principal source of revenue in September 1997 period, accounting for $4,943,000 or 96% of revenue. The largest component of revenue in the September 1997 period was data center (service bureau) revenue which increased to $1,567,000 from $1,543,000 in the September 1996 period, reflecting a 2% increase. The turnkey systems revenue increased to $1,463,000 in the September 1997 period from $1,235,000 in the September 1996 period, reflecting an increase of 18%. Maintenance revenue increased to $975,000 in the September 1997 period from $890,000 in the September 1996 period, reflecting an increase of 10%. License revenue decreased to $214,000 in the September 1997 period from $309,000 in the September 1996 period, a decrease of 31%. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance. Third party hardware and software revenue decreased to $724,000 in the September 1997 period from $919,000 in the September 1996 period, reflecting a decrease of 21%. Sales of third party hardware and software are made in connection with the sales of turnkey systems.

Revenue from contracts from government agencies represented 35% of revenue for September 1997 period . The Company believes that such contracts will continue to represent an important part of its business.

Gross profit decreased to $625,000 in the September 1997 period from $1,283,000 in the September 1996 period, a 51% decrease. The decrease in the gross profit was substantially the result of the reduction in revenue from the IBN contract, on which there was a negative gross profit as well as a decrease in the health information systems license revenue.

Selling, general and administrative expenses were $2,015,000 in the September 1997 period, an increase of 35% from the $1,489,000 in the September 1996 period. This increase was the result of an increase in personnel and salaries in the sales and marketing and administrative areas as well as an increase in other direct sales expenses and insurance.

During the September 1996 period, the Company incurred non cash compensation charges of $2.2 million arising out of the issuance by the Company of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. No such charges were incurred during the September 1997 period.

During the September 1996 period, the Company issued shares of Common Stock to certain lenders and as a result, incurred a financing cost of $1.7 million which was charged to operations. No such charges were incurred during the September 1997 period.

In the September 1997 period, the Company's 50% share of the loss in its joint venture corporation with respect to the development of CCAC software purchased in 1996 increased from $109,000 in the September 1996 period to $140,000 in the September 1997 period.

Interest expense was $239,000 in the September 1997 period, a decrease of $155,000, or 39% from the $394,000 in the September 1996 period . This is a result of a decrease in the average borrowings during the September 1997 period. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender. The Company pays interest on such loan at a rate equal to the greater of 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice. Effective August 1, 1997, the Company renegotiated its agreement with its asset - based lender whereby the interest rate was reduced to a basic interest rate of prime plus 8.5% plus a fee of 5/8% of the face amount of the invoice.

Related party administrative expense was $135,000 in the September 1997 period, an increase of $111,000 from the $24,000 in the September 1996 period. This increase was the result of an agreement with The Trinity Group, an affiliate, to provide general business, management and financial consulting services for a monthly fee of $15,000.

The Company did not incur any research and development costs in the September 1997 and 1996 periods.

As a result of the foregoing factors, the Company incurred a net loss of $1.9 million, or $.28 per share, in the September 1997 period, as compared with a net loss of $4.6 million, or $.92 per share, in the September 1996 period.

Three months ended September 30, 1997 and 1996

The Company's revenue for the three months ended September 30, 1997 (the "September 1997 quarter") was $1,830,000, an increase of $267,000, or 17% from the revenue for the three months ended September 30, 1996 (the "September 1996 quarter") which was $1,563,000.

Revenue from the Company's health information systems continued to represent the Company's principal source of revenue in the September 1997 quarter, accounting for $1,811,000 or 99% of revenue. The largest component of revenue in the September 1997 quarter was turnkey systems revenue which increased to $650,000 from $415,000 in the September 1996 quarter, reflecting a 57% increase. This increase is substantially the result of growth in turnkey backlog and the ability of the Company to provide the staff necessary to generate the additional revenue. The data center (service bureau) revenue increased to $548,000 in the September 1997 quarter from $506,000 in the September 1996 quarter, reflecting an increase of 8%. Maintenance revenue decreased to $309,000 in the September 1997 quarter from $317,000 in the September 1996 quarter, reflecting a decrease of 3%. License revenue remained constant at $69,000 for both the September 1997 quarter and September 1996 quarter. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance. Third party hardware and software revenue decreased to $235,000 in the September 1997 quarter from $256,000 in the September 1996 quarter, reflecting a decrease of 8%. Sales of third party hardware and software are made in connection with the sales of turnkey systems.

Revenue from contracts from government agencies represented 40% of revenue for the September 1997 quarter. The Company believes that such contracts will continue to represent an important part of its business.

Gross profit increased to $203,000 in the September 1997 quarter from $(29,000) in the September 1996 quarter, a 793% increase. The negative gross profit was substantially due to costs incurred in the September 1996 quarter relating to the IBN contract. Such costs were no longer being incurred in the September 1997 quarter. The increase in the gross profit was substantially the result of a reduction in costs associated with the IBN contract as well as the increase in revenue from the health information systems mentioned above.

Selling, general and administrative expenses were $698,000 in the September 1997 quarter, an increase of 26% from the $555,000 in the September 1996 quarter. This increase was the result of an increase in personnel and salaries in the sales and marketing and administrative areas as well as an increase in other direct sales expenses and insurance.

During the September 1996 quarter, the Company issued shares of Common Stock to certain lenders and as a result, incurred a financing cost of $1.7 million which was charged to operations. No such charges were incurred during the September 1997 quarter.

In the September 1997 quarter, the Company's 50% share of the loss in its joint venture corporation with respect to the development of CCAC software purchased in 1996 increased from $9,000 in the September 1996 quarter to $35,000 in the September 1997 quarter.

Interest expense was $89,000 in the September 1997 quarter, a decrease of $30,000, or 25% from the $119,000 in the September 1996 quarter. This is a result of a decrease in the average borrowings during the 1997 quarter. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender. The Company pays interest on such loan at a rateof prime plus 8.5% plus a fee of 5/8% of the face amount of the invoice.

Related party administrative expense was $45,000 in the September 1997 quarter, an increase of $30,000 from the $15,000 in the September 1996 quarter. This increase was the result of an agreement with The Trinity Group an affiliate to provide general business, management and financial consulting services for a monthly fee of $15,000.

The Company did not incur any research and development costs in the September 1997 and 1996 quarters.

As a result of the foregoing factors, the Company incurred a net loss of $665,000, or $.10 per share, in the September 1997 quarter, as compared with a net loss of $2,407,000 or per $.47 per share, in the September 1996 quarter.


Liquidity and Capital Resources

The Company had a working capital deficit of $1.6 million at September 30, 1997 as compared to a working capital surplus of $477,000 at December 31, 1996. The decrease in working capital for the nine months ended September 30, 1997 was substantially due to the net loss incurred for the nine months ended September 30, 1997 as well as the Company's increase in its capitalized software. The Company also invested an additional $148,000 in its CCAC joint venture during the nine months ended September 30, 1997. The Company's cash balances were $4,000 at September 30, 1997 as compared to $998,000 at December 31, 1996.

The Company's principal source of funds, other than revenue, has been an accounts receivable financing agreement with an asset based lender whereby it may borrow up to 80% of eligible accounts receivable up to a maximum of $750,000. Effective August 1, 1997, the maximum amount the Company can borrow has been increased to $1,250,000. As of September 30, 1997, the outstanding borrowings under this facility were $873,000. At September 30, 1997, the maximum amount available under this formula was $887,000.

At September 30, 1997, accounts receivable and costs and estimated profits in excess of interim billings were approximately $2.9 million, representing approximately 150 days of revenue based on annualizing the revenue for the nine months ended September 30, 1997, although no assurance can be given that revenue will continue at the same level as the nine month period. Accounts receivable at September 30, 1997 decreased by $231,000 from $2,284,000 at December 31, 1996 to $2,053,000 at September 30, 1997. At September 30, 1997, IBN accounted for 17% of the total gross accounts receivable balance. No other customer accounted for more than 10% of the accounts receivable balance. A significant percentage of such accounts receivable from IBN at September 30, 1997 has been outstanding for more than one year.

In September 1997 the Company amended the terms if its Series A Redeemable Common Stock Purchase Warrants. Pursuant to the amendment, (i) the exercise price of the Warrant was reduced from $4.50 to $3.00, and (ii) upon payment of the $3.00 exercise price, the Company will issue two shares of Common Stock, resulting in an effective exercise price of $1.50 per share. The amended terms will remain in effect until December 16, 1997. For the period October 1, 1997 through October 29, 1997, 629,880 warrants were exercised and the Company has received $1,889,640 in gross proceeds. The Company believes that these funds will be sufficient to enable it to operate without additional funds for at least one year.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NETSMART TECHNOLOGIES, INC.



                              Chairman of the Board           October 31, 1997
-------------------------     (Principal Executive Officer)
Lewis S. Schiller


                              Chief Financial Officer         October 31, 1997
-------------------------     (Principal Financial and
Anthony F. Grisanti           Accounting Officer)