Form 10-K
period 1997-12-31
NETSMART TECHNOLOGIES INC
filed 1998-04-15
CIK 1011028

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                     For the fiscal year ended December 31, 1997

                           Commission File Number 0-21177

                             NETSMART TECHNOLOGIES, INC.
               (Exact name of registrant as specified in its charter)

         Delaware                                         13-3680154
       (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification Number)

                  146 Nassau Avenue, Islip, NY                     11751
           (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code:   (516) 968-2000

          Securities registered pursuant to Section 12(b) of the Act:  ____

             Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class         Outstanding shares as of April 9, 1998
     -------------------         ---------------------------------------
     Common Stock, par value
     .01 per share                           8,333,996

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

Item III is incorporated by reference from the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders.

                                               PART I

Item 1.  Business

Introduction

Netsmart Technologies, Inc. ("Netsmart" or the "Company") principally develops, markets and supports computer software designed to enable behavioral health care organizations to manage their administrative, clinical and billing requirements in a network computing environment. Behavioral health care organizations provide mental health and substance abuse care and childrens services in private and publicly funded facilities. Increasingly such care is provided in integrated service delivery networks of inpatient and outpatient care facilities.

77% of Netsmart's revenue for the year ended December 31, 1996 and 97% of its revenue for the fiscal year ended December 31, 1997 was generated by its behavioral health information systems and related services which are marketed by its subsidiary Creative Socio-Medics Corp. ("CSM"). CSM was acquired by Carte Medical Holdings, Inc. ("Holdings") from a nonaffiliated party in June 1994 and transferred by Holdings to Netsmart in September 1995.

Netsmart has also developed proprietary network technology utilizing smart cards which it markets in the health care field as the CarteSmart System. A smart card is a plastic card about the size of a standard credit card which contains a single embedded microprocessor chip with both data storage and computing capabilities.

Forward Looking Statements

Statements in this Form 10-K that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission.

Organization of the Company

Netsmart is a Delaware corporation formed in September 1992 under the name Medical Services Corp. Its name was changed to Carte Medical Corporation in October 1993 through the merger of Medical Services Corporation into its wholly-owned subsidiary, Carte Medical Corp. The Company's corporate name was changed to CSMC Corporation in June 1995 and to Netsmart Technologies, Inc. in February 1996.

In June 1994, the assets of CSM were acquired by a wholly-owned subsidiary of SIS Capital Corp. ("SISC"), the Company's principal stockholder, from a non-affiliated party. In September 1995, the stock of CSM was transferred to the Company. References to Netsmart include both the Company, its former and present subsidiaries, including CSM from June 16, 1994.

The Company's executive offices are located at 146 Nassau Avenue, Islip, New York 11751, telephone (516) 968-2000.

As of April 8, 1998 approximately 29.7% of the Company's outstanding Common Stock was owned by SISC, which is a wholly-owned subsidiary of Consolidated Technology Group Ltd. ("Consolidated"), a public company. Consolidated, through The Trinity Group, Inc. ("Trinity"), which was a wholly-owned subsidiary of Consolidated, has an agreement with the Company pursuant to which the Company pays Consolidated a fee of $15,000 per month through August 1999.

In April 1998, Mr. Lewis S. Schiller, who was chairman of the board, chief executive officer and a director of Consolidated, the Company and other subsidiaries of Consolidated, resigned as an officer and director of Consolidated and each of its present subsidiaries, including the Company.
Mr. Norman J. Hoskin, who was a director of Consolidated, the Company and other subsidiaries of Consolidated, resigned as a director
                                         1
of Consolidated and such subsidiaries, including the Company. Contemporaneously with the effectiveness of such resignations, Messrs. Edward D. Bright and Seymour Richter were elected as directors to fill the vacancies created by the resignation of Messrs. Schiller and Hoskin. Messrs. Bright, and Richter were also elected as directors of Consolidated. In April 1998, Mr. Bright was elected as Chairman of the Board and Mr. Conway was elected as Chief Executive Officer of the Company.

Behavioral Health Information Systems and Services

Since the June 1994 acquisition of CSM, Netsmart has offered its customers a range of products and services principally based upon the behavioral health information systems which were developed and marketed by CSM. Users typically purchase one of the behavioral health information systems, in the form of a perpetual license to use the system, as well as contract services, and maintenance from Netsmart. In addition, Netsmart offers third party hardware and software pursuant to arrangements with the hardware and software vendors. The contract services include project management, training, consulting and software development services, which are provided either on a time and material basis or pursuant to a fixed-price contract. The software development services may require CSM to adapt one of its behavioral health information systems to meet the specific requirements of the customer.

The typical price for a license for CSM's behavioral health information systems ranges from $10,000 to $30,000 for single facility health care organizations to $250,000 to $500,000 for multi-unit and state operated health care organizations. During the years ended December 31, 1997, 1996 and 1995, CSM installed 35, 6, and 11 behavioral health information systems. Licensing of such systems represented approximately $737,000, $329,000, and $162,000 in the years ended December 31, 1997, 1996 and 1995, respectively, accounting for approximately 9.4%, 3.9%, and 2.2% of revenue for such periods.

A customer's purchase order may also include third party hardware or software. For the years ended December 31, 1997, 1996 and 1995, revenue from hardware and third party software accounted for approximately $1.1 million, $1.1 million and $2.1 million, representing 13.4%, 13% and 29.1%, respectively, of revenues in such periods.

In addition to its behavioral health information systems and related services, CSM offers processing services to substance abuse facilities. CSM maintains a data center facility at which its personnel perform data entry and data processing and produce operations reports for smaller substance-abuse clinics. During the years ended December 31, 1997, 1996 and 1995, CSM's data center operation generated revenue of approximately $2.2 million, $2.2 million and $1.7, respectively, representing approximately 28.4%, 25.8% and 23.6% of CSM's revenues for such periods.

Maintenance services have generated increasing revenue and have become a more significant portion of CSM's business since virtually all purchasers of health care information system licenses typically purchase maintenance service. Maintenance revenue increases as present customers purchase additional licenses from CSM and new customers obtain their initial licenses for its health information services. Under its maintenance contracts, which are executed on an annual basis, CSM provides telephone help services to its customers and maintains and upgrades its software. Its obligations under the maintenance contract may require CSM to make any modifications necessary to meet new Federal and state reporting requirements. CSM does not maintain the hardware and third party software sold to its customers, but does provide a telephone help line service for certain of the third party software which it relicenses.

The CarteSmart System

Netsmart's   CarteSmart   System   software   was   designed   to   operate   on
industry-standard computer networks and smart cards.

Netsmart's initial applications were designed to meet the needs of managed care organizations and entitlement programs and Netsmart developed a smart card interface to its health management systems. Each time a patient visits a participating health care provider, the health care provider adds to the patient's data base information concerning the visit, including the date, procedures performed and diagnosis. At the time of the first visit to a participating physician, the physician enters information relating to the diagnosis and treatment given on that visit together with such information relating to chronic conditions, such as allergies and medication, as the physician deems important. This information is inputted into the patient's smart card and may also be transmitted to the managed care organization's central data base, where, unless dissemination of such information has been restricted by the patient, other health care providers will have access to the information.

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

Commencing in May 1995, Netsmart entered into a series of agreements with IBN Limited, a New York corporation for services and CarteSmart software licenses for the implementation of a satellite based distributed network of automatic teller machines and off-line point of sale terminals using smart cards for the former Soviet Union. At the beginning of fiscal 1998 Netsmart learned that IBN has not been successful in marketing its system in the former Soviet Union, and Netsmart has decided to write-off approximately $754,000 of receivables due from IBN.

Netsmart has evaluated its CarteSmart business and the investment which will be required to further develop and enhance its CarteSmart System to succeed in the increasingly competitive smart card market. At the current time it is continuing to market its CarteSmart System only in the health and human services market. As a result of its evaluation, the Company is currently negotiating the sale of its CarteSmart business. The Company will explore other options if these negotiations are not successful.

Markets and Marketing

The market for CSM's behavioral health information systems and related services is comprised of both private and publicly operated providers offering hospital or community based outpatient behavioral health care services. As a result of national managed care initiatives most providers are joining in regional networks containing both public and private facilities. Management Information Systems, such as CSM's behavioral health information system are a required component of the administrative structure of these networks. CSM believes that there are approximately 15,000 providers of such treatment programs in the United States, including public and private hospitals, private and community-based residential facilities and Federal, state and local governmental agencies.

Many of the long term behavioral health care facilities which are potential CSM customers are operated by government entities and include entitlement programs. During the years ended December 31, 1997, 1996 and 1995, approximately 34, 31% and 54%, respectively, of revenues was generated from contracts with government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract at its convenience, although the Company has not experienced a termination for convenience in the last five years.

For the year ended December 31, 1997, no customer accounted for more than 10% of Netsmart's revenue. In the year ended December 31, 1996, IBN Limited generated revenue of approximately $1.9 million, representing 22% of Netsmart's revenue.

At December 31, 1997 and 1996, Netsmart had a backlog of orders, including ongoing maintenance and data center contracts, for its behavioral health information systems in the aggregate amount of $4.8 million and $3.7 million respectively. Substantially all of the backlog at December 31, 1997 is expected to be filled during 1998.

Netsmart's sales force is comprised of 9 full-time sales and marketing representatives.

Product Development

During 1997 the Company incurred product development costs of $664,000, of which $405,000 was incurred for the CSM behavioral health information system, and $259,000 was incurred for the development of a customer activated terminal and server software of the Carte Smart system. $204,000 of the cost incurred for enhancement of the CSM behavioral health system was capitalized.

During 1996 the company incurred product development costs of $557,000 for the Smart Carte system, of which $279,000 was capitalized and written off in fiscal 1997.

Competition

The software industry in general is highly competitive. Although Netsmart believes that it can provide a health care facility or managed care organization with software to enable it to perform its services more effectively, other software companies provide comparable systems and computer and communications companies have the staff and resources to develop competitive systems, and users, such as insurance companies, have the ability to develop software systems in house. Because of the large subscriber base participating in the major managed care organizations, the inability of Netsmart to license any such organizations could have a materially adverse effect upon its business. Furthermore, various companies have offered smart card programs, by which a person can have his medical records stored and software vendors and insurance companies have developed software to enable a physician or other medical care provider to have direct access to the insurer's computer and other software designed to maintain patient health and/or medication records. The market the Company is addressing is very cost sensitive.

The behavioral health information systems business is serviced by a number of companies, some of which are better capitalized, and have larger marketing staffs than Netsmart, and no assurance can be given that Netsmart will be able to continue to compete effectively with such companies.

Government Regulations

The Federal and State governments have adopted numerous regulations relating to the health care industry, including regulations relating to the payments to health care providers for various services. The adoption of new regulations can have a significant effect upon the operations of health care providers and insurance companies. Although Netsmart's business is aimed at meeting certain of the problems resulting from government regulations and from efforts to reduce the cost of health care, the effect of future regulations by governments and payment practices by government agencies or health insurers, including reductions in the funding for or scope of entitlement programs, cannot be predicted. Any change in, the structure of health care in the United States can have a material effect on companies providing services to the health care industry, including those providing software. Although Netsmart believes that one likely direction which may result from the current study of the health care industry would be an increased trend to managed care programs, no assurance can be given that Netsmart's business will benefit from any changes in the industry structure. Even if the industry does evolve toward more health care being provided by managed care organizations, it is possible that there will be substantial concentration in a few very large organizations, which may seek to develop their own software or obtain software from other sources. To the extent that the health care industry evolves with greater government sponsored programs and less privately run organizations, Netsmart's business may be adversely affected. Furthermore, to the extant that each state changes its own regulations in the health care field, it may be necessary for Netsmart to modify its behavioral health information systems to meet any new record-keeping or other requirements imposed by changes in regulations, and no assurance can be given that Netsmart will be able to generate revenues sufficient to cover the costs of developing the modifications.

Approximately one-third of CSM's business has been with government agencies, including specialized care facilities operated by, or under contract with, government agencies. The decision on the part of a government agency to enter into a contract is dependent upon a number of factors, including economic and budgetary problems affecting the local area, and government procurement regulations, which may include the need for approval by more than one agency before a contract is signed. In addition, contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract at its convenience, although the Company has not experienced a termination for convenience in the last five years.

Intellectual Property Rights

Netsmart has no patent rights for its behavioral health information system software, but it relies upon copyright protection for its software, as well as non-disclosure and secrecy agreements with its employees and third parties to whom Netsmart discloses information. No assurance can be given that Netsmart will be able to protect its proprietary rights to its system or that any third party will not claim rights in the system. Disclosure of the codes used in the CarteSmart System or in any proprietary product, whether or not in violation of a non-disclosure agreement, could have a materially adverse affect upon Netsmart, even if Netsmart is successful in obtaining injunctive relief.

Employees

As of December 31, 1997, Netsmart had 85 employees, including five executive, nine marketing, 64 technical and seven clerical and administrative employees. The chief executive officer and the president of Netsmart devote only a portion of their time to the business of Netsmart.

Executive Officers of the Company

The following are the executive officers of the Company as of April 15, 1998:

Name                           Age        Position with the Company
----                           ---        -------------------------

Edward D. Bright               61         Chairman of the Board
James L. Conway                50         President and Chief Executive Officer
Leonard M. Luttinger           49         Vice President
Anthony F. Grisanti            49         Chief Financial Officer,
                                          Treasurer and Secretary
John F. Phillips               60         Vice President-- Marketing
Gerald O. Koop                 58         Chief Executive Officer, CSM

Mr. Edward D. Bright has been Chairman of the Board and a director of the Company since April 1998. In April 1998, Mr. Bright was also elected as chairman, secretary, treasurer and a director of Consolidated and a director of Trans Global Services, Inc. ("Trans Global"), a publicly-held subsidiary of Consolidated that provides technical temporary staffing services. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to CSM. From June 1994, when CSM was acquired by the Company from Advanced Computer Techniques, Inc. ("ACT"), until January 1996, he was chief executive officer of the Company. He was a senior executive officer and a director of CSM and ACT for more than two years prior to June 1994.

Mr. James L. Conway became CEO of the Company in April 1998. Mr. Conway has been president and a director of the Company since January 1996. From 1993 until April 1998, he was president of S-Tech Corporation ("S-Tech"), which was a wholly-owned subsidiary of Consolidated which manufactures specialty vending equipment for postal, telecommunication and other industries. From 1990 to 1993, he was a consultant to General Aero Products Corp. ("General Aero"), a Long Island based defense manufacturing firm as debtor in possession of General Aero following its filing under Chapter 11 of the Federal Bankruptcy Act in 1989.

Mr. Leonard M. Luttinger has been a director of the Company since its organization in September 1992 and was president from September 1992 until January 1996, when he became chief operating officer. From October 1996 through March 1997, he was vice president of the Smartcard Division. From March 1991 to September 1992, Mr. Luttinger was vice president of smart card systems for Onecard, a corporation engaged in the development of smart-card technology. From June 1966 to February 1991, he was employed at

Unisys, a computer corporation, and its predecessor Burroughs Corporation, in various capacities, including manager of semiconductor and memory products and manager of scientific systems.

Mr. Anthony F. Grisanti has been treasurer of the Company since June 1994, secretary since February 1995 and chief financial officer since January 1996. He was chief financial officer of CSM and ACT for more than five years prior thereto.

Mr. John F. Phillips has been a director of the Company and vice president of CSM since June 1994, when CSM was acquired. He was a senior executive officer and director of CSM and ACT for more than five years prior to June 1994.

Mr. Gerald Koop has been an executive of CSM since June 1994 when CSM was acquired. He served as marketing executive from June 1994 to January 1996. From January 1996 to present, he has operated as chief executive officer of CSM. Prior to June 1994, Mr. Koop was on medical leave of absence from CSM.


Item 2.   Property

The Company's executive offices and facilities are located in approximately 15,000 square feet of space at 146 Nassau Avenue, Islip, New York, pursuant to a lease which terminates on February 28, 1999, at a minimum annual rental of $263,000. This lease provides for fixed annual increases ranging from 4% to 5%.

The Company also leases approximately 3,500 square feet of office space at 1335 Dublin Road, Columbus, Ohio, pursuant to a lease which terminates on November 30, 2002, at a minimum annual rental of $50,000. This lease provides for annual increases for operating expenses and real estate taxes.

The Company also leases approximately 1,800 square feet of office space at 18B Ledgebrook Run, Mansfield Center, Connecticut, pursuant to a lease which terminates on October 31, 2002, at a minimum annual rental of $21,000. This lease provides for annual increases for operating expenses and real estate taxes.

The Company also leases approximately 1,800 square feet of office space at 7590 Fay Avenue, La Jolla, California, pursuant to a lease which terminates on March 31, 1999, at a minimum annual rental of $31,000.
This lease provides for fixed annual increases of 4%.

The Company occupies, on a month to month basis, approximately 2,000 square feet of office space in Ashland, Oregon, at a monthly rental of $700.

The Company believes that its space is adequate for its immediate needs and that, if additional space is required, it would be readily available on commercially reasonable rates.


Item 3.   Legal Proceedings

In March 1997, an action was commenced against the Company and certain of its officers, directors and stockholders by Onecard Health Services Corporation in the Supreme Court of the State of New York, County of New York. The action was similar to one previously brought by the same plaintiff, which was dismissed in September 1966. The named defendants include, in addition to the Company, Messrs. Lewis S. Schiller, formerly chief executive officer and a director of the Company, Leonard M. Luttinger, vice president and a director of the Company, Thomas L. Evans, formerly a vice president of the Company, Consolidated and certain of its subsidiaries, other stockholders of the Company and other individuals who were or may have been officers or directors of Onecard but who have no affiliation with the Company or Consolidated. Mr. Luttinger and Mr. Evans were employees of Onecard prior to the formation of the Company. Mr. Schiller was not an employee or director or, consultant to, or otherwise affiliated with, Onecard. The complaint makes broad claims respecting alleged misappropriation of Onecard's trade secrets, corporate assets and corporate opportunities, breach of fiduciary relationship unfair competition, fraud, breach of trust and other similar allegations, apparently arising at the time of, or in connection with, the organization of the Company in September 1992. The complaint seeks injunctive relief and damages, including punitive damages, of $130 million. The Company believes that the action is without merit, and it will vigorously defend the action. The Company has filed an answer denying all of the plaintiffs' allegations and has asserted affirmative defenses. In addition, the Company believes that there is a difference in the technology used in the Onecard software and the Company's CarteSmart software and in the type of computer network on which the software operates. The Company has demanded that the plaintiff particularize the broad allegations of the complaint and the produce documents referred to in the complaint. The plaintiff is presently not represented by counsel and has not produced the requested documentation. The Company plans to file a motion to dismiss the action. No assurance can be given as to the ultimate disposition of the action, and an adverse decision may have a material adverse effect upon the business of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the three months ended December 31, 1997.


                                 Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol NTST. Set forth below is the reported high and low sales prices of the Common Stock commencing from August 13, 1996, the date of the Prospectus relating to the Company's initial public offering.

 Quarter Ending                                    High Bid            Low Bid
 --------------                                    --------            -------

 September 30, 1996 (from August 13)               $13.25              $12.50
 December 31, 1996                                   3.38                3.00
 March 31, 1997                                      6.00                2.63
 June 30, 1997                                       6.63                2.63
 September 30, 1997                                  6.50                2.00
 December 31, 1997                                   6.25                 .81

As of December 31, 1997 there were approximately 710 holders of record of the Company's Common Stock.

No cash dividends have been paid to the holders of the shares of Common Stock during the years ended December 31, 1997 and 1996 and 1995.



Item 6.  Selected Financial Data

                                                    Year Ended December 31,
                                                    -----------------------
                                      1997         1996          1995         1994        1993
                                      ----         ----          ----         ----        ----
                                                   (in 000's except per share data)
Selected Statements
  of Operations Data:

Revenues                             $ 7,882        $ 8,541      $ 7,382      $ 2,924      $   57

Income (Loss) from
 Operations                         1 (2,863)      2 (4,151)      (1,433)      (1,491)       (339)

Net Income (Loss)                     (3,459)   2&3  (6,579)    4 (2,850)      (1,751)       (433)

Net Income (Loss)
  per Common Share                      (.48)         (1.28)        (.59)        (.36)       (.10)

Weighted average number
  of shares outstanding                7,161          5,149        4,822        4,822       4,763

Selected Balance
 Sheet Data:
 Working Capital (deficiency)           (537)           477       (2,562)      (4,037)       (938)

Total Assets                           7,340          8,251        6,390        7,193         585

Total Liabilities                      4,200          3,836        5,887        6,342        (938)

Redeemable Preferred Stock                --             --           96           96          96

Accumulated Deficit                  (15,293)       (11,726)      (5,147)      (2,297)       (546)

Stockholders' Equity
(deficiency)                           3,140          4,415          407          755        (449)

--------
        1Reflects a write off of$553 of  capitalized  software costs and related hardware.  Reflects  a write off of $754 of  accounts  receivable  and costs and estimated  profits in excess of interim  billings  associated  with one  client.
These write offs relate to the Smarte Carte business.

        2Reflects $3,492 of non cash compensation charges arising out of the issuance by the Company of warrants and options having exercises prices which were less than the market value of the Common Stock at the date of approval by the board of directors.

        3Reflects $1,692 of non cash costs associated with the issuance of 500,000 common shares to certain noteholders and 25,000 shares of common stock to the Company's asset based lender.

        4Reflects financing costs of $460 representing the write-off of deferred financing costs relating to a proposed public offering scheduled for early 1995 but cancelled.

                                  8

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Years Ended December 31, 1997 and 1996.

The Company's revenue for 1997 was $7.9 million, a decrease of approximately $659,000, or 8% from the revenue for 1996 which was $8.5 million. This decrease results from a decrease in revenue from $1,879,000 in 1996 to $95,000 in 1997, from a contract with IBN Limited ("IBN"). IBN represented the Company's most significant customer for 1996, accounting for approximately 22% of revenue. The Company is no longer providing professional services to IBN and in 1997, the Company wrote off $754,000 of accounts receivable relating to IBN.

Revenue from the Company's behavioral health information systems ("BHIS") continued to represent the Company's principal source of revenue in 1997, accounting for $7.6 million or 97% of revenue. The largest component of revenue in 1997 was data center revenue which increased to $2,235,000 in 1997 from $2,207,000 in 1996, reflecting an increase of 1%. The BHIS revenues increased to $2,107,000 in 1997 from $1,663,000 in 1996, reflecting an increase of 27%. This increase is substantially the result of growth in the BHIS backlog and the ability of the Company to provide the staff necessary to generate the additional revenue. Maintenance revenue increased to $1,280,000 in 1997 from $1,226,000 in 1996, reflecting a 4% increase. Revenue from third party hardware and software decreased to $1,078,000 in 1997 from $1,114,000 in 1996, a decrease of 3%. Sales of third party hardware and software are made in connection with the sales of BHIS. License revenue increased to $737,000 in 1997 from $329,000 in 1996, a 124% increase. License revenue is generated as part of a sale of BHIS pursuant to a contract or purchase order that includes delivery of the system and maintenance. The Company believes that the increase in 1997 installations should enable the Company to increase the maintenance revenue in future periods.

Revenue from contracts from government agencies represented 34% of revenue for 1997 .

Gross profit increased to $1,727,000 in 1997 from $1,610,000 in 1996, a 7% increase. The increase in the gross profit was substantially the result of a reduction of costs associated with the IBN contract. During 1996 the costs associated with this contract were disproportionately high. In addition, the Company generated a higher gross margin from its health information systems, particularly from the increase in license revenue which provides higher margins.

Selling, general and administrative expenses were $2.8 million in 1997, an increase of 71%, from $1.7 million in 1996. The increase was the result of an increase in personnel and salaries in the sales and marketing and administrative areas, an increase in other direct sales expenses such as advertising, trade shows and commissions and an increase in general and administrative expenses such as insurance and an adjustment for bad debts.

During 1996, the Company incurred non cash compensation charges of $3.5 million arising out of the issuance by the Company of warrants and options having exercise prices which were below the market value of the Common Stock at the date of issuance. During 1996, the Company also issued 500,000 shares of common stock to certain noteholders and 25,000 common shares to the Company's asset based lender. As a result of such issuance, the Company incurred a financing cost charge to operations of approximately $1.7 million. There were no such charges during 1997.

During 1997, the Company incurred product development expenses of $201,000, which were related to the Company's behavioral health information systems products. In addition, the Company capitalized $204,000 of behavioral health information systems software development costs associated with such products as its clinician workstation, BHIS for Windows, managed care and methadone dispensing products. The Company also capitalized $259,000 of software development costs for the Company's contract with a customer, with respect to its customer activated terminal product and server software. Amortization of such software in 1997 amounted to $59,000 which was charged to cost of revenue. In 1996, the Company incurred product development expenses of $557,000, which were related to the Company's contract with IBN and the development of SmartCard products. $279,000 of such amount was capitalized in 1996 and written off in 1997.

In 1997, the Company's 50% share of its loss in its joint venture corporation with respect to the development of CCAC software purchased in 1996 increased from $264,000 in 1996 to $287,000 in 1997. Included in the 1997 loss was a write off of the investment in the joint venture corporation in the amount of $147,000. This adjustment was made after a determination was made that this investment would not be recovered, based upon estimated cash flows. This adjustment reduced the carrying basis to zero.

Interest expense was $308,000 in 1997, a decrease of $164,000, or 35%, from the interest expense in 1996. This is a result of a decrease in the average borrowings during 1997. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender. The Company pays interest on such loans at a rate equal to prime plus 8 1/2% plus a fee of 5/8% of the face amount of the invoice.

During  1997,  the  Company  wrote off  certain  receivables  from IBN  totaling
$754,000.

As a result of the foregoing factors, the Company incurred a net loss of $3.5 million, or $.48 per share, in 1997 as compared with a net loss of $6.6 million, or $1.28 per share, in 1996.

Years Ended December 31, 1996 and 1995

The Company's revenue for 1996 was $8.5 million, an increase of $1.1 million, or 15% from the revenue for 1995 which was $7.4 million. Approximately $1,550,000 of the increase in revenue was generated pursuant to the Company's agreement with IBN. IBN represented the Company's most significant customer for 1996, accounting for approximately 22% of revenue. Furthermore, through December 31, 1996 IBN has generated revenue of $2.4 million, or approximately 89.6% of the Company's total revenue from the SmartCard systems during the two years ended December 31, 1996 and 1995 on a combined basis. The revenue generated to date includes approximately $419,000 of guaranteed royalties. As of December 31, 1996, the contract was more than 80% complete. The Company is continuing to provide professional services to IBN, although revenues from such services have declined substantially from the level at the beginning of the year. The Company intends to expand its marketing effort for its CarteSmart System, however, at December 31, 1996, the Company did not have any significant contracts for the CarteSmart system.

Revenue from the Company's behavioral health information systems continued to represent the Company's principal source of revenue in 1996, accounting for $6.5 million or 76% of revenue. However, as a result of the increase of revenue from SmartCard systems, principally from IBN, revenue from behavioral health information systems and services declined as a percentage of total revenue. Except for revenue from the IBN contract, the largest component of revenue in 1996 was data center (service bureau) revenue which increased to $2,207,000 in 1996 from $1,742,000 in 1995, an increase of 27%. The BHIS revenue decreased to $1,663,000 in 1996 from $1,777,000 in 1995, reflecting a decrease of 6%.
Maintenance revenue increased to $1,226,000 in 1996 from $1,099,000 in 1995, reflecting an 11% increase. Revenue from third party hardware and software decreased to $1,114,000 in 1996 from $2,148,000 in 1995, a decrease of 48%.
Sales of third party hardware and software are made only in connection with the sales of BHIS. License revenue increased to $329,000 in 1996 from $162,000 in 1995. License revenue is generated as part of a sale of a BHIS product pursuant to a contract or purchase order that includes delivery of a BHIS and maintenance. The Company believes that the increase in 1996 installations should enable the Company to increase the maintenance revenue in future periods. Revenue from contracts from government agencies represented 31% of revenue for 1996 . The Company believes that such contracts will continue to represent an important part of its business, particularly its behavioral health information systems business.

Gross profit  decreased to  $1,332,000  in 1996 from  $1,763,000  in 1995, a 24%
decrease. The decrease in the gross profit was substantially the result of costs associated with the completion of the IBN contract. At December 31, 1996 the IBN contract was more than 80% complete.

Selling, general and administrative expenses were $1.9 million in 1996, a decrease of 24% from the $2.5 million in 1995. The decline was substantially the result of a one time charge in 1995 of a write off of deferred public offering costs in the amount of $460,000 as well as a reduction in executive compensation and a reduction in staff in 1996.

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

During 1996, the Company incurred development expenses in the amount of $278,000, which were related to the Company's contract with IBN and the development of SmartCard products. Also during 1996 the Company incurred capitalized software development costs in the amount of $279,000 of which $28,000 has been amortized in 1996 and charged to cost of revenue. In 1995, the Company incurred research and development expenses in the amount of $699,000.

In 1996 the Company recognized its 50% share of its loss in its joint venture corporation with respect to the purchase of CCAC software. The amount of such loss was $264,000.

Interest expense was $473,000 in 1996, a decrease of $81,000, or 15% from the interest expense in 1995. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender, which it pays interest equal to the greater if 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

As a result of the foregoing factors, the Company incurred a net loss of $6.6 million, or $1.28 per share in 1996 as compared with a net loss of $2.9 million, or $.59 per share in 1995.

Liquidity and Capital Resources

The Company had a working capital deficit of $537,000 at December 31, 1997 as compared to a working capital surplus of $477,000 at December 31, 1996. The decrease in working capital for the year ended December 31, 1997 was substantially due to the net loss incurred for the year as well as the Company's investment in its capitalized software and computer equipment notwithstanding the receipt of net proceeds of $1.9 million from the issuance of Common Stock upon the exercise of warrants, as described below. The Company also invested an additional $166,000 in its CCAC joint venture during the year ended December 31, 1997. The Company's cash balances were $855,000 at December 31, 1997 as compared to $998,000 at December 31, 1996.

The Company's principal source of funds, other than revenue and proceeds from the warrant exercise mentioned below, is an accounts receivable financing agreement with an asset based lender whereby it may borrow up to 80% of eligible accounts receivable up to a maximum of $1,250,000. This maximum will increase to $1,500,000 effective August 1, 1998. As of December 31, 1997, the outstanding borrowings under this facility was $935,000. At December 31, 1997, the maximum amount available under this formula was $981,000.

At December 31, 1997, accounts receivable and costs and estimated profits in excess of interim billings were approximately $2.7 million, representing approximately 124 days of revenue based on annualizing the revenue for the year ended December 31, 1997, although no assurance can be given that revenue will continue at the same level as the year ended December 31, 1997. Accounts receivable at December 31, 1997 decreased by $102,000 from $2,284,000 at December 31, 1996 to $2,182,000 at December 31, 1997. At December 31, 1997 Beth Israel Medical Center and the State of Colorado accounted for 12% and 10% respectively, of the total gross accounts receivable balance. No other customer accounted for more than 10% of the accounts receivable balance.

In September 1997 the Company amended the terms of its Series A Redeemable Common Stock Purchase Warrants. Pursuant to the amendment, (i) the exercise price of the Warrant was reduced from $4.50 to $3.00, and (ii) upon payment of the $3.00 exercise price, the Company would issue two shares of Common Stock, resulting in an effective exercise price of $1.50 per share. These terms were available until December 16, 1997. At December 31, 1997, 639,107 warrants were exercised and the Company received $1,917,000 in gross proceeds. The Company believes that these funds, together with revenue from operations will be sufficient to enable it to operate without additional funds for at least through 1998.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.
This issue is referred to as the "Year 2000 issue". The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. No assurance can be given that the Company will not incur significant cost in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material adverse effect upon the Company.


Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.


Item 8.        Financial Statements and Supplementary Data

The financial statements and supplementary data begin on page F-1 of this Form 10-K.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                     PART III

Part III, consisting of Items 10, 11, 12 and 13, is incorporated by reference from the definitive proxy statement relating to the Company's 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year ended December 31, 1997.


                                     Part IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements
   F-3              Report of Moore Stephens, P.C. Independent Auditors
   F-4 - F-5        Consolidated Balance Sheets as of December 31, 1997 and 1996
   F-6 - F7         Statements of Operations for the Years Ended December 31,
                    1997, 1996 and 1995
   F-8              Statements of Shareholders' Equity for the Years Ended
                    December 31, 1997, 1996 and 1995
   F-9 - F-11       Statements of Cash Flows for the Years Ended December 31,
                    1997,  1996 and 1995
   F-12 - F-30      Notes to Financial Statements

2. Financial Statement Schedules
   None

3. Reports on Form 8-K
   None

4. Exhibits

                          NETSMART TECHNOLOGIES, INC.

NETSMART TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------



                                                               Page to Page

Independent Auditor's Report...................................F-3

Balance Sheets.................................................F-4......F-5

Statements of Operations.......................................F-6......F-7

Statements of Stockholders' Equity.............................F-8

Statements of Cash Flows.......................................F-9......F-11

Notes to Financial Statements .................................F-12.....F-30




                  .   .   .   .   .   .   .   .   .   .   .

                      INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Netsmart Technologies, Inc.
  New York, New York


               We have audited the accompanying consolidated balance sheets of Netsmart Technologies, Inc. and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsmart Technologies, Inc. and its subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.








                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey
March 26, 1998




NETSMART TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                           December 31,
                                                           -----------
                                                      1 9 9 7        1 9 9 6
                                                      -------        -------

Assets:
Current Assets:
  Cash and Cash Equivalents                       $   854,979        $    998,317
  Accounts Receivable - Net                         2,182,418           2,284,450
  Costs and Estimated Profits in Excess
    of Interim Billings                               542,324             931,786
  Other Current Assets                                 83,770              82,205
                                                  -----------        ------------

  Total Current Assets                              3,663,491           4,296,758
                                                  -----------        ------------

  PROPERTY AND EQUIPMENT - NET                        308,583             382,586
                                                  -----------        ------------

Other Assets:
  Software Development Costs                          183,150             250,920
  Investment in Joint Venture at Equity                    --             120,546
  Customer Lists                                    3,067,676           3,128,814
  Other Assets                                        116,903              71,105
                                                  -----------        ------------

  Total Other Assets                                3,367,729           3,571,385
                                                  -----------        ------------

  Total Assets                                    $ 7,339,803        $  8,250,729
                                                   ==========         ===========



See Notes to Financial Statements.

                                       F - 4



NETSMART TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                   December 31,
                                                                   -----------
                                                              1 9 9 7           1 9 9 6
                                                              -------           -------

Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable                                           $     935,177         $     590,031
  Capitalized Lease Obligations                                  23,331                41,449
  Accounts Payable                                            1,131,692               983,156
  Accrued Expenses                                            1,041,120               991,075
  Interim Billings in Excess of Costs and Estimated
  Profits                                                       951,885             1,102,105
  Due to Related Parties                                             --                23,542
  Deferred Revenue                                              117,080                88,420
                                                          --------------        ---------------

  Total Current Liabilities                                   4,200,285             3,819,778
                                                          -------------         -------------

Capitalized Lease Obligations                                        --                15,945

Commitments and Contingencies                                        --                    --

Stockholders' Equity:
  Preferred Stock, $.01 Par Value; Authorized 3,000,000
    Shares; Authorized, Issued and Outstanding:

    Series D 6% Redeemable Preferred Stock - $.01 Par
      Value 3,000 Shares Authorized, 1,210 Issued and
      Outstanding [Liquidation Preference of $1,210,000]            12                     12

  Additional Paid-in Capital - Series D Preferred Stock      1,209,509              1,209,509

  Common Stock - $.01 Par Value; Authorized
    15,000,000 Shares; Issued and Outstanding
    8,333,996 Shares at December 31, 1997,
    6,798,203 Shares at December 31, 1996                       83,339                67,982

  Additional Paid-in Capital - Common Stock                 17,140,109            14,863,328

  Accumulated Deficit                                      (15,293,451)          (11,725,825)
                                                          -------------        -------------

  Total Stockholders' Equity                                 3,139,518             4,415,006
                                                         -------------         -------------

  Total Liabilities and Stockholders' Equity              $  7,339,803          $  8,250,729
                                                          ============          ============





See Notes to Financial Statements.

                                                F - 5



NETSMART TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                   Y e a r s e n d e d
                                                  D e c e m b e r   3 1,
                                                  ----------------------
                                          1 9 9 7           1 9 9 6         1 9 9 5
                                          -------           -------         -------

Revenues:
  Software and Related
    Systems and Services:
    General                             $  4,366,006      $  5,108,095    $ 4,541,000
    Maintenance Contract
      Services                             1,280,465         1,225,709      1,099,000
                                           ---------         ---------      ---------
    Total Software and Related
      Systems and Services                 5,646,471         6,333,804      5,640,000

  Data Center Services                     2,235,209         2,207,155       1,742,000
                                           ---------         ---------       ---------

  Total Revenues                           7,881,680         8,540,959       7,382,000
                                           ---------         ---------       ---------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                3,760,424         5,114,882       3,986,000
    Maintenance Contract
      Services                               928,316           595,366         743,000
                                             -------           -------       ----------

    Total Software and Related
      Systems and Services                 4,688,740         5,710,248       4,729,000

  Data Center Services                     1,466,107         1,220,368         889,000
                                           ---------         ---------       ----------

  Total Cost of Revenues                   6,154,847         6,930,616       5,618,000
                                           ---------         ---------       ---------

  Gross Profit                             1,726,833         1,610,343       1,764,000

 Provision for Doubtful Accounts             814,398           260,000           8,000

 Selling, General and
  Administrative Expenses                  2,841,724         1,661,854       2,472,000

Related Party Administrative
  Expenses                                   180,000            69,000          18,000

Stock Based Compensation                          --         3,492,300              --

Write off of Capitalized Software Costs      553,061               --               --

  and Related Hardware

Research and Development                     201,075           278,000         699,000
                                           ---------        ----------      ----------

Loss from Operations                      (2,863,425)       (4,150,811)     (1,433,000)

Financing Costs                                   --         1,692,000         863,000

Interest Expense                             308,169           472,548         355,000

Equity in Net Loss of Joint Venture          287,131           264,085              --
See Notes to Financial Statements.

                                                F - 6





NETSMART TECHNOLOGIES, INC.
----------------------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------


                                                        Y e a r s  e n d e d
                                                       D e c e m b e r   3 1,
                                                       ----------------------
                                                 1 9 9 7           1 9 9 6           1 9 9 5
                                                 -------           -------           -------


Related Party Interest
  Expense                                              --                 --           199,000

  Net Loss                                    $(3,458,725)       $(6,579,444)      $(2,850,000)
                                               ===========       ============      ============


Loss Per Common Share                         $      (.48)       $     (1.28)      $      (.59)
                                               ===========       ============      ============

Weighted Average Number of
  Shares of Common Stock                        7,160,858          5,149,253         4,821,528
                                               ===========       ============      ============


See Notes to Financial Statements.

                                                F - 7



NETSMART TECHNOLOGIES, INC.
-----------------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                       Series A      Series D               Common Stock
                                       Preferred     Preferred   Additional $.01 Par Value  Additional
                                       Stock         Stock       Paid-in    Authorized        Paid-in
                                       at .01        at .01      Capital    15,000,000        Capital                   Total
                                       Par Value     Par Value   Preferred  Shares            Common     Accumulated   Stockholders'
                                     Shares Amount Shares Amount Stock      Shares    Amount  Stock       Deficit       Equity



Balance - December 31, 1994
[Combined]                             400  $--      -- $ --   $   40,000 1,050,003 $11,000 $ 3,001,000 $ (2,297,000) $  755,000

Allocated Related Party
 AdministrativeExpenses                 --   --      --   --           --        --      --      18,000           --      18,000

Common Stock Issued to Affiliate        --   --      --   --           --   825,000   8,000      (8,000)          --          --

Common Stock and Preferred
 Stock Issued to Affiliate              --   --   2,210   --    2,210,000 1,125,000  11,000     241,000           --   2,462,000

Common Stock Issued to Officer
 for Services                           --   --      --   --           --    11,250      --      22,000           --      22,000

Net Loss                                --   --      --   --           --        --      --          --   (2,850,000) (2,850,000)
                                       ---  ---   -----  ---    --------- ---------  ------  ----------    ---------   ---------

Balance - December 31, 1995
[Consolidated]                         400    4   2,210   22    2,249,505 3,011,253  30,113   3,273,968   (5,146,381)    407,221
                                       ---  ---   -----  ---    --------- ---------  ------  ----------    ---------   ---------

Common Stock Issued in Exchange for
Series D and Series A Preferred Stock (400)  (4) (1,000) (10)  (1,039,996)1,168,200  11,681   1,028,319           --          --

Allocated Related Party
 Administrative Expenses                --   --      --   --           --        --      --       9,000           --       9,000

Compensation from the Issuance of
Common Stock Warrants                   --   --      --   --           --        --      --   3,492,300           --   3,492,300

Common Stock Issued - Initial Public
Offering                                                                  1,293,750  12,938   5,162,063                5,175,001

Common Stock Issued - Exercise of
 Warrants                                                                   800,000   8,000   1,592,000                1,600,000

Common Stock Issued - Financing
 Costs                                                                      525,000   5,250   1,674,750                1,680,000

Costs Associated with Issuance of
 Stock                                                                                       (1,369,072)              (1,369,072)

Net Loss                                --    --      --   --          --        --      --          --   (6,579,444  (6,579,444)
                                       ---   ---     ---  ---   ---------  ---------  ------  ----------   ---------   ---------

Balance - December 31, 1996
 [Consolidated]                         --    --   1,210   12   1,209,509  6,798,203  67,982  14,863,328  (11,725,826)  4,415,005
                                       ---   ---   -----  ---   ---------  ---------  ------  ----------   ----------   ---------

Common Stock Issued as Dividends
 on Preferred Stock                                                           12,802     128     108,772     (108,900)         --


Common Stock Issued - Exercise of
 Options                                                                     104,777   1,647      39,265                   40,912

Common Stock Issued - Exercise of
 Warrants                                                                  1,278,214  12,782   1,904,539                1,917,321

Cost Associated with Exercise of
 Warrants                                                                                        (74,995)                 (74,995)

Common Stock Issued - Johnson
 Acquisition                                                                  80,000     800     299,200                  300,000

Net Loss                                                                                                   (3,458,725) (3,458,725)
                                       ---   ---   -----  ---   ---------  ---------  ------   ---------    ----------  ---------

Balance - December 31, 1997
 [Consolidated]                         --   $--   1,210 $ 12  $1,209,509  8,333,996 $83,339 $17,140,109 $(15,293,451) $3,139,518
                                       ===   ===   =====  ===   =========  =========  ======  ==========   ==========   =========
See Notes to Financial Statements.

                                                   F - 8




NETSMART TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                    Y e a r s  e n d e d
                                                                    D e c e m b e r   3 1,
                                                                    ----------------------
                                                         1 9 9 7           1 9 9 6           1 9 9 5
                                                         -------           -------           -------

Operating Activities:
  Net Loss                                            $ (3,458,725)     $ (6,579,444)     $ (2,850,000)
                                                      ------------       ------------      ------------
  Adjustments to Reconcile Net
    Loss to Net Cash [Used
    for] Provided by Operating Activities:
    Depreciation and Amortization                          600,990           486,566           872,000
    Administrative Expenses                                     --             9,000             8,000
    Additional Compensation Related to the
       issuance of Equity Instruments                           --         3,492,300            22,000
    Financing Expenses related to the issuance
      of Common Stock                                           --         1,680,000                --
Write Off of Deferred Public
      Offering Costs                                            --                --           460,000
Write Off of Capitalized Software Cost
  and Related Hardware                                     553,061                --                --
    Equity in Net Loss of Joint Venture                    287,131           264,085            21,000
    Provision for Doubtful Accounts                        814,398           260,000             8,000

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable                                 (302,366)         (431,478)         (388,000)
      Costs and Estimated Profits in
        Excess of Interim Billings                         (20,538)         (516,707)           87,000
      Other Current Assets                                  (1,565)          (68,810)           10,000
      Other Assets                                          11,905           (10,502)               --

    Increase [Decrease] in:
      Accounts Payable                                     148,536          (202,620)          159,000
      Accrued Expenses                                      50,045          (332,174)          935,000
      Interim Billings in Excess of
        Costs and Estimated Profits                       (150,220)          160,626          (217,000)
      Due to Related Parties                               (21,245)         (143,458)          496,000
      Deferred Revenue                                      (4,439)          (52,580)          141,000
                                                       ------------      ------------       -----------

    Total Adjustments                                    1,965,693         4,594,248         2,624,000
                                                       ------------      ------------       -----------

  Net Cash - Operating Activities - Forward             (1,493,032)       (1,985,196)         (226,000)
                                                       ------------      ------------       -----------

Investing Activities:
  Acquisition of Property and
    Equipment                                             (216,041)         (181,033)         (138,000)
  Software Development Costs                              (462,000)         (278,800)               --
  Investment in Joint Venture                             (166,585)         (384,631)               --
                                                       ------------      ------------       -----------

  Net Cash - Investing Activities -
    Forward)                                          $   (844,626)     $   (844,464)     $   (138,000)

See Notes to Financial Statements.

                                                   F - 9



NETSMART TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                    Y e a r s  e n d e d
                                                                    D e c e m b e r   3 1,
                                                                    ----------------------
                                                         1 9 9 7           1 9 9 6           1 9 9 5
                                                         -------           -------           -------

  Net Cash - Operating Activities -
    Forwarded                                         $(1,493,032)     $(1,985,196)     $   (226,000)
                                                       -----------      -----------      ------------

  Net Cash - Investing Activities -
    Forwarded                                            (844,626)        (844,464)         (138,000)
                                                       -----------      -----------      -------------

Financing Activities:
  Proceeds from Short-Term Notes                          345,146          500,000           831,000
  Payment of Short-Term Notes                                             (912,270)         (190,000)
  Payment of Bank Note Payable                                             (79,000)         (175,000)
  Payment of Short-Term Notes
    to related party                                                      (750,000)               --
  Payment of Capitalized Lease
    Obligations                                           (34,063)        (145,146)          (29,000)
  Issuance of Common Stock                                               5,175,000                --
  Proceeds from Warrant exercise                        1,917,319        1,600,000                --
  Proceeds from Stock Option Exercise                      40,913               --                --
 Cash Overdraft                                                             95,536)           56,000
  Redemption of Series B Preferred Stock                                   (96,000)               --
  Costs associated with issuance of Stock                 (74,995)      (1,369,071)
  Deferred Public Offering Costs                                                --          (129,000)
                                                         ---------      -----------        -----------

  Net Cash - Financing Activities                       2,194,320        3,827,977           364,000
                                                        ----------      -----------        -----------

  Net Increase [Decrease] in Cash                        (143,338)         998,317                --

Cash - Beginning of Periods                               998,317               --                --
                                                         ---------      -----------        -----------

  Cash - End of Periods                               $  8 54,979      $   998,317       $        --
                                                       ===========      ===========       ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                          $   352,837     $    481,856       $   349,000
    Income Taxes                                      $        --     $         --       $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

During the year ended December 31, 1997, the Company had the following:

12,802 shares of common stock were issued to Series D Preferred stockholders as dividends which were payable on October 31, 1996 and April 1, 1997. These shares were valued at $108,900.

The Company issued 80,000 shares of common stock to acquire customer lists and certain other assets of Johnson Computer Systems. These shares were valued at $300,000.





                                          F - 10

NETSMART TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

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

  2) $2,210,000 of SISC debt was exchanged for 2,210 shares of Series D Preferred Stock.

  3)   825,000 shares of common stock were issued to a subsidiary as follows:

         A) 750,000 shares were issued in connection with the transfer of CSM to the Company.

         B) 75,000 shares were issued in respect of certain indebtedness guaranteed by Consolidated.

  See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS, Sheet #1
--------------------------------------------------------------------------------

[1] Financial Statement Presentation, Organization and Nature of Operations

The financial statements as of and for the three years ended December 31, 1997 are presented on a consolidated basis and include Netsmart Technologies, Inc. ["Netsmart"], formerly CSMC Corporation, Carte Medical Corporation and Medical Services Corp., and its wholly-owned subsidiary, Creative Socio-Medics Corp. ["CSM"]. Netsmart and CSM are collectively referred to as the Company. All intercompany transactions are eliminated in consolidation.

Netsmart was incorporated on September 9, 1992. Netsmart's marketing effort is primarily directed at managed care organizations and methadone clinics and other substance abuse facilities throughout the United States.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $940,000 and $1,000,000 at December 31, 1997 and 1996 respectively.

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

The Company's behavioral health information systems are marketed to specialized care facilities, many of which are operated by government entities and include entitlement programs. During the years ended December 31, 1997, 1996 and 1995, approximately 35%, 31% and 54% respectively, of the Company's revenues were generated from contracts with government agencies.

No one customer accounted for more than 10% of revenues in 1997. During the year ended December 31, 1996 and 1995, one customer accounted for approximately $1,879,000 and $1,400,000 or 22% and 19% respectively, of revenue. Accounts receivable of approximately $473,000 and $336,000 were due from this customer at December 31, 1996 and 1995. At December 31, 1997, receivables from such customer in the amount of $745,000 were written off.

The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 1997, cash and cash equivalent balances of $840,000 were held at a financial institution in excess of federally insured limits. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

Revenue Recognition - The Company recognizes revenue principally from the licensing of its software, and from consulting and maintenance services rendered in connection with such licensing activities. Revenue from licensing will be recognized under the terms of the licenses.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

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

The cost of maintenance revenue, which consists solely of staff payroll and applicable overhead, is expensed as incurred.

During 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition." This SOP provides guidance on revenue recognition on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The company is taking steps to meet the requirements of the SOP and expects that it will not have a material impact on the financial position or results of operations of the company.

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

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

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

The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software net realizable value, any remaining capitalized amounts are written off.

Information related to capitalized software costs is as follows:

  Years ended December 31                  1997          1996           1995
  -----------------------              -----------   -----------    --------

  Beginning of Year                    $ 250,920     $       --     $ 419,000
  Capitalized                            462,000        278,800            --
  Amortization                          (114,885)       (27,880)     (419,000)
  Net Realizable Value Adjustment       (414,885)            --            --
                                        ---------      ---------     ---------

                                       $ 183,150     $   250,920    $      --
                                        =========       ========     ==========

Customer Lists - Customer lists represent a listing of customers obtained through the acquisition of CSM to which the Company can market its products. It also represents a listing of customers acquired from Johnson Computing Systems ("Johnson"), (See Note 17). The gross costs of the customer list associated acquired from Johnson was $255,409. Customer lists are being amortized on the straight-line method.

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

Customer lists at December 31, 1997 and 1996 are as follows:

                                                        December 31,
                                                   1 9 9 7           1 9 9 6

Customer Lists                                    $4,106,223        $3,850,814
Less: Accumulated Amortization                     1,038,547           722,000
                                                  -----------      ------------

  Net                                             $3,067,676        $3,128,814
  ---                                             ==========       ============

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies - [Continued]

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 established accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has determined that expected future cash flows (undiscounted and without interest charges) exceed the carrying value of the intangibles at December 31, 1997 and believes that no impairment of these assets has occurred. It is at least reasonably possible that management's estimate of expected future cash flows may change in the near term. This may result in an accelerated amortization method or write-off of intangibles.

Cost Associated With Public Offerings - In 1996, the Company completed a public offering of its securities (See Note 10). Costs of $1,370,000 associated with the offering were offset against total gross proceeds of $5,175,000. In 1995, the Company withdrew a registration statement following the termination of a previous public offering. Costs of $460,000, associated with that offering, were expensed, and included in financing costs, in 1995.

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

Loss Per Share - The Financial Accounting Standards Board ("FASB") has issued SFAS No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, loss per share data in the financial statements for the year ended December 31, 1997, have been calculated in accordance with SFAS No. 128. Prior periods' loss per share data have been recalculated as necessary to conform prior years' data to SFAS No. 128.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all potentially dilutive common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method, which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

All per share information has been retroactively adjusted for any reverse stock splits, recapitalizations and any shares issued for nominable value for all periods presented.

Investment in Joint  Venture - The Company's  investment in a joint venture (See
Note 16) is accounted for under the equity method.

Allocated Related Party Administrative Expenses - During the first six months of 1996 and all of 1995, certain administrative services were performed for the Company by Consolidated Technology group Ltd. "Consolidated" and its subsidiaries. As of April 8, 1998, approximately 29.7% of the Company's outstanding Common Stock owned by SIS Capital Corp. ("SISC"), which is a wholly owned subsidiary of Consolidated, a public company. The fair value of such services, approximately $9,000 and $18,000 respectively, was charged to related party administrative expenses, and, since Consolidated will not be reimbursed for such charges, credited to additional paid-in capital. (See Note 7)

Research and Development - Expenditures for research and development costs for the years ended December 31, 1997, 1996 and 1995 amounted to $201,000, $278,000 and $699,000, respectively.

[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $348,029, $288,029 and $146,263 at December 31, 1997, 1996 and 1995 respectively. The changes in the allowance for doubtful accounts are summarized as follows:

                                                      December 31,
                                           1997          1996         1995

   Beginning Balance                    $ 288,029      $ 146,263     $ 137,842
   Provision for Doubtful Accounts        814,398        260,000        60,000
   Recoveries                                  --             --            --
   Charge-offs                           (754,398)      (118,234)      (51,579)
                                         ---------      ---------      --------


   Ending Balance                       $ 348,029      $ 288,029     $ 146,263
                                          ========      ========      ========


[4] Costs and Estimated Profits in Excess of Interim Billings and Interim
    Billings in Excess of Costs and Estimated Profits

Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

                                                        December 31,
                                                  1 9 9 7           1 9 9 6

Costs Incurred on Uncompleted Contracts        $ 2,730,054       $  3,483,918
Estimated Profits                                1,293,104            652,749
                                                 ---------          ----------

Total                                            4,023,158          4,136,667
Billings to Date                                 4,432,719          4,306,986
                                                 ---------          ----------

    Net                                        $  (409,561)      $   (170,319)
    ---                                          ==========         ==========

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------


[4] Costs and Estimated Profits in Excess of Interim Billings and Interim
    Billings in Excess of Costs and Estimated Profits - [Continued]

Included in the accompanying balance sheet under the following captions:

Costs and estimated profits in excess of interim billings $ 542,324 $ 931,786 Interim billings in excess of costs and estimated profits (951,885) (1,102,105)
                                                           ---------  ---------

    Net                                                   $(409,561) $ (170,319)
    ---                                                    =========  ==========

[5] Going Concern Considerations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and the accumulated deficit at December 31, 1997 is $13,838,560. The ability of the Company to continue as a going concern is dependent upon the success of the Company's marketing effort and its access to sufficient funding to enable it to continue operations. The Company has been funded through December 31, 1997 through loans from principal stockholders, an asset-based lender and others, and from the sale of stocks and warrants [See Notes 7 and 8]. All these factors had raised substantial doubt about the ability of the Company to continue as a going concern.

Such substantial doubt has been alleviated due to the Company's implementation of the Health System Design Corporation agreement in the first quarter of 1998, which will allow the Company to provide the "Provider Management Information System" to nearly 600 provider agencies in the State of Ohio. In addition, in the first quarter of 1998, the Company secured contracts such as the New Jersey University of Medicine and Dentistry, to install its BHIS System. Management believes that the gross profit from the implementation of the Provider Management Information System and installation of its BHIS System will range from $1.6 million to $3.1 million. The Company believes that the $1.6 million gross profit can be attained with a minimal increase in the existing staff.

There can be no assurances that management's plans to reduce operating losses by increasing revenues to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[6] Property and Equipment

Property and equipment consist of the following:
                                                           December 31,
                                                       1 9 9 7      1 9 9 6

Equipment, Furniture and Fixtures                  $  582,207      $  538,634
Leasehold Improvements                                164,335         164,335
                                                      -------         -------

Totals - At Cost                                      746,542         702,969
Less:  Accumulated Depreciation                       437,959         320,383
                                                      --------        -------

    Net                                            $  308,583      $  382,586
    ---                                               =======         =======

Depreciation expense amounted to $169,558, $145,686, and $140,000, respectively for the years ended December 31, 1997, 1996 and 1995.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

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

At December 31, 1995 and 1994, ACT [the parent of Old CSM] loaned $167,000 and $58,000 to the Company in the form of demand notes bearing interest at 10% per annum. These loans were paid in

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[7] Related Party Transactions - [Continued]

[B] Loans by Related  at Organization - [Continued]

full in 1996.

The Company has an agreement with Consolidated and its subsidiary The Trinity Group, Inc. ("Trinity") pursuant to which the Company will pay Trinity a monthly fee of $15,000 for a three-year term commencing in September 1996, for general business, management and financial consulting services. Pursuant to this agreement, in 1997 and 1996 the Company charged $180,000 and $60,000 respectively to related party administrative expenses.

The Company entered into an agreement with SMI Corporation (SMI), pursuant to which the company would pay SMI compensation of $25,000 to $59,000 per month for which SMI would provide persons to serve in management-level or other key positions for the Company. In addition, the Company is to pay SMI 6% of the revenues generated from Smart Card and related services. The agreement would continue until December 31, 2000. In February of 1997 the Company modified the agreement whereby the monthly fees were reduced to $9,000 plus expenses and all commission arrangements were canceled. The sole stockholder of SMI, Mr. Storm Morgan was elected as a director of the Company in January 1996. For the year ended December 31, 1997 the Company incurred and paid $180,000 of compensation expense. For the year ended December 31, 1996, the Company incurred and paid, $619,700 of compensation expense pursuant to its agreement with SMI as well as an additional $250,000 for services.

[8] Notes Payable

Asset-Based Lender - In February 1995, the Company entered into an accounts receivable financing with an asset-based lender. Borrowings under this facility were $935,177 and $590,031 at December 31, 1997 and 1996, respectively. The Company can borrow up to 80% of eligible receivables, and it pays interest at the rate of prime plus 8 1/2% and a fee equal to 5/8% of the amount of the invoice. This note is collateralized by all of the accounts and property and equipment of the Company. In addition, the Company's obligations under this facility are guaranteed by the chairman of the board of the Company. Also, the treasurer of the Company has issued his limited guaranty to the lender.

In July 1997, the agreement with the asset based lender was modified to allow borrowings up to 80% instead of 75% of eligible receivables to a maximum of $1,250,000 through July 31, 1998 and $1,500,000 thereafter, if the Company elects not to terminate the agreement. The previous amount of maximum borrowings was capped at $750,000. The interest rate was adjusted from the greater of 18% per annum or prime plus 8% to prime plus 8 1/2% per annum. The fee on the amount of the invoice was reduced from 1% to 5/8%.

Notes payable consist of the following:
                                                               December 31,
                                                           1 9 9 7       1 9 9 6
Asset-Based  Lender - payable on demand  with  interest
 at prime plus 8 1/2% in 1997 and the greater of 18%
 per annum or prime plus 8% in 1996                   $   935,177    $   590,031
                                                       ===========    ==========

The weighted average interest rate on short-term borrowings outstanding as of December 31, 1997 and 1996 amounted to approximately 22% and 22%, respectively.

In January 1996, the Company borrowed $500,000 from four accredited investors. In connection with such loans, the Company issued its 8% promissory notes due January 31, 1997, which were subsequently paid from the proceeds of the Company's initial public offering during 1996. The

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[8] Notes Payable - [Continued]

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

[9] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

For financial reporting purposes at December 31, 1997, the Company has net operating loss carryforwards of $10,572,000 expiring by 2012. Pursuant to
Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through December 31, 1997, the deferred tax asset of approximately $4,200,000 is offset by an allowance of $4,200,000.

A deferred tax asset of approximately $1,400,000, related to stock-based compensation awards, has been offset by a valuation allowance of $1,400,000 due to the uncertainty of its realization.

Deferred Tax Asset

  Federal and State Net Operating Loss Carryforwards           $   4,200,000
  Stock Based Compensation Awards                                  1,400,000
  Less: Valuation Allowance                                       (5,600,000)
                                                                -------------

Net Deferred Tax Asset                                         $          --
                                                                =============

The Valuation Allowance increased by $900,000 and $2,900,000 in 1997 and 1996 respectively.

The provision for income taxes varies from the amount computed by applying statutory rates for the reasons summarized below:
                                                        1997            1996
                                                        ----            ----
Provision Based on Statutory Rates                      (34)%            (34)%
State Taxes Net of Federal Benefit                       (6)%             (6)%
Increase in Valuation Allowance                           40%              40%
                                                       ------           ------

  Total                                                  -- %             -- %

The expiration dates of net operating loss carryforwards are as follows:

December 31,                                        Amount

    2007                                          $     72,000
    2008                                               433,000
    2009                                             2,029,000
    2010                                             1,704,000
    2011                                             2,935,000
    2012                                             3,399,000
                                                   -----------
                                                  $ 10,572,000

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[10] Capital Stock

Capital Stock - The Company is authorized to issue 3,000,000 shares of preferred stock, par value $.01 per share, and 15,000,000 shares of common stock, par value $.01 per share. The Company's Board of Directors is authorized to issue preferred stock from time to time without stockholder action, in one or more distinct series. The Board of Directors is authorized to determine the following rights and preferences, among others, for each series: (i) the rate of dividends and whether such dividends shall be cumulative; (ii) the price at and the terms and conditions on which shares may be redeemed; (iii) the amount payable upon shares in the event of voluntary or involuntary liquidation; (iv) whether or not a sinking fund shall be provided for the redemption or purchase of shares; (v) the terms and conditions on which shares may be converted; and (vi) whether, and in what proportion to any other series or class, a series shall have voting rights other than required by law. The Board of Directors has authorized the issuance of the Series A preferred stock, the Series B preferred stock and the Series D preferred Stock. At December 31, 1997, only the Series D preferred stock was outstanding.

Preferred Stock - The Series A preferred stock is 4% convertible redeemable preferred stock. The stockholders are entitled to receive a $4.00 per share annual dividend when and as declared by the Board of Directors. Dividends are fully cumulative and accrue from October 1, 1992. Dividends are payable annually on March 1. The stock is redeemable at the option of the Company at any time at which the Company has consolidated net worth of at least $2,500,000 at a price of $1,000 per share plus accrued dividends. Each share of Series A preferred stock is convertible into 108 shares of common stock at the discretion of the stockholder. In the event of involuntary or voluntary liquidation, the stockholders are entitled to receive $100 per share and all accrued and unpaid dividends. As of December 31, 1995, approximately $4,000 of dividends [$10 per share] were in arrears. In August 1996, the Company issued 43,200 shares of Common Stock upon conversion of all of its Series A Preferred Stock.

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

The Series D preferred stock is 6% redeemable preferred stock. The stockholders are entitled to receive a $60.00 per share annual dividend when and as declared by the Board of Directors. Dividends are cumulative and accrue from October 1, 1995. Dividends are payable semi-annually on April 1 and October 1. The stock is redeemable at the option of the Company for $1,000 per share commencing October 1, 1998. Earlier redemption is permitted under certain circumstances. In the event of voluntary or involuntary liquidation, the stockholders are entitled to receive $1.00 per share and all accrued and unpaid dividends. On June 30, 1997, the Company paid the dividend relating to the Series D preferred stock which were payable on October 1, 1996 and April 1, 1997. The dividends were paid through the issuance of 12,802 shares of Common Stock and valued at the fair market value at the respective dates they became payable. The Series D preferred stock is nonvoting except as is required by law.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[10] Capital Stock - [Continued]

The Company has granted to the holders of the Series A preferred stock and Series B preferred stock and certain warrant holders, with respect to their warrants, certain piggyback registration rights following the Company's initial public offering, with respect to the shares of common stock issuable upon conversion or exercise of the preferred stock or warrants.

On August 19, 1996 the Company completed a public offering whereby it sold 646,875 units at a price of $8 per unit for net proceeds of approximately $3.8 million. Each unit consisted of two shares of common stock and one series A Redeemable Common Stock Purchase Warrant.

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

See Note 14 for information relating to the Company's 1993 Long-Term Incentive Plan.

[11] Capitalized Lease Obligations

Future minimum payments under capitalized lease obligations as of December 31, 1997 are as follows:

Year ending
-----------
December 31,
-----------
      1998                                                       $    23,596
                                                                 -----------

      Total Minimum Payments                                          23,596
      Less Amount Representing Interest at 12% Per annum                 265
                                                                 ------------

      Balance                                                    $    23,331
      -------                                                    ===========

Capitalized lease obligations are collateralized by equipment which has a net book value of $15,000 and $25,000 at December 31, 1997 and 1996, respectively. Amortization of approximately $10,200 and $30,700 in 1997 and 1996, respectively, has been included in depreciation expense.

[12] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted SFAS No. 107, which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed therein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet accounts as of December 31, 1997 and 1996:

                                     Carrying Amount             Fair Value
                                     ---------------             ----------
                                       December 31,             December 31,
                                     ---------------            -----------

                                       1997        1996       1997         1996
                                       ----        ----       ----         ----

Debt Maturing Within One Year        $935,000   $590,000    $935,000   $590,000
                                     ========   ========    ========   ========

For cash and cash equivalents, accounts receivable, accounts payable and debt maturing within one year the carrying amount approximated fair value for these instruments because of their short maturities.

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

[13] Commitments and Contingencies

The Company leases space for its executive offices and facilities under noncancellable operating leases expiring October 31, 2002. The Company also leases additional office space on a month-to-month basis.

Minimum annual rentals under noncancellable operating leases having terms of more than one year are as follows:

Years ending
December 31,
  1998                                      $371,000
  1999                                       123,000
  2000                                        67,000
  2001                                        21,000
  2002                                        14,000
                                             -------

    Total                                   $596,000

Rent expense amounted to $341,000, $358,000 and $309,000 respectively, for the years ended December 31, 1997, 1996 and 1995.

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

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------

[13] Commitments and Contingencies - [Continued]

In March 1997, the plaintiff has refiled a new action with the same allegations and stating claims that were at the basis of the original complaint. Such action is in the amount of $130,000,000. The Company contends that the technology and software were created from a "clean office start" and the action is without merit and frivolous. No assessment as to any outcome can be made at this time as the matter is in its very preliminary stages. The Company denies any allegation of wrongdoing and intends to vigorously defend the action. The plaintiff has not supplied documentation requested by the defendants as part of their discovery process, nor is plaintiff represented by an attorney. The Company plans to file a motion to dismiss the action.

[14] Stock-Based Compensation

In July 1993, the Company adopted, by action of the board of directors and stockholders, the 1993 Long-term Incentive Plan (the "Plan"). The Plan was amended in October 1993, April 1994, October 1994 and February 1996. These amendments increased the number of shares available for grant pursuant to the plan. The Plan does not have an expiration date.

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

In January 1995, the Board granted, to various employees, stock options to purchase an aggregate of 252,804 shares of common stock at $.232 per share, and in December 1995 the Board granted, to various employees, stock options to purchase an aggregate of 116,316 shares of common stock at $.345 per share. Such exercise prices were determined by the Board to be the fair market value per share on the date of grant. The options become exercisable as to 50% of the shares on the first and second anniversaries of the date of grant. These options expire on January 31, 2000 and December 31, 2000, respectively. In connection with certain of the January 1995 option grants, the Board canceled previously granted options to purchase 206,250 shares at an exercise price of $5.33 per share which were granted in 1994. In April 1996, the Company granted stock options to purchase an aggregate of 129,500 shares of common stock at an exercise price of $2.00 per share and recognized compensation expense of $154,800. The options are exercisable as to 50% of the shares on the first and second anniversaries of the date of grant and expire in April 2001. In September 1997, 164,777 stock options were exercised in the 1993 Long Term Incentive stock option plan and the Company received gross proceeds of $40,913.

In addition, the Company granted to the underwriter, for nominal consideration, options to purchase 56,250 units, consisting of two common shares, and one purchase warrant, for a four year period commencing August 13, 1997 at a price of $5.37.



NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

A summary of the activity under the Company's stock option plan is as follows:

                                         1997                   1996                    1995
                                       -------                 ------                  ------


                                              Weighted                 Weighted             Weighted
                                              --------                 --------             --------
                                               Average                  Average              Average
                                               -------                  -------              -------
                                              Exercise                 Exercise             Exercise
                                              --------                 --------             --------
                                  Shares        Price      Shares        Price      Shares    Price
                                  -----         -----      ------        -----      ------    -----
Outstanding - Beginning of
  Years                          611,120       $1.60       369,120      $ .265      206,250   $ 5.33
Granted During the Years              --          --       242,000        3.57      369,102     .265
Canceled During the Years             --          --            --          --     (206,250)    5.33
Expired During the Years              --          --            --          --           --       --
Exercised During the Years      (164,777)       .248            --          --           --       --
                                 -------        -----      -------       ------     -------    -----

   Outstanding - End of Years    446,343       $2.06       611,120        1.60      369,120     .265
                                 =======        =====      =======       ======     =======    =====

   Exercisable - End of Years    325,343       $1.504      178,878        .265           --       --
                                 =======        =====      =======       ======     =======    =====


                                         1997                   1996                    1995
                                        ------                  -----                   -----
                                  Weighted    Weighted     Weighted    Weighted     Weighted    Weighted
                                  --------    --------     --------    --------     --------    --------
                                   Average     Average      Average     Average      Average     Average
                                   -------     -------      -------     -------      -------     -------
                                  Exercise      Fair       Exercise      Fair       Exercise      Fair
                                  --------      ----       --------      ----       --------      ----
                                   Price       Value        Price       Value       Price        Value
                                   -----       -----        -----       -----       -----        -----
Options Issued with
Exercise Price Above
Stock Price at Date of
Grant                               --           --         $5.37       $  .93           --        --

Options Issued with Exercise
Price Equal to Stock Price at
Date of Grant                       --           --            --           --        $.265      $.14

Options Issued with Exercise
Price Below Stock Price at
Date of Grant                       --          --          $2.00        $1.78           --        --

The following table summarizes stock option information as of December 31, 1997:


                                                            Weighted
                                                            --------
                                                     Average Remaining        Weighted Average
                                                     -----------------        ----------------
Range of Exercise Prices                  Shares       Contractual Life          Exercise Price
------------------------                  ------       ----------------          --------------

$.232 to $.345                            204,343         3.0 Years                $ .283
$2.00                                     129,500         3.3 Years                  2.00
$5.37                                     112,500         3.7 Years                  5.37
                                          -------         ---------                -------


   Totals                                 446,343         3.3 Years                $ 1.21
                                          =======         =========                ======

In October 1993, the Company issued to SISC warrants to purchase 375,000 shares of common stock at $10.00 per share, 225,000 shares at $6.67 per share and 150,000 shares of common stock at $2.67

                                      F - 25

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #15
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

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

During 1997, the Company issued 70,000 Series C Common stock warrants in exchange for the issuance of a research report on behalf of the Company. These warrants were valued at $.30 per warrant which represented the fair value of the services performed by the recipient. These warrants have an exercise price of $5 which was the market value of the stock at the time of issuance and will expire on December 31, 1999.




NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #16
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

A summary of warrant activity is as follows:

                                         1997                  1996                     1995
                                         ----                  ----                     -----
                                           Weighted              Weighted                  Weighted
                                           --------              --------                  --------
                                           Average               Average                   Average
                                           -------               -------                   -------
                                           Exercise              Exercise                  Exercise
                                           --------              --------                  --------
                               Shares       Price     Shares       Price       Shares       Price
                               ------       -----     ------       -----       ------       -----


Outstanding - Beginning
  of Years                     3,670,000   $3.64        825,000    $ 7.27       825,000     $ 7.27
Granted or Sold During
  the Years                       70,000    5.00      4,470,000      3.35            --         --
Canceled During the Years             --      --       (825,000)     7.27            --         --
Expired During the Years              --      --             --        --            --         --
Exercised During the Years      (639,107)   4.50       (800,000)     2.00            --         --
                               ---------    -----     ----------    -----       --------     ------

   Outstanding - End of Years  3,100,893   $3.50      3,670,000    $ 3.64       825,000     $ 7.27
                               =========   =====      =========     =====       =======      ======


   Exercisable - End of Years  3,100,893   $3.50             --        --       825,000     $ 7.27
                               =========   =====      =========     ======      =======      ======



                                            1997             1996                     1995
                                            ----             ----                     ----
                                Weighted   Weighted    Weighted  Weighted      Weighted   Weighted
                                --------   --------    --------  --------      --------   --------
                                 Average    Average     Average   Average       Average    Average
                                 -------    -------     -------   -------       -------    -------
                                Exercise      Fair     Exercise    Fair        Exercise     Fair
                                -------       ----     --------    ----         -------     ----
                                  Price      Value       Price    Value          Price     Value
                                  -----      -----       -----    -----          -----     -----
Warrants Issued with Exercise
Price Above Stock Price at
Date of Grant                       --         --        $4.16    $1.04             --       --

Warrants Issued with Exercise
Price Equal to Stock Price at
Date of Grant                     $5.00     $ .30           --       --             --       --
Warrants Issued with Exercise
Price Below Stock Price at
Date of Grant                                            $2.00    $1.78             --       --

The following table summarizes warrant information as of December 31, 1997:


                                                            Weighted
                                                            --------
                                                     Average Remaining          Weighted Average
                                                     -----------------          -----------------
Range of Exercise Prices                  Shares       Contractual Life            Exercise Price
------------------------                  ------       ----------------            --------------

$2.00                                       877,500       2.0 Years                   2.00
$4.00                                     1,895,625       2.0 Years                   4.00
$4.50                                       257,768       .7 Years                    4.50
$5.00                                        70,000       .7 Years                    5.00
                                          ---------       --------                    ----

   Total                                  3,100,893       1.9 Years                   3.50
                                          =========       =========                   ====

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #18
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

The Company applies accounting principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock options plans. Total compensation cost recognized in income for stock based employee compensation awards was $3,492,300 in 1996.

If the Company had accounted for the issuance of all options and compensation based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded additional compensation expense totaling $846,000 and $50,000 for the years ended December 31, 1996 and the Company's net loss and net loss per share would have been as follows:

                                                   Y e a rs    e n d e d
                                                   ---------------------
                                                   D e c e m b e r   3 1,
                                                   ----------------------
                                                 1 9 9 6              1995
                                                 -------              ----



Net Loss as Reported                          $ (6,579,444)         $(2,850,000)
                                               ============          ===========

Pro Forma Net Loss                            $ (7,425,444)         $(2,900,000)
                                               ============          ===========

Net Loss Per Share as Reported                $      (1.28)         $      (.59)
                                               ============          ===========


Pro Forma Net Loss Per Share                         (1.44)         $      (.60)
                                               ============          ===========


The fair value of options and warrants at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                        1 9 9 7       1 9 9 6           1995
                                        -------       -------           ----
Expected Life (Years)                       --             2                3
Interest Rate                               --           6.0%             6.0%
Annual Rate of Dividends                    --             0%               0%
Volatility                                  --          67.9%            69.6%

The weighted average fair value of options and warrants at date of grant using the fair value based method during 1997, 1996 and 1995 is estimated at $--, $1.33 and $.14 respectively.



NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #19
--------------------------------------------------------------------------------

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

                                                               Y e a r s   e n d e d
                                                               ---------------------
                                                               D e c e m b e r  31,
                                                               ---------------------
                                                       1 9 9 7           1 9 9 6         1 9 9 5
                                                       -------           -------         -------

Revenues:
--------
      Software and Related Systems and Services    $  5,646,471        $  6,333,804      $  5,640,000
      Data Center Services                            2,235,209           2,207,155         1,742,000
                                                    -----------         -----------       -----------

      Total Revenues                               $  7,881,680        $  8,540,959      $  7,382,000
      --------------                                ===========         ===========       ===========

Gross Profit:
------------
      Software and Related Systems and Services    $    957,731        $    623,456      $    911,000
      Data Center Services                              769,102             986,787           853,000
                                                    -----------         -----------       -----------

      Total Gross Profit                           $  1,726,833        $  1,610,243      $  1,764,000
      ------------------                            ===========         ===========       ===========

Income [Loss] From Operations:
-----------------------------
      Software and Related Systems and Services    $ (2,776,719)       $ (4,053,006)     $ (1,692,000)
      Data Center Services                              (86,706)            (97,805)          259,000
                                                    ------------        -----------       -----------

      Total [Loss] From Operations                 $ (2,863,425)       $ (4,150,811)     $ (1,433,000)
      ----------------------------                  ===========         ===========       ===========

Depreciation and Amortization:
-----------------------------
      Software and Related Systems and Services    $    477,953        $    367,984      $    765,000
      Data Center Services                              123,037             118,582           107,000
                                                    -----------         -----------       -----------

      Total Depreciation and Amortization          $    600,990        $    486,566      $    872,000
      -----------------------------------           ===========         ===========       ===========

Capital Expenditures:
--------------------
      Software and Related Systems and Services    $    636,174        $    444,516      $     46,000
      Data Center Services                               41,867              15,317            92,000
                                                    ------------        -----------      ------------

      Total Capital Expenditures                   $    678,041        $    459,833      $    138,000
      --------------------------                    ===========         ===========       ===========

Identifiable Assets:
-------------------
      Software and Related Systems and Services    $  3,696,725        $  4,119,943      $  3,625,000
      Data Center Services                            2,587,426           2,607,693         2,691,000
                                                    -----------         -----------       -----------

      Total Identifiable Assets                    $  6,284,151        $  6,727,636      $  6,316,000
      -------------------------                     ===========         ===========       ===========

                                       F - 29

NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #20
--------------------------------------------------------------------------------

[16] Joint Venture

The Company entered into a joint venture with Oasis Technology, Ltd. ["Oasis"] pursuant to which the joint venture corporation (50% owned by the Company) purchased certain credit card processing software. The Company and Oasis each paid $325,000 of the $650,000 purchase price. The Company accounts for its interest in the Joint Venture on the equity method. During 1996 the Company recognized $264,085 of its share of losses related to this joint venture and contributed an additional $59,631 in cash to fund ongoing costs. During 1997 the Company recognized $139,699 of its share of losses related to this joint venture and contributed an additional $165,585 in cash to fund ongoing costs. During the fourth quarter of 1997 the Company re-evaluated the recoverability of its investment in the joint venture. A determination was made that this investment would not be recoverable based upon estimated cash flows and consequently wrote off $147,432 which reduced the carrying basis to zero. Such write off was charged to equity in net loss of joint venture.

[17] Johnson Acquisition

In October 1997 the Company issued 80,000 shares of Common Stock for the purchase of certain assets and customer list of Johnson Computer Systems. Johnson Computing Systems is a provider of license software and services for the automation of methadone dispensing and integrated clinical and billing turnkey systems. The shares issued were valued at $300,000 and of which $255,000 was assigned to customer lists and the balance to a covenant not to compete and computer equipment.

[18] New Authoritative Accounting Pronouncement

The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Financial Information". This statement is effective for fiscal years ending after December 15, 1998 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is not expected to have a material impact on the Company.

The Financial Accounting Standards Board ("FASB") has issued Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal year's beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the company.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NETSMART TECHNOLOGIES, INC.

Date: April 11, 1998                           ___________________________
                                               James Conway
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                    Date

/S/ Anthony F. Grisanti               Chief Financial Officer     April 11, 1998
----------------------------------
Anthony F. Grisanti


/S/ James Conway                      President & Director        April 11, 1998
----------------------------------
James Conway                          Chief Executive Officer


/S/ John Phillips                     Director                    April 11, 1998
----------------------------------
John Phillips


/S/ Edward Bright                     Director                    April 11, 1998
----------------------------------
Edward Bright                         Chairman of Board of Directors


/S/ Seymour Richter                   Director                    April 11, 199
----------------------------------
Seymour Richter


/S/ Leonard M. Luttinger              Director                    April 11, 1998
-----------------------------------
Leonard M. Luttinger


/S/ Storm Morgan                      Director                    April 11, 1998
-----------------------------------
Storm Morgan

                                     Netsmart Technologies, Inc.
                                          Index to Exhibits
                                          December 31, 1997


a)  Exhibits

2.11 Plan and Agreement of Reorganization ("Purchase Agreement") dated as of April 13, 1994, by and among Consolidated Technology Group Ltd., CSM Acquisition Corp., the Registrant, Creative Socio-Medics Corp. ("Old CSM"), and Advanced Computer Techniques, Inc. ("ACT")
2.21    Amendment dated April 13, 1994 to the Purchase Agreement.
2.31 Disclosure Letter to the Plan and Agreement of Reorganization ("Purchase Agreement") dated as of April 13, 1994, by and among Consolidated Technology Group Ltd., CSM Acquisition Corp., the Registrant, Old CSM, and ACT.
2.41    Second Amendment dated June 16, 1994 to the Purchase Agreement.
2.51    Agreement   dated  October  26,  1994,   between  the   Registrant   and
        Consolidated Technology Group, Ltd. ("Consolidated") relating to the plan and agreement of reorganization dated as of April 13, 1994, as amended, among the Registrant, Consolidated, CSM Acquisition Corp., Creative Socio-Medics Corp. and Advanced Computer Techniques, Inc.
2.61 Letter agreement dated December 5, 1994, between the Registrant and Consolidated.
3.11    Restated   Certificate   of   Incorporation,   as   amended,   including
        certificates of designation with respect to the Series A, B and D Preferred Stock.
3.21    By-Laws
4.11 Form of Warrant Agreement dated August 13, 1996, among the Registrant, American Stock Transfer & Trust Company, as Warrant Agent, and Monroe Parker Securities, Inc., to which the form of Series A Redeemable Common Stock Purchase Warrant is included as an exhibit.
4.22    Form of Amendment to the Warrant Agreement.
10.11 Employment Agreement dated June 16, 1994, between the Registrant and Leonard M. Luttinger, as amended. 10.22 Employment Agreement dated as of August 15, 1996, between the Registrant and James L. Conway. 10.31 Employment Agreement dated June 16, 1994, between the Registrant and John F. Phillips, as amended.
10.41 Employment Agreement dated June 16, 1994, between the Registrant and Anthony F. Grisanti. 10.51 Agreement dated March 1, 1996 between the Registrant and The Trinity Group, Inc.
10.61   1993 Long-Term Incentive Plan.
10.71   Form of Series B Common Stock Purchase Warrant.
10.81 Form of Option Agreement from SIS Capital Corp. to certain officers of Old CSM.
10.91 Agreement dated March 3, 1995 between CSM and United Credit Corporation, as amended.
10.101 Software licensing and service agreement dated April 27, 1996 between the Registrant and IBN Limited.
10.111 Letter agreement dated February 28, 1996 between the Registrant and Oasis Technology Ltd. ("Oasis) relating to a proposed joint venture.
10.121 Source code license agreement dated November 10, 1995 between the Registrant and Oasis.
10.131 Software marketing and distribution agreement between the Registrant and Oasis.
10.141 Joint marketing letter agreement dated March 31, 1995 between the Registrant and Oasis.
10.151 Agreement dated February 7, 1996 between the Credit Card Acquisition Corp. and Fiton Business, S.A.
10.162 Stockholders agreement dated as of September 2, 1996 between the Registrant, Consolidated Technology Group Ltd. 1174378 Ontario Inc. and Credit Card Acquisition Corp. (a subsidiary of the Registrant), Oasis Technologies Holdings, Ltd. and Oasis Technology Ltd.
10.172 Amendment dated July 22, 1997, to March 3, 1995 agreement between CSM and United Credit Corporation.
11.1    Computation of loss per share.
21.1    Subsidiaries of the Registrant.
24.1    Consent of Moore Stephens,  P.C.
25.1    Powers of attorney (See Signature Page)
27.1    Financial data schedule.

_____________
1 Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.

2 Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-32391, which was declared effective by the Commission on September 17, 1997, and incorporated herein by reference.