Form 10-K/A
period 1997-12-31
NETSMART TECHNOLOGIES INC
filed 1998-04-30
CIK 1011028

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                 -------------------


                                     FORM 10-K/A

                                   Amendment No. 1

                        For the Year Ended December 31, 1997


                             Commission File No. 0-21177


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





     Purpose of Amendment: To include Part III and amended Financial Statements

                                      PART III

Item 10.    Directors and Executive Officers of the Registrant

            The directors and executive officers of the Company at April 30, 1998, are as follows:

Name                   Age     Position
Edward D. Bright 1     66      Chairman of the board and director
James L. Conway        49      President, chief executive officer and director
Leonard M. Luttinger   48      Vice president and director
Anthony F. Grisanti    49      Chief financial officer, treasurer and secretary
John F. Phillips       57      Vice president -- marketing and director
Storm R. Morgan        31      Director
Seymour Richter 1      61      Director

----------
1     Member of the audit and compensation committees.

      Mr. Edward D. Bright has been chairman of the board and a director of the Company since April 1998. In April 1998, Mr. Bright was also elected as chairman, secretary, treasurer and a director of Consolidated, a public company whose business, in addition to the Company, includes technical temporary staffing services and telecommunications services, and a director of Trans Global Services, Inc. ("Trans Global"), a publicly-held subsidiary of Consolidated that provides technical temporary staffing services. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to Creative Socio Medics Corp. ("CSM"), a subsidiary of the Company which was acquired from Advanced Computer Techniques, Inc. ("ACT") in June 1994. From June 1994 until January 1996, he was chief executive officer of the Company. He was a senior executive officer and a director of CSM and ACT for more than two years prior to June 1994.

      Mr. James L. Conway has been president and a director of the Company since January 1996 and chief executive officer since April 1998. Since 1993, he has been president of S-Tech Corporation ("S- Tech"), which, until April 1998, was a wholly-owned subsidiary of Consolidated which manufactures specialty vending equipment for postal, telecommunication and other industries. From 1990 to 1993, he was a consultant to General Aero Products Corp. ("General Aero"), a Long Island based defense manufacturing firm as debtor in possession of General Aero following its filing under Chapter 11 of the Federal Bankruptcy Act in 1989. Mr. Conway devotes substantially all of his time to the business of the Company.

      Mr. Leonard M. Luttinger has been a director of the Company since its organization in September 1992 and was president from September 1992 until January 1996, when he became chief operating officer. In October 1996, he became vice president of the Smartcard Division. From March 1991 to September 1992, Mr. Luttinger was vice president of smart card systems for Onecard, a corporation engaged in the development of smart-card technology. From June 1966 to February 1991, he was employed at Unisys, a computer corporation, and its predecessor Burroughs Corporation, in various capacities, including manager of semiconductor and memory products and manager of scientific systems.

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

      Mr. Storm R. Morgan has been a director of the Company since January 1996. Mr. Morgan is also senior vice president of Oasis, a position he has held since 1991, and an officer and director of SMI Corporation ("SMI"), a position he has held since 1989. Mr. Morgan is the sole stockholder of SMI.

      Mr. Seymour Richter has been a director of the Company since April 1998. Since April 1998, he has been president, acting chief executive officer and a director of Consolidated. From July 1995 until April 1998, Mr. Richter was employed by Patterson Travis Operating Account, Inc., a private company that makes investments for its own account. For more than five years prior thereto, he was the chief executive officer of Touch Base Ltd., an independent selling organization in the apparel industry. Mr. Richter is also a director Trans Global.

      Messrs. Bright and Richter were elected to the board following the resignation of Messrs. Lewis S. Schiller and Norman J. Hoskin in April 1998.

      In 1997, the board of directors created audit and compensation committees, both of which are composes of two independent directors. Messrs. Edward D. Bright and Seymour Richter are the members of both committees. The audit committee has the authority to approve the Company's audited financial statements, to meet with the Company's independent auditors, to review with the auditors and with management any management letter issued by the auditors and to generally exercise the power normally accorded an audit committee of a public corporation. In addition, any transactions between the Company or its subsidiaries, on the one hand, and any officer, director or principal stockholder or any affiliate of any officer, director or principal stockholder, on the other hand, requires the prior approval of the audit committee.

      The compensation committee serves as the stock option committee pursuant to the Company's stock option plans. In addition, it reviews and approves any changes in compensation for the Company's executive officers.

      Directors are elected for a term of one year.

      None of the Company's officers and directors are related.

      The Company's Certificate of Incorporation includes certain provisions, permitted under Delaware law, which provide that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director except for liability (i) for any breach of the director's duty of loyalty to the Company or its stockholders,
(ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for any transaction from which the director derived an improper personal benefit, or (iv) for certain conduct prohibited by law. The Certificate of Incorporation also contains broad indemnification provisions. These provisions do not affect the liability of any director under Federal or applicable state securities laws.

Item 11.    Executive Compensation

      Set forth below is information with respect to compensation paid or accrued by the Company and its subsidiaries for the years ended December 31, 1997, 1996 and 1995 to its chief executive officer and to each four most highly compensated executive officers officer whose compensation exceeded $100,000 for 1997.


                                        Annual Compensation         Long-Term Compensation (Awards)
                                        -------------------         ------------------------------
                                                                    Restricted Stock   Options, SARs
                                                                    ----------------   -------------
Name and Principal Position    Year   Salary    Bonus      Other    Awards (Dollars)     (Number)
---------------------------    ----   ------    -----      -----    ---------------       ------
Lewis S. Schiller, CEO 1       1997        --       --         --                 --             --
                               1996        --       --         --                 --             --
                               1995        --       --         --                 --         52,500
James L. Conway, president     1997  $125,000       --         --                 --             --
                               1996    77,408       --         --                 --        268,750
Leonard M. Luttinger, vice     1997   136,895       --         --                 --             --
president                      1996    62,500  $67,262         --                 --        156,250
                               1995   125,000       --         --                 --        176,678
John F. Phillips, vice         1997   109,500   89,657         --                 --             --
chairman and vice president    1996   100,000   33,906         --                 --         27,000
                               1995   123,900       --         --                 --         38,768
Anthony F. Grisanti, chief     1997    87,600   73,888         --                 --             --
financial officer              1996    80,000   23,500         --                 --         15,000
                               1995    80,000       --         --                 --         32,464

----------
1     Mr.  Schiller  resigned as an officer and director of the Company in April
      1998. Mr. Schiller has received no compensation  from the Company.  During the years ended December 31, 1997,  1996 and 1995, the total  compensation paid or accrued by Consolidated to Mr. Schiller was $974,000, $340,000 and
      $250,000, respectively.

      The annual salary paid by Consolidated to Mr. Schiller pursuant to his employment agreement with Consolidated was $250,000, subject to a cost of living increase, prior to September 1, 1996. Effective September 1, 1996, Mr.
Schiller's annual salary from Consolidated was increased to $500,000. In addition, Mr. Schiller receives incentive compensation from Consolidated based on the results of Consolidated's operations and owns 10% of the equity interest of Consolidated or SIS Capital Corporation ("SISC"), a wholly-owned subsidiary of Consolidated, in each of their operating subsidiaries and investments.
Pursuant to such agreement, Mr. Schiller and his designees received 10% of SISC's equity interest in the Company and other subsidiaries of SISC. In addition, Mr. Schiller was entitled to 20% of SISC's gross profit in the event of any sale of any of its subsidiaries. In April 1998, in connection with his resignation as a director and officer of Consolidated and its subsidiaries, Consolidated purchased Mr. Schiller's employment agreement, as a result of which the agreement is no longer in effect.

      In June 1994, the Company entered into five-year employment agreements with Messrs. Leonard M. Luttinger, John F. Phillips and Anthony F. Grisanti, which provide for annual base salaries of $125,000, $125,000 and $80,000, respectively. The agreements provide for an annual cost of living adjustment,


                                       - 3 -



an automobile allowance and a bonus of 4% of income before income taxes for Messrs. Luttinger and Phillips and 2% of income before income taxes for Mr.
Grisanti. The maximum bonus is 300% of salary for Messrs. Luttinger and Phillips and 200% of salary for Mr. Grisanti. For 1996, Messrs. Luttinger and
Phillips agreed to reduced base salaries of $62,500 and $100,000, respectively, with certain incentives if certain targets are attained. For 1997, Mr. Phillips agreed to a reduced base salary of $109,000 plus commissions. In August 1996, the Company entered into an agreement with Mr. James L. Conway pursuant to which it pays him an annual salary of $125,000, subject to a cost of living adjustment, an automobile allowance and a bonus of 5% of income before income taxes up to a maximum of 300% of his salary. Prior to August 1996, Mr. Conway received a salary of $52,000 per year.

      No stock options or SARs were granted during 1997. The following table sets forth information concerning the exercise of options and warrants during the year ended December 31, 1997 and the year-end value of options and warrants held by the Company's officers named in the remuneration table. No SARs have been granted.

 Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value



                                                          Number of
                                                          Securities            Value of
                                                          Underlying            Unexercised In-
                                                          Unexercised           the-Money
                                                          Options1 at Fiscal    Options at Fiscal
                                                          Year End              Year End2

                            Shares Acquired   Value       Exercisable/          Exercisable/
      Name                  Upon Exercise    Realized     Unexercisable         Unexercisable
      ----                  -------------    --------     -------------         -------------
Lewis S. Schiller3              --               --         166,667/            --/
                                                            --                  --
James L. Conway                 --               --         268,750/            --/
                                                            --                  --
Leonard M. Luttinger            --               --         183,018/            $15,098/
                                                            --                  --
John F. Phillips                --               --         65,768/             22,814/
                                                            --                  --
Anthony F. Grisanti             --               --         47,464/             19,817/

                                                            --                  --
----------
1     The number of shares of Common Stock subject to options includes shares of
      Common Stock issuable upon exercise of warrants.

2 The determination of "in the money" options at December 31, 1997, is based on the closing price of the Common Stock on the Nasdaq SmallCap Market on December 31, 1997, which was $.875.

3 Warrants held by Mr. Schiller include warrants issued to him by the Company and warrants transferred to him by SISC. Such warrants were issued to him by the Company or transferred to him by SISC, as the case may be, in 1996.




                                       - 4 -

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, based on information provided by the persons named below, the number and percentage of shares of outstanding Common stock owned by each person known to the Company to own at least 5% of the Company's Common Stock, each director, each officer named in the summary compensation table, and all directors and officers as a group, as of April 30, 1998:


                             Amount and Nature
Name and                     of Beneficial
Address1                     Ownership2               Percent of Ownership
--------                     ---------                --------------------

SIS Capital Corp.3            3,530,070                39.7%
160 Broadway
New York, NY 10038

Storm R. Morgan4                307,000                 3.6%

James L. Conway5                293,750                 3.4%

Leonard M. Luttinger6           231,662                 2.7%

Edward D. Bright7               108,912                 1.3%

John F. Phillips8               108,912                 1.3%

Anthony F. Grisanti9             67,384                 *

Seymour Richter                      --                  --

All directors and officers    1,217,620                13.3%
as a group (seven individuals) 4, 5, 6, 7, 8, 9


----------
1 Unless otherwise indicated, the address of each person is c/o Netsmart Technologies, Inc., 146 Nassau Avenue, Islip, New York 11751.

2 Unless otherwise indicated, each person named has the sole voting and sole investment power and has direct beneficial ownership of the shares.

3 Represents (a) 2,965,070 shares of Common Stock owned by SISC and (b) 565,000 shares of Common Stock issuable upon exercise of Series B Warrants owned by SISC which are exercisable at $2.00 per share (15,000 shares) and $4.00 per share (550,000 shares).

4 Includes 262,500 shares of Common Stock issuable upon exercise of Series B Warrants owned by Mr. Morgan which are exercisable at $2.00 per share (150,000 shares) and $4.00 per share (112,500 shares).

5 Includes 268,750 shares of Common Stock issuable upon exercise of Series B Warrants owned by Mr. Conway, which are exercisable at $2.00 per share (100,000 shares) and $4.00 per share (168,750 shares).

6 Includes (a) 156,250 shares of Common Stock issuable upon exercise of Series B Warrants owned by Mr. Luttinger, which are exercisable at $2.00 per share (25,000 shares) and $4.00 per share (112,500 shares) and (b) 17,412 shares of Common Stock issuable upon the exercise of options held by Mr. Luttinger.

7 Includes 42,912 shares of Common Stock issuable upon exercise of outstanding options held by Mr. Bright.

8     Includes   42,912  shares  of  Common  Stock  issuable  upon  exercise  of outstanding options held by Mr. Phillips.

9     Includes   47,464  shares  of  Common  Stock  issuable  upon  exercise  of outstanding options held by Mr. Grisanti.


Item 13.    Certain relationships and Related Transactions

      In January 1996, Mr. Storm Morgan was elected a director of the Company. At the time of his election he was a consultant of the Company. The Company does not pay compensation to Mr. Morgan. During 1996, the Company operated under a proposed agreement pursuant to which the Company paid to SMI, of which Mr. Morgan is the sole stockholder, an officer and director, $619,700 for services provides by Mr. Morgan from a time to time on an as needed basis and for four persons to serve in management-level or other key positions of the Company on a full time basis. These individuals provided marketing, support and technical services to the Company. Mr. Morgan was not required to devote any minimum amount of time to the business of the Company. In addition, during 1996 the Company paid SMI $285,524 for expenses incurred by SMI, a substantial portion of which was reimbursed to the Company by its clients. In 1996, the Company also paid SMI $11,750 in commissions and $250,000 for services related to the Company's agreement with IBN.

      In February 1997 the Company modified its agreement with SMI reducing the monthly fees payable to $9,000. During 1997 the Company paid to SMI $124,000 for services provided by Mr. Morgan, $47,161 for expenses and consultants incurred by SMI on behalf of the Company and $9,000 in commissions. Mr. Morgan was not required to devote any minimum amount of time to the business of the Company.

      In 1994, in connection with the execution of the agreement to acquire CSM, SISC, a wholly-owned subsidiary of Consolidated and the principal stockholder of the Company, granted to Messrs. Edward D. Bright, John F. Phillips and Anthony
F. Grisanti options to purchase from SISC 66,000, 66,000 and 19,920 shares of Common Stock, respectively, at $.232 per share. Such options were exercised in 1997.

      The Company has an agreement with Consolidated pursuant to which it pays Consolidated $15,000 per month through August 1999.

      In connection with the resignations of Messrs. Lewis S. Schiller, Norman
J. Hoskin and E. Gerald Kay, in April 1998, the Company exchanged general releases with such persons.

      In connection with the Company's accounts receivable financing, Mr. Schiller guaranteed the Company's obligations to the lender and Mr. Anthony F. Grisanti issued his guaranty which is limited to the losses or liability resulting from certain irregularities by the Company in the submission of invoices for advances and the failure to pay over the proceeds from accounts to the lender. The Company knows of no such irregularities. The advances under this facility were $935,000 at December 31, 1997 and $1,338,000 at April 30, 1998. The maximum borrowings under the facility, subject to the borrowing formula, is $1,250,000, which is to increase to $1,500,000 on August 1, 1998. The lender has, from time to time, permitted the Company to exceed the present borrowing limitation.

Item 14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K.

1.    Financial Statements.

      The Financial Statements begin on Page F-1

1.      Financial Statements
        F-3                 Report of Moore Stephens, P.C. Independent Auditors
        F-4 - F-5           Consolidated Balance Sheets as of December 31, 1997
                            and 1996
        F-6 - F7            Consolidated Statements of Operations for the Years
                            Ended December 31, 1997, 1996 and 1995
        F-8                 Consolidated Statements of Stockholders' Equity for
                            the Years Ended December 31, 1997, 1996 and 1995
        F-9 - F-11          Consolidated Statements of Cash Flows for the Years
                            Ended December 31, 1997,  1996 and 1995
        F-12 - F-30         Notes to Consolidated Financial Statements

2.      Financial Statement Schedules
        None

3.      Reports on Form 8-K
        None

4.      Exhibits

                           NETSMART TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------
INDEX
------------------------------------------------------------------------------



                                                            Page to Page
                                                            ------------

Independent Auditor's Report................................F-3

Consolidated Balance Sheets.................................F-4.....F-5

Consolidated Statements of Operations.......................F-6.....F-7

Consolidated Statements of Stockholders' Equity.............F-8

Consolidated Statements of Cash Flows.......................F-9.....F-11

Notes to Consolidated Financial Statements .................F-12....F-30




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








                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
March 26, 1998
[Except for Note 19 as to which
the date is April 2, 1998]

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                   December 31,
                                                   ------------
                                                1 9 9 7      1 9 9 6
                                                -------      -------
Assets:
Current Assets:
  Cash and Cash Equivalents                  $   854,979   $    998,317
  Accounts Receivable - Net                    2,182,418      2,284,450
  Costs and Estimated Profits in Excess
   of Interim Billings                           542,324        931,786
  Other Current Assets                            83,770         82,205
                                               ---------      ---------

  Total Current Assets                         3,663,491      4,296,758
                                               ---------      ---------

  PROPERTY AND EQUIPMENT - NET                   308,583        382,586
                                               ---------      ---------

Other Assets:
  Software Development Costs                      183,150        250,920
  Investment in Joint Venture at Equity                --        120,546
  Customer Lists                                3,067,676      3,128,814
  Other Assets                                    116,903         71,105
                                               ----------     ----------

  Total Other Assets                            3,367,729      3,571,385
                                               ----------     ----------

  Total Assets                               $  7,339,803    $ 8,250,729
                                               ==========     ==========



See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                          December 31,
                                                          ------------
                                                    1 9 9 7         1 9 9 6
                                                    -------         -------
Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable                                    $   935,177     $    590,031
  Capitalized Lease Obligations                         23,331           41,449
  Accounts Payable                                   1,131,692          983,156
  Accrued Expenses                                   1,041,120          991,075
  Interim Billings in Excess of Costs and Estimated
  Profits                                              951,885        1,102,105
  Due to Related Parties                                    --           23,542
  Deferred Revenue                                     117,080           88,420
                                                     ---------        ---------

  Total Current Liabilities                          4,200,285        3,819,778
                                                     ---------        ---------

Capitalized Lease Obligations                               --           15,945
                                                     ---------        ---------

Commitments and Contingencies                               --               --
                                                     ---------        ---------

Stockholders' Equity:
  Preferred Stock, $.01 Par Value; Authorized 3,000,000
    Shares; Authorized, Issued and Outstanding:

    Series D 6% Redeemable Preferred Stock - $.01 Par
      Value 3,000 Shares Authorized, 1,210 Issued and
      Outstanding [Liquidation Preference of $1,            12               12

  Additional Paid-in Capital - Series D Preferre     1,209,509        1,209,509

  Common Stock - $.01 Par Value; Authorized
    15,000,000 Shares; Issued and Outstanding
    8,333,996 Shares at December 31, 1997,
    6,798,203 Shares at December 31, 1996               83,339           67,982

  Additional Paid-in Capital - Common Stock         17,140,109       14,863,328

  Accumulated Deficit                              (15,293,451)     (11,725,825)
                                                    ----------       ----------

  Total Stockholders' Equity                         3,139,518        4,415,006
                                                    ----------       ----------

  Total Liabilities and Stockholders' Equity       $ 7,339,803     $  8,250,729
                                                     =========       ==========





See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

                                                 Y e a r s    e n d e d
                                                 ----------------------
                                                  D e c e m b e r   3 1,
                                                  ----------------------
                                          1 9 9 7        1 9 9 6      1 9 9 5
                                          -------        -------      -------
Revenues:
  Software and Related
    Systems and Services:
    General                             4,366,006   $  5,108,095   $  4,541,000
    Maintenance Contract
      Services                          1,280,465      1,225,709      1,099,000
                                        ---------      ---------      ---------
    Total Software and Related
      Systems and Services              5,646,471      6,333,804      5,640,000

  Data Center Services                  2,235,209      2,207,155      1,742,000
                                        ---------      ---------      ---------

  Total Revenues                        7,881,680      8,540,959      7,382,000
                                        ---------      ---------      ---------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                             3,760,424      5,114,882      3,986,000
    Maintenance Contract
      Services                            928,316        595,366        743,000
                                          -------        -------      ----------

    Total Software and Related
      Systems and Services              4,688,740      5,710,248      4,729,000

  Data Center Services                  1,466,107      1,220,368        889,000
                                        ---------      ---------      ---------

  Total Cost of Revenues                6,154,847      6,930,616      5,618,000
                                        ---------      ---------      ---------

  Gross Profit                          1,726,833      1,610,343      1,764,000

 Provision for Doubtful Accounts          814,398        260,000          8,000

 Selling, General and
  Administrative Expenses               2,841,724      1,661,854      2,472,000

Related Party Administrative
  Expenses                                180,000         69,000         18,000

Stock Based Compensation                       --      3,492,300             --

Write off of Capitalized Software         553,061             --             --
 Costs and Related Hardware

Research and Development                  201,075        278,000        699,000
                                          -------        -------        -------

Loss from Operations                   (2,863,425)    (4,150,811)    (1,433,000)

Financing Costs                                --      1,692,000        863,000

Interest Expense                          308,169        472,548        355,000

Equity in Net Loss of Joint Venture       287,131        264,085             --
See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                              Y e a r s    e n d e d
                                              ----------------------
                                               D e c e m b e r   3 1,
                                               ---------------------
                                         1 9 9 7        1 9 9 6        1 9 9 5
                                         -------        -------        -------

Related Party Interest
  Expense                                    --              --         199,000

  Net Loss                          $(3,458,725)   $ (6,579,444)   $ (2,850,000)
                                      =========       =========       =========


Loss Per Common Share               $      (.48)   $      (1.28)   $       (.59)
                                      =========       =========       =========

Weighted Average Number of
  Shares of Common Stock              7,160,858       5,149,253       4,821,528
                                      =========       =========       =========


See Notes to Consolidated Financial Statements.

70752
                                       F - 7



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

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
                                       ===   ===   =====  ===   =========  =========  ======  ==========   ==========   =========
See Notes to Financial Statements.

                                                   F - 8



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                        Y e a r s    e n d e d
                                                        D e c e m b e r   3 1,
                                                        ----------------------
                                                1 9 9 7        1 9 9 6        1 9 9 5
                                                -------        -------        -------

Operating Activities:
  Net Loss                                   $ (3,458,725)  $ (6,579,444)  $ (2,850,000)
                                                ---------      ---------      ---------
  Adjustments to Reconcile Net
    Loss to Net Cash [Used
    for] Provided by Operating Activities:
    Depreciation and Amortization                 600,990        486,566        872,000
    Administrative Expenses                            --          9,000          8,000
    Additional Compensation Related to the
       issuance of Equity Instruments                  --      3,492,300         22,000
    Financing Expenses related to the issuance
      of Common Stock                                  --      1,680,000             --
Write Off of Deferred Public
      Offering Costs                                   --             --        460,000
Write Off of Capitalized Software Cost
  and Related Hardware                            553,061             --             --
    Equity in Net Loss of Joint Venture           287,131        264,085         21,000
    Provision for Doubtful Accounts               814,398        260,000          8,000

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable                        (302,366)      (431,478)      (388,000)
      Costs and Estimated Profits in
        Excess of Interim Billings                (20,538)      (516,707)        87,000
      Other Current Assets                         (1,565)       (68,810)        10,000
      Other Assets                                 11,905        (10,502)            --

    Increase [Decrease] in:
      Accounts Payable                            148,536       (202,620)       159,000
      Accrued Expenses                             50,045       (332,174)       935,000
      Interim Billings in Excess of
        Costs and Estimated Profits              (150,220)       160,626       (217,000)
      Due to Related Parties                      (21,245)      (143,458)       496,000
      Deferred Revenue                             (4,439)       (52,580)       141,000
                                                    -----         ------        -------

    Total Adjustments                           1,965,693      4,594,248      2,624,000
                                                ---------      ---------      ---------

  Net Cash - Operating Activities - Forward    (1,493,032)    (1,985,196)      (226,000)
                                                ---------      ---------      ---------

Investing Activities:
  Acquisition of Property and
    Equipment                                    (216,041)      (181,033)      (138,000)
  Software Development Costs                     (462,000)      (278,800)            --
  Investment in Joint Venture                    (166,585)      (384,631)            --
                                                ---------      ---------      ---------

  Net Cash - Investing Activities -
    Forward)                                 $   (844,626)  $   (844,464)   $  (138,000)

See Notes to Consolidated Financial Statements.


                                          F - 9



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                        Y e a r s    e n d e d
                                                        ----------------------
                                                        D e c e m b e r   3 1,
                                                        ----------------------
                                                1 9 9 7        1 9 9 6        1 9 9 5
                                                -------        -------        -------

  Net Cash - Operating Activities -
    Forwarded                                $ (1,493,032)   $ (1,985,196)   $  (226,000)
                                                ---------       ---------       --------

  Net Cash - Investing Activities -
    Forwarded                                    (844,626)       (844,464)      (138,000)
                                                ---------       ---------       --------

Financing Activities:
  Proceeds from Short-Term Notes                  345,146         500,000        831,000
  Payment of Short-Term Notes                                    (912,270)      (190,000)
  Payment of Bank Note Payable                                    (79,000)      (175,000)
  Payment of Short-Term Notes
    to related party                                             (750,000)            --
  Payment of Capitalized Lease
    Obligations                                   (34,063)       (145,146)       (29,000)
  Issuance of Common Stock                                      5,175,000             --
  Proceeds from Warrant exercise                1,917,319       1,600,000             --
  Proceeds from Stock Option Exercise              40,913              --             --
 Cash Overdraft                                                   (95,536)        56,000
  Redemption of Series B Preferred Stock                          (96,000)            --
  Costs associated with issuance of Stock         (74,995)     (1,369,071)
  Deferred Public Offering Costs                                       --       (129,000)
                                                ---------       ---------       --------

  Net Cash - Financing Activities               2,194,320       3,827,977        364,000
                                                ---------       ---------       --------

  Net Increase [Decrease] in Cash                (143,338)        998,317             --

Cash - Beginning of Periods                       998,317              --             --
                                                ---------       ---------       --------

  Cash - End of Periods                      $    854,979    $    998,317    $        --
                                                =========       =========       ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                 $    352,837    $    481,856    $   349,000
    Income Taxes                             $         --    $         --    $        --

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






                                         F - 10

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



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

  See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #1
------------------------------------------------------------------------------


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

As of December 31, 1997, approximately 35.7% of the Company's outstanding Common Stock was owned by SIS Capital Corp. ("SISC"), which is a wholly-owned subsidiary of Consolidated Technology Group Ltd. ("Consolidated"), a public company. Although the company is not majority owned by Consolidated, Consolidated has effectual control through common Boards of Directors and other means, thus the Company is treated as a subsidiary of Consolidated for financial reporting purposes.

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

Concentration of Credit Risk - The Company extends credit to customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of the customers believes that its accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near term.

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies - [Continued]

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies - [Continued]

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

Information related to capitalized software costs is as follows:

      Years ended December 31                 1997        1996        1995
      -----------------------                 ----        ----        ----

      Beginning of Year                   $ 250,920   $     --    $ 419,000
      Capitalized                           462,000    278,800           --
      Amortization                         (114,885)   (27,880)    (419,000)
      Net Realizable Value Adjustment      (414,885)        --           --
                                            -------     ------      -------

                                          $ 183,150   $250,920    $      --
                                            =======    =======      =======

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

Customer lists at December 31, 1997 and 1996 are as follows:

                                               December 31,
                                               ------------
                                          1 9 9 7        1 9 9 6
                                          -------        -------

Customer Lists                            $4,106,223    $3,850,814
Less: Accumulated Amortization             1,038,547       722,000
                                           ---------     ---------

  Net                                     $3,067,676    $3,128,814
  ---                                      =========     =========


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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies - [Continued]

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies - [Continued]

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

[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $348,029, $288,029 and $146,263 at December 31, 1997, 1996 and 1995 respectively. The changes in the allowance for doubtful accounts are summarized as follows:

                                                  December 31,
                                          ---------------------------
                                          1997        1996       1995
                                          ----        ----       ----

      Beginning Balance                 $288,029    $146,263   $137,842
      Provision for Doubtful Accounts    814,398     260,000     60,000
      Recoveries                              --          --         --
      Charge-offs                       (754,398)   (118,234)   (51,579)
                                        --------     -------     ------


      Ending Balance                    $348,029    $288,029   $146,263
                                         =======     =======    =======


[4] Costs and Estimated Profits in Excess of Interim Billings and Interim Billings in Excess of Costs and Estimated Profits

Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

                                                       December 31,
                                                       ------------
                                                  1 9 9 7        1 9 9 6
                                                  -------        -------

Costs Incurred on Uncompleted Contracts          $ 2,730,054    $ 3,483,918
Estimated Profits                                  1,293,104        652,749
                                                   ---------      ---------

Total                                              4,023,158      4,136,667
Billings to Date                                   4,432,719      4,306,986
                                                   ---------      ---------

   Net                                           $  (409,561)   $  (170,319)
   ---                                             =========      =========



Included in the accompanying balance sheet under the following captions:

Costs and estimated profits in excess of interim $   542,324    $   931,786
Interim billings in excess of costs and estimate    (951,885)    (1,102,105)
                                                   ---------      ---------

   Net                                           $  (409,561)   $  (170,319)
   ---                                             =========      =========

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[5] Going Concern Considerations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and the accumulated deficit at December 31, 1997 is $15,293,451. The ability of the Company to continue as a going concern is dependent upon the success of the Company's marketing effort and its access to sufficient funding to enable it to continue operations. The Company has been funded through December 31, 1997 through loans from principal stockholders, an asset-based lender and others, and from the sale of stocks and warrants [See Notes 7 and 8]. All these factors had raised substantial doubt about the ability of the Company to continue as a going concern.

Such substantial doubt has been alleviated due to the Company's implementation of the Health System Design Corporation agreement in the first quarter of 1998, which will allow the Company to provide the "Provider Management Information System" to nearly 600 provider agencies in the State of Ohio. In addition, in the first quarter of 1998, the Company secured contracts such as the New Jersey University of Medicine and Dentistry, to install its BHIS System. Management believes that the gross profit from the implementation of the Provider Management Information System and installation of its BHIS System will range from $1.6 million to $3.1 million. The Company believes that the $1.6 million gross profit can be attained with a minimal increase in the existing staff. In addition, the Company is currently negotiating the sale of its CarteSmart business which to date has incurred substantial losses.

There can be no assurances that management's plans to reduce operating losses by increasing revenues to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[6] Property and Equipment

Property and equipment consist of the following:
                                                      December 31,
                                                      ------------
                                                   1 9 9 7    1 9 9 6
                                                   -------    -------

Equipment, Furniture and Fixtures              $  582,207   $  538,634
Leasehold Improvements                            164,335      164,335
                                                ---------    ---------

Totals - At Cost                                  746,542      702,969
Less:  Accumulated Depreciation                   437,959      320,383
                                                ---------    ---------

   Net                                         $  308,583   $  382,586
   ---                                          =========    =========

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------


[7] Related Party Transactions - [Continued]

[A] Issuance of Stock at Organization - [Continued]

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

[B] Loans by Related Parties - At September 30, 1995, the total indebtedness due SISC was $2,960,000 plus interest of $388,000. As of such date, (i) the interest was exchanged for 1,125,000 shares of common stock, (ii) $2,210,000 of the debt was exchanged for 2,210 shares of Series D 6% preferred stock ["Series D preferred stock"], having a liquidation price of $1.00 per share and a redemption price of $1,000 per share, and (iii) the remaining $750,000 due SISC is represented by the Company's 10% subordinated note due January 15, 1997 or earlier upon the completion of the Company's initial public offering. This note was paid in 1996. In conjunction with the September 30, 1995 debt restructuring, $136,000 which was previously recorded as paid-in capital, was reclassified to debt owed to SISC. The Series D preferred stock may be redeemed at the option of the Company commencing October 1, 1998, and is redeemable at any time after issuance from 50% of the proceeds of any over allotment on the Company's initial public offering or other issuance of equity securities subsequent to the completion of the Company's initial public offering.

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------


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

Notes payable consist of the following:
                                                      December 31,
                                                      ------------
                                                   1 9 9 7     1 9 9 6
                                                   -------     -------
Asset-Based  Lender - payable on demand
  with  interest at prime plus 8 1/2% in
  1997 and the greater of 18% per annum
  or prime plus 8% in 1996                       $ 935,177   $ 590,031
                                                   =======     =======

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------


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

Deferred Tax Asset

  Federal and State Net Operating Loss Carryforwards        $ 4,200,000
  Stock Based Compensation Awards                             1,400,000
  Less: Valuation Allowance                                  (5,600,000)
                                                              ---------

Net Deferred Tax Asset                                      $        --
                                                              =========

The Valuation Allowance increased by $900,000 and $2,900,000 in 1997 and 1996 respectively.

The provision for income taxes varies from the amount computed by applying statutory rates for the reasons summarized below:
                                                1997          1996
                                                ----          ----
Provision Based on Statutory Rates               (34)%          (34)%
State Taxes Net of Federal Benefit                (6)%           (6)%
Increase in Valuation Allowance                    40%            40%
                                                ------         ------

  Total                                            --%            --%

The expiration dates of net operating loss carryforwards are as follows:

December 31,                               Amount

   2007                                   $    72,000
   2008                                       433,000
   2009                                     2,029,000
   2010                                     1,704,000
   2011                                     2,935,000
   2012                                     3,399,000
                                           ----------
                                          $10,572,000
                                           ==========

[10] Capital Stock

Capital Stock - The Company is authorized to issue 3,000,000 shares of preferred stock, par value $.01 per share, and 15,000,000 shares of common stock, par value $.01 per share. The Company's Board of Directors is authorized to issue preferred stock from time to time without stockholder action, in one or more distinct series. The Board of Directors is authorized to determine the following rights and preferences, among others, for each series: (i) the rate of dividends and whether such dividends shall

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------


[10] Capital Stock - [Continued]

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

On August 19, 1996 the Company completed a public offering whereby it sold 646,875 units at a price of $8 per unit for net proceeds of approximately $3.8 million. Each unit consisted of two shares of

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------


[10] Capital Stock - [Continued]

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

See Note 14 for information relating to the Company's 1993 Long-Term Incentive Plan.

[11] Capitalized Lease Obligations

Future minimum payments under capitalized lease obligations as of December 31, 1997 are as follows:

Year ending
-----------
December 31,
------------
     1998                                               $  23,596
                                                           ------

     Total Minimum Payments                                23,596
     Less Amount Representing Interest at 12% Per annum       265

     Balance                                            $  23,331
     -------                                               ======

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

                                    Carrying Amount         Fair Value
                                    ---------------         ----------
                                    December 31,            December 31,
                                    ------------            ------------

                                    1997       1996         1997       1996
                                    ----       ----         ----       ----

Debt Maturing Within One Year    $ 935,000   $ 590,000    $ 935,000  $ 590,000
                                   =======     =======      =======    =======

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------


[13] Commitments and Contingencies - [Continued]

Minimum annual rentals under noncancellable operating leases having terms of more than one year are as follows:

Years ending
December 31,
  1998                              $371,000
  1999                               123,000
  2000                                67,000
  2001                                21,000
  2002                                14,000
                                     -------

   Total                            $596,000
                                     =======

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

On or about September 29, 1995, an action was commenced against the Company by the filing of a summons with notice in the Supreme Court of the State of New York, County of New York. The action was commenced by Jacque W. Pate, Jr., Melvin Pierce, Herbert A. Meisler, John Gavin, Elaine Zanfini, individually and derivatively as shareholders of Onecard Health Systems Corporation and Onecard Corporation, which corporations are collectively referred to as "Onecard." The named defendants include, in addition to the Company, officers and directors of the Company, its principal stockholder and the parent of its principal stockholder. A complaint was served on November 15, 1995. The complaint makes broad claims respecting alleged misappropriation of Onecard's trade secrets, corporate assets and corporate opportunities, breach of fiduciary relationship, unfair competition, fraud, breach of trust and other similar allegations, apparently arising at the time of, or in connection with the organization of, the Company in September 1992. The complaint seeks injunctive relief and damages, including punitive damages, of $130 million. In September 1996 the above action was dismissed. In March 1997, the plaintiff has refiled a new action with the same allegations and stating claims that were at the basis of the original complaint. Such action is in the amount of $130,000,000. The Company contends that the technology and software were created from a "clean office start" and the action is without merit and frivolous. No assessment as to any outcome can be made at this time as the matter is in its very preliminary stages. The Company denies any allegation of wrongdoing and intends

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------


[13] Commitments and Contingencies - [Continued]

to vigorously defend the action. The plaintiff has not supplied documentation requested by the defendants as part of their discovery process, nor is plaintiff represented by an attorney. The Company plans to file a motion to dismiss the action.

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



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS, Sheet #14
------------------------------------------------------------------------------


[14] Stock-Based Compensation - [Continued]

A summary of the activity under the Company's stock option plan is as follows:

                                      1997                  1996                1995
                               ----------------     -----------------    --------------------
                                       Weighted              Weighted            Weighted
                                       --------              --------            --------
                                       Average               Average             Average
                                       -------               -------             -------
                                       Exercise              Exercise            Exercise
                                       --------              --------            --------
                               Shares  Price        Shares   Price       Shares  Price
                               ------  -----        ------   -----       ------  -----

Outstanding - Beginning of
  Years                       611,120  $ 1.60       369,120  $ .265      206,250 $ 5.33
Granted During the Years           --      --       242,000    3.57      369,102   .265
Canceled During the Years          --      --            --      --     (206,250)  5.33
Expired During the Years           --      --            --      --           --     --
Exercised During the Years   (164,777)   .248            --      --           --     --
                              -------    ----       -------    ----      -------   ----

 Outstanding - End of Years   446,343  $ 2.06       611,120    1.60      369,120   .265
                                                    =======    ====      =======   ====

 Exercisable - End of Years   325,343  $1.504       178,878    .265           --     --
                              ======    =====       =======    ====      =======   ====


                                      1997                  1996                1995
                            -------------------    ------------------   -----------------
                            Weighted   Weighted    Weighted  Weighted   Weighted Weighted
                            --------   --------    --------  --------   -------- --------
                            Average    Average     Average   Average    Average  Average
                            --------   -------     -------   -------    -------  -------
                            Exercise   Fair        Exercise  Fair       Exercise Fair
                            --------   ----        --------  ----       -------- ----
                            Price      Value       Price     Value      Price    Value
                            -----      -----       -----     -----      -----    -----
Options Issued with
Exercise Price Above
Stock Price at Date of
Grant                          --         --       $5.37     $  .93         --      --

Options Issued with Exercise
Price Equal to Stock Price at
Date of Grant                  --         --          --         --      $.265    $.14

Options Issued with Exercise
Price Below Stock Price at
Date of Grant                  --         --       $2.00      $1.78         --      --

The following table summarizes stock option information as of December 31, 1997:

                                                  Weighted
                                                  --------
                                           Average Remaining    Weighted Average
                                           -----------------    ----------------
Range of Exercise Prices         Shares     Contractual Life     Exercise Price
-----------------------          ------     ---------------      ---------------

$.232 to $.345                     204,343      3.0 Years            $ .283
$2.00                              129,500      3.3 Years              2.00
$5.37                              112,500      3.7 Years              5.37
                                   -------      ---------             -----

   Totals                          446,343      3.3 Years            $ 2.06
                                   =======      =========            ======

In October 1993, the Company issued to SISC warrants to purchase 375,000 shares of common stock at $10.00 per share, 225,000 shares at $6.67 per share and 150,000 shares of common stock at $2.67



                                     F - 25

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
------------------------------------------------------------------------------


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

In July 1996, pursuant to a warrant exchange, (a) the holders of outstanding warrants having a $2.00 exercise price exchanged one third of such warrants for outstanding warrants to purchase, at an exercise price of $4.00 per share, 150% of the number of shares of common stock issuable upon exercise of the outstanding warrants that were exchanged, and (b) the exercise price of the outstanding warrants have a $5.00 exercise price was reduced to $4.00. Prior to the warrant exchange, there were outstanding warrants to purchase 2,516,250 shares of common stock at $2.00 per share and outstanding warrants to purchase 2,637,500 shares of common stock at $5.00 per share outstanding. As a result of the warrant exchange, there are outstanding warrants to purchase 1,677,500 shares of common stock at $2.00 per share and 1,895,625 shares of common stock at $4.00 per share. These warrants may be exercised commencing February 13, 1997 or earlier if approved by the company and the underwriter. An affiliate of the Company, a member of the board of the directors and a Company controlled by such directors, were given permission to exercise options in August 1996. This individual and entities exercised warrants to purchase 800,000 shares at $2.00 per share in August 1996. All of the warrants expire on December 31, 1999. These warrants are Series B Common Stock Purchase Warrants. The Company recorded compensation expenses of $3,337,500 in relation to the issuance of these warrants.

The Company issued 646,875 Series A Common Stock Purchase Warrants as a part of its initial public offering of its securities. These warrants are exercisable for the two year period commencing August 13, 1997 at a price of $4.50 per share. In addition, the Company issued 250,000 Series A Common Stock Purchase Warrant to various accredited investors (See Note 8). These warrants have the same term as the warrants issued to the general public.

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
                                          =========       =========                   ====

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #18
------------------------------------------------------------------------------


[14] Stock-Based Compensation - [Continued]

The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations, for stock options issued to employees in accounting for its stock options plans. Total compensation cost recognized in income for stock based employee compensation awards was $-- in 1997, $3,492,300 in 1996 and $-- in 1995, respectively.

If the Company had accounted for the issuance of all options and compensation based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded additional compensation expense totaling $846,000 and $50,000 for the years ended December 31, 1996 and 1995 and the Company's net loss and net loss per share would have been as follows:

                                                      Years ended
                                                      -----------
                                                      December 31,
                                                      -----------
                                                  1996            1995
                                                  ----            ----



Net Loss as Reported                         $ (6,579,444)     $(2,850,000)
                                                =========        =========

Pro Forma Net Loss                           $ (7,425,444)     $(2,900,000)
                                                =========        =========

Net Loss Per Share as Reported               $      (1.28)     $      (.59)
                                                =========        =========


Pro Forma Net Loss Per Share                        (1.44)     $      (.60)
                                                =========        =========

There were no options or Compensation Based Warrants issued in 1997 which were accounted for under APB No. 25. The fair value of options and warrants at date of grant was estimated using the Black- Scholes fair value based method with the following weighted average assumptions:

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



NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #19
------------------------------------------------------------------------------


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

                                                     Y e a r s   e n d e d
                                                     ---------------------
                                                     D e c e m b e r  31,
                                                     --------------------
                                             1 9 9 7        1 9 9 6      1 9 9 5
                                             -------        -------      -------

Revenues:
 Software and Related Systems and Services  $ 5,646,471    $ 6,333,804   $ 5,640,000
 Data Center Services                         2,235,209      2,207,155     1,742,000
                                              ---------      ---------     ----------

 Total Revenues                             $ 7,881,680    $ 8,540,959   $ 7,382,000
 --------------                               =========      =========     =========

Gross Profit:
 Software and Related Systems and Services  $   957,731    $   623,556   $   911,000
 Data Center Services                           769,102        986,787       853,000
                                             ----------     ----------    ----------

 Total Gross Profit                         $ 1,726,833    $ 1,610,343   $ 1,764,000
 ------------------                          ==========     ==========    ==========

Income [Loss] From Operations:
 Software and Related Systems and Services  $(2,776,719)   $(4,053,006)  $(1,692,000)
 Data Center Services                           (86,706)       (97,805)      259,000
                                              ---------      ---------     ---------

 Total [Loss] From Operations               $(2,863,425)   $(4,150,811)  $(1,433,000)
 ----------------------------                 =========      =========     =========

Depreciation and Amortization:
 Software and Related Systems and Services  $   477,953    $   367,984   $   765,000
 Data Center Services                           123,037        118,582       107,000
                                              ---------     ----------    ----------

 Total Depreciation and Amortization        $   600,990    $   486,566   $   872,000
 -----------------------------------         ==========     ==========    ==========

Capital Expenditures:
 Software and Related Systems and Services  $   636,174    $   444,516   $    46,000
 Data Center Services                            41,867         15,317        92,000
                                             ----------     ----------    ----------

 Total Capital Expenditures                 $   678,041    $   459,833   $   138,000
 --------------------------                  ==========     ==========    ==========

Identifiable Assets:
 Software and Related Systems and Services  $ 3,696,725    $ 4,119,943   $ 3,625,000
 Data Center Services                         2,587,426      2,607,693     2,691,000
                                             ----------     ----------    ----------

 Total Identifiable Assets                  $ 6,284,151    $ 6,727,636   $ 6,316,000
 -------------------------                   ==========     ==========    ==========


                                       F - 29

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #20
------------------------------------------------------------------------------


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

[17] Johnson Acquisition

In October 1997 the Company issued 80,000 shares of Common Stock for the purchase of certain assets and customer list of Johnson Computing Systems. Johnson Computing Systems is a provider of license software and services for the automation of methadone dispensing and integrated clinical and billing turnkey systems. The shares issued were valued at $300,000 and of which $255,000 was assigned to customer lists and the balance to a covenant not to compete and computer equipment.

[18] New Authoritative Accounting Pronouncements

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

[19] Subsequent Event

In April 1998, Mr. Lewis S. Schiller, who was chairman of the board, chief executive officer and a director of Consolidated, the Company and other subsidiaries of Consolidated, resigned as an officer and director of Consolidated and each of its present subsidiaries, including the Company. Mr. Norman J. Hoskin, who was a director of Consolidated, the Company and other subsidiaries of Consolidated, resigned as a director of Consolidated and such subsidiaries, including the Company. Contemporaneously with the effectiveness of such resignations, Messrs. Edward D. Bright and Seymour Richter were elected as directors to fill the vacancies created by the resignation of Messrs. Schiller and Hoskin. Messrs. Bright, and Richter were also elected as directors of Consolidated. In April 1998, Mr. Bright was elected as Chairman of the Board and Mr. Conway was elected as Chief Executive Officer of the Company.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          NETSMART TECHNOLOGIES, INC.

Date: April 30, 1998                      /s/
                                          ---------------------------
                                           James L. Conway, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Edward D. Bright, James L. Conway and Anthony F. Grisanti or any of them acting in the absence of the others, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature                             Title                       Date
---------                             -----                       ----

/s/ James L. Conway             President, Chief Executive    April 30, 1998
----------------------------
James L. Conway                 Officer and Director(Principal
                                Executive Officer)

/s/ Anthony F. Grisanti         Chief Financial Officer       April 30, 1998
----------------------------
Anthony F. Grisanti             (Principal Financial and
                                 Accounting Officer)

/s/ Edward D. Bright            Director                      April 30, 1998
----------------------------
Edward D. Bright


/s/ John F. Phillips             Director                     April 30, 1998
-----------------------------
John F. Phillips


                                  Director                    April 30, 1998
-----------------------------
Leonard M. Luttinger


                                  Director                    April 30, 1998
-----------------------------
Storm Morgan


/s/ Seymour Richter               Director                    April 30, 1998
-----------------------------
Seymour Richter