Form 10-Q
period 1998-03-31
NETSMART TECHNOLOGIES INC
filed 1998-05-15
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998
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

Yes_X_        No__


Number of shares of common stock outstanding as of May 11, 1998:   8,333,996
                                                                   =========

Netsmart Technologies, Inc. and Subsidiary

Index

Part I: - Financial Information:

Item 1. Financial Statements:                                  Page


Consolidated Balance Sheets - March 31, 1998
and December 31, 1997                                           1-2

Consolidated Statements of Operations-
Three Months Ended March 31, 1998 and March 31, 1997             3

Consolidated Statements of Cash Flows-
Three Months Ended March 31, 1998 and March 31, 1997            4-5

Consolidated Statement of Stockholders' Equity-
Three Months Ended March 31, 1998                               6-7

Notes to Consolidated Financial Statements                       8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                   9-11

Netsmart Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

                                                   March 31,     December 31,
                                                     1998            1997
                                                   --------      -----------

Assets
 Current Assets:
  Cash                                            $   400,705    $   854,979
  Accounts receivable- Net                          2,317,026      2,182,418
  Costs and Estimated Profits in Excess
    of Interim Billings                               816,249        542,324
  Other Current Assets                                108,904         83,770
                                                    ---------      ---------

 Total current assets                               3,642,884      3,663,491
                                                    ---------      ---------

 Property and Equipment - Net                         303,754        308,583
                                                    ---------      ---------

Other assets:
  Software Development Costs                          172,975        183,150
  Customer Lists                                    2,984,355      3,067,676
  Other Assets                                        119,701        116,903
                                                    ---------      ---------

 Total Other Assets                                 3,277,031      3,367,729
                                                    ---------      ---------

Total Assets                                      $ 7,223,669    $ 7,339,803
                                                    =========      =========
























                            See Notes to Financial Statements.

Netsmart Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

                                                   March 31,     December 31,
                                                     1998            1997
                                                   --------      -----------

Liabilities and Stockholders' Equity:
Current Liabilities:
  Note due to Asset Based Lender                  $ 1,209,835    $   935,177
  Capitalized Lease Obligations                        17,452         23,331
  Accounts Payable                                  1,164,415      1,131,692
  Accrued Expenses                                  1,060,528      1,041,120
  Interim Billings in Excess of Costs
   and Estimated Profits                              834,381        951,885
  Deferred Revenue                                     72,264        117,080
                                                    ---------      ---------

  Total Current Liabilities                         4,358,875      4,200,285
                                                    ---------      ---------

Commitments and Contingencies                                            --
                                                    ---------      ---------

Stockholders' Equity:
  Preferred Stock, $.01 Par Value; Authorized 3,000,000
   Shares; Authorized, Issued and Outstanding:

   Series D 6% Redeemable Preferred Stock - $.01 Par
     Value 3,000 Shares Authorized, 1,210 Issued and
     Outstanding [Liquidation Preference of $1,210]        12             12


Additional Paid-in Capital - Preferred Stock -
  Series D                                          1,209,509      1,209,509
  Common Stock - $.01 Par Value; Authorized
   15,000,000 Shares; Issued and Outstanding
   8,333,996 Shares                                    83,339         83,339
  Additional Paid-in Capital - Common Stock        17,140,109     17,140,109
 Accumulated Deficit                              (15,568,175)   (15,293,451)
                                                   ----------     ----------

 Total Stockholders' Equity                         2,864,794      3,139,518
                                                   ----------      ---------

Total Liabilities and Stockholders' Equity        $ 7,223,669   $  7,339,803
                                                   ==========      =========











                            See Notes to Financial Statements.

Netsmart Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
                                                    Three months ended
                                                         March 31,
                                                         ---------
                                                 1998                1997
                                                 ----                ----
Revenues:
  Software and Related
    Systems and Services:
    General                                  $ 1,547,587       $    763,517
  Maintenance Contract
    Services                                     313,921            323,773
                                               ---------          ---------
  Total Software and Related
    Systems and Services                       1,861,508          1,087,290

  Data Center Services                           679,234            484,520
                                               ---------          ---------

  Total Revenues                               2,540,742          1,571,810
                                               ---------          ---------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                    1,133,620            840,963
  Maintenance Contract
    Services                                     267,035            233,575
                                               ---------          ---------

  Total Software and Related
    Systems and Services                       1,400,655          1,074,538

  Data Center Services                           282,679            340,077
                                               ---------          ---------

  Total Cost of Revenues                       1,683,334          1,414,615
                                               ---------          ---------

  Gross Profit                                   857,408            157,195

Selling, General and
  Administrative Expenses                        705,504            638,765

Research and Development                         314,605                 --

Related Party Administrative
  Expenses                                        45,000             45,000
                                               ---------          ---------

Loss from Operations                            (207,701)          (526,570)

Interest Expense                                  67,023             68,436

Equity in Net Loss of Joint Venture                   --             58,307
                                               ---------          ---------

 Net Loss                                    $  (274,724)      $   (653,313)
                                              ==========        ===========

 Net Loss Per Share of Common Stock          $      (.03)      $       (.10)
                                              ==========        ===========

Weighted average number of
  shares of common stock                       8,333,996          6,798,203

                            See Notes to Financial Statements.

Netsmart Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

                                                    Three months ended
                                                         March 31
                                                   1998               1997
Operating Activities:
 Net [Loss]                                     $  (274,724)      $  (653,313)

 Adjustments to Reconcile Net [Loss]
  to Net Cash [Used for]
  Operating Activities:
  Depreciation and Amortization                     132,597           128,031
  Equity in Net Loss of Joint Venture                    --            58,307

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                            (134,608)          174,534
    Costs and Estimated Profits in
     Excess of Interim Billings                    (273,925)          (52,289)
    Other Current Assets                            (25,134)            2,887
    Other Assets                                     (2,798)               --

 Increase [Decrease] in
  Accounts Payable                                   32,723            96,879
  Accrued Expenses                                   19,408          (113,139)
  Interim Billings in Excess of
    Costs and Estimated Profits                    (117,504)         (116,687)
  Due to Related Parties                                 --           (11,487)
  Deferred Revenue                                  (44,816)          (20,304)
                                                 ----------        ----------

 Total Adjustments                                 (414,057)          169,706
                                                 ----------        ----------

 Net Cash - Operating Activities - Forward         (688,781)         (483,607)
                                                 ----------        ----------

Investing Activities:
 Acquisition of Property and  Equipment             (34,272)          (47,659)
 Software Development Costs                              --          (258,500)
 Investment in Joint Venture at Equity                   --          (148,462)
                                                 ----------        ----------

 Net Cash - Investing Activities -
  Forward                                           (34,272)         (454,621)
                                                 ----------        ----------








                            See Notes to Financial Statements.

Netsmart Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows


                                                      Three months ended
                                                           March 31
                                                     1998            1997

 Net Cash - Operating Activities -
  Forwarded                                       $ (688,781)    $ (483,607)
                                                   ---------      ---------

 Net Cash - Investing Activities -
  Forwarded                                          (34,272)      (454,621)
                                                   ---------      ---------

Financing Activities:
  Proceeds from Note due to Asset Based Lender       274,658          5,836
  Payment of Capitalized Lease
  Obligations                                         (5,879)       (25,683)
                                                   ---------      ---------

 Net Cash - Financing Activities                     268,779        (19,847)
                                                   ---------      ---------

 Net [Decrease] in Cash                             (454,274)      (958,075)

Cash - Beginning of Periods                          854,979        998,317
                                                   ---------      ---------

 Cash - End of Periods                            $  400,705     $   40,242
                                                   =========      =========

Supplemental  Disclosure of Cash Flow  Information
Cash paid during the periods for:
  Interest                                        $   72,219     $   90,722
  Taxes                                           $   10,272             --



















                            See Notes to Financial Statements.

Netsmart Technologies, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 1998

Series D Preferred Stock at .01 Par Value             Shares            Amount
                                                      ------            ------

 Beginning Balance                                     1,210        $      12
                                                     -------         --------

 Ending Balance                                        1,210        $      12
                                                     =======         ========


Additional Paid-In Capital Preferred Stock

Beginning Balance                                                   $1,209,509
                                                                     ---------

 Ending Balance                                                     $1,209,509
                                                                     =========


Common Stock $.01 Par Value Authorized
15,000,000 Shares

 Beginning Balance                                 8,333,996        $   83,339
                                                   ---------         ---------

Ending Balance                                     8,333,996        $   83,339
                                                   =========         =========


























                            See Notes to Financial Statements.

Netsmart Technologies, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 1998

Additional Paid-In Capital Common Stock                 Amount

 Beginning Balance                                      $ 17,140,109
                                                         -----------

 Ending Balance                                         $ 17,140,109
                                                         ===========


Accumulated Deficit

 Beginning Balance                                      $(15,293,451)

 Net Loss                                                   (274,724)
                                                          ----------

 Ending Balance                                         $(15,568,175)
                                                          ==========

 Total Stockholders' Equity                             $  2,864,794
                                                          ==========






























                            See Notes to Financial Statements.

Netsmart Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements


(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997 and the changes in cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its December 31, 1997 Form 10-K.

(3) Loss per share - Loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock. The Common stock equivalents are assumed converted to common stock when dilutive. During periods in which losses were incurred, common stock equivalents were excluded from the weighted average number of shares of common stock because their inclusion would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 1998 and 1997

During the quarter ended March 31, 1998, the Company evaluated its smart card business and has determined that the cash requirements do not justify the continued operations of the development of such business in the increasingly competitive smart card market. As a result, the Company is discontinuing its smart card operations and is only marketing smart card products in connection with its behavioral health information systems ("BHIS") business. The Company anticipates that it will either sell or terminate its smart card business during the quarter ended June 30, 1998.

The Company's revenue for the three months ended March 31, 1998 (the "March 1998 period") was $2,541,000, an increase of $969,000, or 62% from the revenue for the three months ended March 31, 1997 (the "March 1997 period") which was $1,572,000.

Revenue from the Company's BHIS business represented all of its revenue for the March 1998 period. During the March 1997 period, the Company's BHIS business accounted for approximately $957,000, or 88.0% of revenue, and smart card sales accounted for the remaining $130,000. Sales of smart card products represented sales to one customer in the March 1997 period. The largest component of revenue in the March 1998 period was data center (service bureau) revenue which increased to $679,000 from $485,000 in the March 1997 period, reflecting a 40% increase. This increase was substantially the result of a special project performed for a client which may not continue at the existing rate for the balance of the year. The turnkey systems labor revenue increased to $650,000 in the March 1998 period from $351,000 in the March 1997 period, reflecting an increase of 85%. This increase is substantially the result of growth in the BHIS backlog and the ability of the Company to provide the staff necessary to generate additional revenue. Maintenance revenue decreased to $314,000 in the March 1998 period from $324,000 in the March 1997 period, reflecting a decrease of 3%. Revenue from third party hardware and software increased to $308,000 in the March 1998 period from $212,000 in the March 1997 period, an increase of 45%. Sales of third party hardware and software are made only in connection with the sales of turnkey systems. License revenue increased to $360,000 in the March 1998 period from $70,000 in the March 1997 period, an increase of 414%. License revenue is generated as part of a sale of BHIS pursuant to a contract or purchase order that includes delivery of the system and maintenance. Revenue from the sales of the Company's methadone division totaled $229,000 in the March 1998 period. There was no revenue for the methadone division in the March 1997 period.

Revenue from contracts from government agencies represented 31% of revenue for the March 1998 period and 33% of revenue for the March 1997 period.

Gross profit increased to $857,000 in the March 1998 period from $157,000 in the March 1997 period, a 445% increase. Losses associated with the Company's Smart Card business amounted to $213,000 in the March 1998 period. The increase in the gross profit was substantially the result of higher gross margin from the increased BHIS revenue, particularly from the license revenue which provides higher margins.

Selling, general and administrative expenses were $706,000 in the March 1998 period, an increase of 10% from the $639,000 in the March 1997 period. This increase was the result of an increase in commissions and advertising and promotion expenses which were partially offset by a decrease in personnel and salaries in the administrative area.

In the March 1997 period the Company recognized its 50% share of its loss in its joint venture corporation with respect to the purchase of SATC software. The amount of such loss was $58,000. The Company discontinued development of this software development in October 1997.

The Company incurred product development expense of $315,000 in the March 1998 period. These costs were related to the Company's BHIS products. There were no such costs on the March 1997 period.

Interest expense was $67,000 in the March 1998 period, a decrease of $1,000, or 2% from the $68,000 in the March 1997 period . The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender. The Company pays interest on such loans at a rate equal to prime plus 8 1/2% plus a fee of 5/8% of the face amount of the invoice.

Related party administrative expense was $45,000 in the March 1998 and March 1997 periods. These charges are pursuant to an agreement with the Company's principal stockholder to provide general business, management and financial consulting services for a monthly fee of $15,000.

As a result of the foregoing factors, the Company incurred a net loss of $274,000, or $.03, per share in the March 1998 period, as compared with a net loss of $653,000 , or $.10, per share in the March 1997 period.

Liquidity and Capital Resources

The Company had a working capital deficit of $716,000 at March 31, 1998 as compared to a working capital deficit of $537,000 at December 31, 1997, and the Company's cash position decreased from $855,000 at December 31, 1997 to $401,000 at March 31, 1998. The decrease in working capital for the three months ended March 31, 1998 was substantially due to the net loss incurred for the three months ended March 31, 1998.

The Company's principal source of funds, other than revenue, is an accounts receivable financing agreement with an asset based lender whereby it may borrow up to 80% of eligible accounts receivable up to a maximum of $1,250,000. This maximum will increase to $1.5 million effective August 1, 1998. As of March 31, 1998, the outstanding borrowings under this facility was $1,210,000. At March 31, 1998, the maximum amount available under this formula was $1,230,000. During the quarter, with the consent of the asset-based lender, the Company from time to time exceeded the maximum borrowing level provided in its agreement with the asset-based lender.

At March 31, 1998, accounts receivable and costs and estimated profits in excess of interim billings were approximately $3.1 million, representing approximately 111 days of revenue based on annualizing the revenue for the three months ended March 31, 1998, although no assurance can be given that revenue will continue at the same level as the three month period. Accounts receivable at March 31, 1998 increased by $135,000 from $2,182,000 at December 31, 1997 to $2,317,000 at March 31, 1998. A significant portion of the loss for the March 1998 period reflected expenses relating to its smart card business. Although the Company anticipates that such expenses will continue at a reduced level during the second quarter of 1998, it does not foresee such expenses continuing in any significant amount beyond May 31, 1998. The Company believes that, with the elimination of expenses relating to the smart card business, the Company's cash on hand, together with revenue from its BHIS business, will be sufficient to enable it to continue to operate at least through the end of 1998 without additional funding. However, there can be no assurance that the Company will not require significant additional funding prior to the end of 1998 or that it will be able to obtain any required funding.

Forward Looking Statements

Statements in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and in other documents filed by the Company with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NETSMART TECHNOLOGIES, INC.



 /S/ James L. Conway        President, Chief Executive           May 14, 1998
--------------------------  Officer and Director (Principal
     James L. Conway        Executive Officer)



/S/ Anthony F. Grisanti     Chief Financial Officer              May 14, 1998
--------------------------  (Principal Financial and
    Anthony F. Grisanti     Accounting Officer)