Form 10-Q
period 1998-06-30
NETSMART TECHNOLOGIES INC
filed 1998-08-14
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998
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

Yes_X_        No__


Number of shares of common stock outstanding as of August 5, 1998:     8,360,762
                                                                       =========

Netsmart Technologies, Inc.
Index

Part I: - Financial Information:

Item 1.  Financial Statements:                              Page
                                                            ----

Consolidated Balance Sheets - June 30, 1998
and December 31, 1997                                        1-2

Consolidated Statements of Operations-
Six Months Ended June 30, 1998 and 1997 and
three months ended June 30, 1998 and 1997                     3

Consolidated Statements of Cash Flows-
Six Months Ended June 30, 1998 and 1997                      4-5

Consolidated Statement of Stockholders' Equity-
Six Months Ended June 30, 1998                               6-7

Notes to Consolidated Financial Statements                    8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                9-12

Netsmart Technologies, Inc.
Consolidated Balance Sheets


                                                  June 30,       December 31,
                                                    1998             1997
                                                  -------        -----------

Assets
 Current Assets:
  Cash                                           $    63,235     $   854,979
  Accounts receivable- Net                         2,641,866       2,182,418
  Costs and Estimated Profits in Excess
    of Interim Billings                            1,267,407         542,324
  Other Current Assets                               107,321          83,770
                                                   ---------       ---------

 Total Current Assets                              4,079,829       3,663,491
                                                   ---------       ---------

 Property and Equipment - Net                        301,276         308,583
                                                   ---------       ---------

Other assets:
  Software Development Costs                         162,800         183,150
  Customer Lists                                   2,901,034       3,067,676
  Other Assets                                       106,064         116,903
                                                   ---------       ---------

 Total Other Assets                                3,169,898       3,367,729
                                                   ---------       ---------

Total Assets                                     $ 7,551,003     $ 7,339,803
                                                 ===========     ===========



















                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Balance Sheets


                                                      June 30,    December 31,
                                                        1998          1997
                                                        ----          ----

Liabilities and Stockholders' Equity:
Current Liabilities:
  Note due to Asset Based Lender                 $  1,206,989    $   935,177
  Capitalized Lease Obligations                        12,884         23,331
  Accounts Payable                                  1,264,548      1,131,692
  Accrued Expenses                                  1,007,127      1,041,120
  Interim Billings in Excess of Costs
   and Estimated Profits                            1,237,700        951,885
  Deferred Revenue                                     39,049        117,080
                                                 ------------    -----------

  Total Current Liabilities                         4,768,297      4,200,285
                                                 ------------    -----------

Commitments and Contingencies                             --             --
                                                 ------------    -----------

Stockholders' Equity:
  Preferred Stock, $.01 Par Value;
   Authorized 3,000,000 Shares;
   Authorized, Issued and Outstanding:

   Series D 6% Redeemable Preferred
    Stock - $.01 Par Value 3,000 Shares
    Authorized, 1,210 Issued and Outstanding
    [Liquidation Preference of $1,210]                     12             12


  Additional Paid-in Capital - Preferred
   Stock -  Series D                                1,209,509      1,209,509
  Common Stock - $.01 Par Value; Authorized
   15,000,000 Shares; Issued and Outstanding
   8,333,996 Shares                                    83,339         83,339
  Additional Paid-in Capital - Common Stock        17,140,109     17,140,109
 Accumulated Deficit                              (15,650,263)   (15,293,451)
                                                 ------------    -----------

 Total Stockholders' Equity                         2,782,706      3,139,518
                                                 ------------    -----------

Total Liabilities and Stockholders' Equity       $  7,551,003    $ 7,339,803
                                                 ============    ===========







                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statements of Operations


                                                 Six months ended               Three months ended
                                                     June 30,                        June 30,
                                                 ----------------               ------------------
                                                 1998           1997            1998          1997
                                                 ----           ----            ----          ----
Revenues:
 Software and Related
  Systems and Services:
  General                                    $3,503,762     $ 1,446,150      $1,956,175      $  813,309
  Maintenance Contract
   Services                                     661,359         665,941         347,438         342,168
                                              ---------       ---------       ---------       ---------
  Total Software and Related
   Systems and Services                       4,165,121       2,112,091       2,303,613       1,155,477
 Data Center Services                         1,175,790       1,019,286         496,556         534,766
                                              ---------       ---------       ---------       ---------
 Total Revenues                               5,340,911       3,131,377       2,800,169       1,690,243
                                              ---------       ---------       ---------       ---------
Cost of Revenues:
 Software and Related
  Systems and Services:
  General                                     2,187,775       1,082,642       1,267,452         497,585
  Maintenance Contract
   Services                                     503,642         480,989         236,607         247,414
                                              ---------       ---------       ---------       ---------
  Total Software and Related
   Systems and Services                       2,691,417       1,563,631       1,504,059         744,999
 Data Center Services                           553,287         739,276         270,608         399,199
                                              ---------       ---------       ---------       ---------
 Total Cost of Revenues                       3,244,704       2,302,907       1,774,667       1,144,198
                                              ---------       ---------       ---------       ---------
 Gross Profit                                 2,096,207         828,470       1,025,502         546,045

Selling, General and
 Administrative Expenses                      1,376,286       1,317,297         670,782         678,532
Research and Development                        539,593              --         224,988             --
Interest Expense                                148,901         150,533          81,878          82,097
                                              ---------       ---------       ---------       ---------
Related Party Administrative
 Expenses                                        45,000          90,000             --           45,000
                                              ---------       ---------       ---------       ---------
Income (Loss) from Continuing Operations        (13,573)       (729,360)         47,854        (259,584)
Loss from Operations of Discontinued
  Operations                                    343,239         510,527         129,942         326,990
 Net Loss                                    $ (356,812)    $(1,239,887)     $  (82,088)     $ (586,574)
                                              =========      ==========       =========       =========
Weighted average number of
  shares of common stock                      8,333,996       6,800,032       8,333,996       6,800,032

 Loss per share                              $     (.04)    $      (.18)     $     (.01)     $     (.08)
                                              =========      ==========       =========       =========




                       See Notes to Financial Statements.

                                    -3-

Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows

                                                      Six months ended
                                                          June 30,
                                                          --------
                                                  1998                1997
                                                  ----                ----
Operating Activities:
 Net [Loss] From Continuing Operations        $ (13,573)            $(729,360)

 Adjustments to Reconcile Net [Loss]
  to Net Cash [Used for] Provided by
  Operating Activities:
  Depreciation and Amortization                 270,392               278,400
  Equity in Net Loss of Joint Venture                                 104,339
 Cash Used in Discontinued Operations          (343,239)             (510,527)
 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                        (459,448)             (147,122)
    Costs and Estimated Profits in
     Excess of Interim Billings                (725,083)              153,772
    Other Current Assets                        (23,551)                5,059
    Other Assets                                 10,839                 1,382

 Increase [Decrease] in
  Accounts Payable                              132,856               502,446
  Accrued Expenses                              (22,856)             (104,823)
  Interim Billings in Excess of
    Costs and Estimated Profits                 285,815                48,201
  Due to Related Parties                        (11,137)               48,238
  Deferred Revenue                              (78,031)              (19,779)
                                              ---------             ---------

 Total Adjustments                             (963,443)              359,586
                                              ---------             ---------

 Net Cash - Operating Activities -
  Forward                                      (977,016)             (369,774)
                                              ---------             ---------

Investing Activities:
 Acquisition of Property and  Equipment         (76,093)               83,083
 Software Development Costs                         --               (462,000)
 Investment in Joint Venture at Equity              --               (148,462)
                                              ---------             ---------

 Net Cash - Investing Activities -
  Forward                                       (76,093)             (693,545)
                                              ----------            ---------



                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows


                                                   Six months ended
                                                       June 30,
                                                       --------
                                                1998               1997
                                                ----               ----

 Net Cash - Operating Activities -
  Forwarded                                 $  (977,016)       $  (369,774)
                                             ----------         ----------

 Net Cash - Investing Activities -
  Forwarded                                     (76,093)          (693,545)
                                             ----------         ----------

Financing Activities:
 (Payment) Proceeds from Note due to
    Asset Based Lender                          271,812            113,080
 Payment of Capitalized Lease
  Obligations                                   (10,447)           (25,683)
                                             ----------          ---------
 Net Cash - Financing Activities                261,365             87,397

 Net Increase [Decrease] in Cash                791,744           (975,922)

Cash - Beginning of Periods                     854,979            998,317
                                             ----------          ---------

 Cash - End of Periods                      $    63,235        $    22,395
                                             ==========          =========

Supplemental Disclosure of Cash Flow Information
 Cash paid during the periods for:
  Interest                                  $   159,838        $   178,357
                                             ==========          =========
  Taxes                                     $    14,238        $       --
                                             ==========          =========
















                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 1998

Series D Preferred Stock, .01 Par Value               Shares           Amount
                                                      ------           ------

 Beginning Balance                                    1,210        $       12
                                                    -------         ---------

 Ending Balance                                       1,210        $       12
                                                   ========         =========


Additional Paid-In Capital Preferred Stock

Beginning Balance                                                  $1,209,509
                                                                    ---------


 Ending Balance                                                    $1,209,509
                                                                    =========


Common Stock, $.01 Par Value, Authorized
15,000,000 Shares

 Beginning Balance                                8,333,996        $   83,339

Ending Balance                                    8,333,996        $   83,339
                                                  =========         =========













                       See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 1998

Additional Paid-In Capital Common Stock                           Amount
                                                                  ------

 Beginning Balance                                             $ 17,140,109

 Ending Balance                                                $ 17,140,109
                                                                ===========


Accumulated Deficit

 Beginning Balance                                             $(15,293,451)

 Net Loss                                                          (356,812)
                                                                -----------

 Ending Balance                                                $(15,650,263)
                                                               ============

 Total Stockholders' Equity                                    $  2,782,706
                                                               ============









                       See Notes to Financial Statements.

                            Netsmart Technologies, Inc.
                    Notes to Consolidated Financial Statements


(1)  In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30,1998 and the results of its operations for the six months ended June 30,1998 and 1997 and the changes in cash flows for the six months ended June 30,1998 and 1997. The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

(4) During the quarter ended June 30, 1998, the Company discontinued its CarteSmart division. On June 30, 1998, the Company sold this division to Granite Technologies, Inc. ("Granite"), a corporation formed by the former management of such division. Granite issued to the Company its $500,000 promissory note and an equity interest in Granite. Granite also agreed to pay certain royalties to the Company and granted the Company a license with respect to the CarteSmart software.

As a result of the discontinuation of the SmartCarte division, the financial statements for the six and three months ended June 30, 1997, have been restated to reflect the net loss from such division as a loss from discontinued operations.

Because Granite has no operating history and, at the time of the agreement, did not have any significant capitalization, at June 30, 1998, the Company placed a 100% reserve against Granite's $500,000 note, and the note is not reflected as an asset on the Company's June 30, 1998 balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

Six months ended June 30, 1998 and 1997

At June 30, 1998, the Company discontinued its smart card division. Therefore, references to the Company's continued operations will relate to its behavioral health information systems ("BHIS") business which accounts for the Company's entire operations.

The Company's revenue for the six months ended June 30, 1998 (the "June 1998 period") was $5,341,000, an increase of $2,210,000, or 71% from the revenue for the six months ended June 30, 1997 (the "June 1997 period") which was $3,131,000.

The largest component of revenue in the June 1998 period was turnkey systems labor revenue which increased to $1,333,000 from $812,000 in the June 1997 period, reflecting a 64% increase. This increase is substantially the result of growth in the BHIS backlog and the ability of the Company to provide the staff necessary to generate additional revenue. The data center (service bureau) revenue increased to $1,176,000 in the June 1998 period from $1,019,000 in the June 1997 period, reflecting an increase of 15%. This increase was substantially the result of a special project. License revenue increased to $1,031,000 in the June 1998 period from $145,000 in the June 1997 period, an increase of 611%. This increase is the result of the sale of 9 new sytems in the June 1998 period from 2 new systems in the June 1997 period. Additionally, the average costs per license has increased substantially. Revenue from third party hardware and software increased to $697,000 in the June 1998 period from $489,000 in the June 1997 period, an increase of 43%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. Maintenance revenue decreased to $661,000 in the June 1998 period from $666,000 in the June 1997 period, reflecting a decrease of 1%. Revenue from the sales of the Company's methadone division totaled $442,000 in the June 1998 period. There was no revenue for the methadone division in the June 1997 period.

Revenue from contracts from government agencies represented 39% of revenue for the June 1998 period and 32% of revenue for the June 1997 period.

Gross profit increased to $2,096,000 in the June 1998 period from $828,000 in the June 1997 period, a 153% increase. The increase in the gross profit was substantially the result of the increased license revenue which provides higher margins.

Selling, general and administrative expenses were $1,376,000 in the June 1998 period, an increase of 4% from the $1,317,000 in the June 1997 period. This increase was substantially the result of an increase in commissions expense which was partially offset by a decrease in personnel and salaries in the administrative area as well as other miscellaneous expenses.

The Company incurred product development expense of $540,000 in the June 1998 period. These costs were related to the Company's BHIS products. There were no such costs in the June 1997 period.

Interest expense was $149,000 in the June 1998 period, a decrease of $2,000, or 1% from the $151,000 in the June 1997 period . The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender. The Company pays interest on such loans at a rate equal to prime plus 8 1/2% plus a fee of 5/8% of the face amount of the invoice.

Related party administrative expense was $45,000 in the June 1998 period and $90,000 in the June 1997 period. These charges are pursuant to an agreement with the Company's principal stockholder to provide general business, management and financial consulting services for a monthly fee of $15,000. This agreement was considered terminated, effective April, 1 1998 after a change in control of the Company's principal stockholder and a cessation of such management and consulting services.

Loss from the Company's discontinued operations, the smart card division, was $343,000 in the June 1998 period, a decrease of $167,000, or 33% from the $510,000 in the June 1997 period.

As a result of the foregoing factors, the Company incurred a net loss of $357,000, or $.04, per share in the June 1998 period, as compared with a net loss of $1,240,000, or $.18, per share in the June 1997 period.

Three months ended June 30, 1998 and 1997

The Company's revenue for the three months ended June 30, 1998 (the "June 1998 quarter") was $2,800,000, an increase of $1,110,000, or 66% from the revenue for the three months ended June 30, 1997 (the "June 1997 quarter") which was $1,690,000.

The largest component of revenue in the June 1998 quarter was turnkey systems labor revenue which increased to $683,000 from $462,000 in the June 1997 quarter, reflecting a 48% increase. This increase is substantially the result of growth in the BHIS backlog and the ability of the Company to provide the staff necessary to generate additional revenue. License revenue increased to $671,000 in the June 1998 quarter from $75,000 in the June 1997 quarter, an increase of 795%. This increase is the result of the sale of 4 new systems in the June 1998 quarter from no new systems in the June 1997 quarter. Additionally, the average costs per license has increased substantially. The data center (service bureau) revenue decreased to $497,000 in the June 1998 quarter from $534,000 in the June 1997 quarter, reflecting a decrease of 7%. This decrease was substantially the result of a special project performed the June 1997 quarter. Revenue from third party hardware and software increased to $389,000 in the June 1998 quarter from $276,000 in the June 1997 quarter, an increase of 41%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. Maintenance revenue increased to $347,000 in the June 1998 quarter from $342,000 in the June 1997 quarter, reflecting an increase of 2%. Revenue from the sales of the Company's methadone division totaled $213,000 in the June 1998 quarter. There was no revenue for the methadone division in the June 1997 quarter.

Revenue from contracts from government agencies represented 50% of revenue for the June 1998 quarter and 33% of revenue for the June 1997 quarter.

Gross profit increased to $1,026,000 in the June 1998 quarter from $546,000 in the June 1997 quarter, a 88% increase. The increase in the gross profit was substantially the result of the increased license revenue which provides higher margins.

Selling, general and administrative expenses were $671,000 in the June 1998 quarter, a decrease of 1% from the $679,000 in the June 1997 quarter. This decrease was substantially the result of a decrease in miscellaneous general and administrative expenses as well as advertising costs which were partially offset by an increase in commission expense.

The Company incurred product development expense of $225,000 in the June 1998 quarter. These costs were related to the Company's BHIS products. There were no such costs on the June 1997 quarter.

Interest expense was $82,000 in each of the June 1998 and June 1997 quarters respectively. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender. The Company pays interest on such loans at a rate equal to prime plus 8 1/2% plus a fee of 5/8% of the face amount of the invoice.

There was no related party administrative expense in the June 1998 quarter and $45,000 in the June 1997 quarter. These charges are pursuant to an agreement with the Company's principal stockholder to provide general business, management and financial consulting services for a monthly fee of $15,000. This agreement was considered terminated, effective April, 1 1998 after a change in control of the Company's principal stockholder and a cessation of such management and consulting services.

Loss from the Company's discontinued operations, the smart card division, was $130,000 in the June 1998 quarter, a decrease of $197,000, or 60% from the $327,000 in the June 1997 quarter.

As a result of the foregoing factors, the Company incurred a net loss of $82,000, or $.01, per share in the June 1998 quarter, as compared with a net loss of $587,000, or $.08, per share in the June 1997 quarter.

Liquidity and Capital Resources

The Company had a working capital deficit of $688,000 at June 30, 1998 as compared to a working capital deficit of $537,000 at December 31, 1997, and the Company's cash position decreased from $855,000 at December 31, 1997 to $63,000 at June 30, 1998. The decrease in working capital for the six months ended June 30, 1998 was substantially due to the net loss incurred for the six months ended June 30, 1998.

The Company's principal source of funds, other than revenue, is an accounts receivable financing agreement with an asset based lender whereby it may borrow up to 80% of eligible accounts receivable up to a maximum of $1,250,000. This maximum was increased to $1.5 million effective August 1, 1998. As of June 30, 1998, the outstanding borrowings under this facility was $1,207,000. At June 30, 1998, the maximum amount available under this formula was $1,353,000. During the quarter, with the consent of the asset-based lender, the Company from time to time exceeded the maximum borrowing level provided in its agreement with the asset-based lender.

At June 30, 1998, accounts receivable and costs and estimated profits in excess of interim billings were approximately $3.9 million, representing approximately 132 days of revenue based on annualizing the revenue for the six months ended June 30, 1998, although no assurance can be given that revenue will continue at the same level as the six month period. Accounts receivable at June 30, 1998 increased by $460,000 from $2,182,000 at December 31, 1997 to $2,642,000 at June
30, 1998. Substantially all of the loss for the June 1998 period was from the discontinued operations of the smart card business. The Company believes that, with the elimination of expenses relating to the smart card business, the Company's cash on hand, together with revenue from its BHIS business, will be sufficient to enable it to continue to operate at least through the end of 1998 without additional funding. However, there can be no assurance that the Company will not require significant additional funding prior to the end of 1998 or that it will be able to obtain any required funding.

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


NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway         President, Chief Executive        August 12, 1998
-----------------------    Officer and Director (Principal
James L. Conway                 Executive Officer)




/s/ Anthony F. Grisanti      Chief Financial Officer          August 12, 1998
------------------------    (Principal Financial and
Anthony F. Grisanti            Accounting Officer)