Form 10-Q
period 1998-09-30
NETSMART TECHNOLOGIES INC
filed 1998-11-12
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998
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

Yes_X_        No__


Number of shares of common stock outstanding as of October 29, 1998:   2,781,588
                                                                       =========

Netsmart Technologies, Inc.
Index

Part I: - Financial Information:

Item 1. Financial Statements:                                  Page
                                                               ----

Consolidated Balance Sheets - September 30, 1998
and December 31, 1997                                           1-2

Consolidated Statements of Operations-
Nine Months Ended September 30, 1998 and 1997 and
three months ended September 30, 1998 and 1997                   3

Consolidated Statements of Cash Flows-
Nine Months Ended September 30, 1998 and 1997                   4-5

Consolidated Statement of Stockholders' Equity-
Nine Months Ended September 30, 1998                            6-7

Notes to Consolidated Financial Statements                       8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                   9-12

Item 4. Submission of Matters to a vote of Security
Holders                                                          13

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                September 30,      December 31,
                                                    1998               1997
                                                -----------        -----------

Assets
 Current Assets:
  Cash                                           $   27,809          $  854,979
  Accounts receivable- Net                        2,631,297           2,182,418
  Costs and Estimated Profits in Excess
    of Interim Billings                           2,186,458             542,324
  Other Current Assets                              110,762              83,770
                                                  ---------           ---------

 Total Current Assets                             4,956,326           3,663,491
                                                  ---------           ---------

 Property and Equipment - Net                       304,672             308,583
                                                  ---------           ---------

Other assets:
  Software Development Costs                        152,625             183,150
  Customer Lists                                  2,816,713           3,067,676
  Other Assets                                      105,988             116,903
                                                  ---------           ---------

 Total Other Assets                               3,075,326           3,367,729
                                                  ---------           ---------

Total Assets                                     $8,336,324          $7,339,803
                                                  =========           =========




                        See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Balance Sheets

                                                  September 30,     December 31,
                                                      1998              1997
                                                  ------------      -----------

Liabilities and Stockholders' Equity:
Current Liabilities:
  Note due to Asset Based Lender                   $ 1,063,626       $  935,177
  Capitalized Lease Obligations                         11,330           23,331
  Accounts Payable                                   1,230,670        1,131,692
  Accrued Expenses                                   1,233,299        1,041,120
  Due to related parties                               112,000              --
  Interim Billings in Excess of Costs
   and Estimated Profits                             1,769,098          951,885
  Deferred Revenue                                      62,563          117,080
                                                     ---------        ---------

  Total Current Liabilities                          5,482,586        4,200,285
                                                     ---------        ---------

Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, $.01 Par Value; Authorized
   3,000,000 Shares; Authorized, Issued and
   Outstanding:

   Series D 6% Redeemable Preferred Stock - $.01
    Par Value 3,000 Shares Authorized, 1,210
    Issued and Outstanding [Liquidation
    Preference of $1,210]                                   12               12


Additional Paid-in Capital - Preferred Stock -
  Series D                                           1,209,509        1,209,509
  Common Stock - $.01 Par Value; Authorized
   15,000,000 Shares; Issued 2,786,921 Shares in
   1998 and 2,777,999 Shares in 1997                    27,869           27,780
  Additional Paid-in Capital - Common Stock         17,203,904       17,195,668
 Accumulated Deficit                               (15,527,556)     (15,293,451)
                                                    ----------       ----------
                                                     2,913,738        3,139,518
Less Cost of 16,000 Common Shares held in Treasury      60,000              --
                                                    ----------       ----------

 Total Stockholders' Equity                          2,853,738        3,139,518
                                                    ----------       ----------

Total Liabilities and Stockholders' Equity        $  8,336,324     $  7,339,803
                                                    ==========       ==========



                            See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statements of Operations



                                                 Nine months ended              Three months ended
                                                     September 30,                  September 30,
                                                 -----------------              ------------------
                                                 1998           1997            1998          1997
                                                 ----           ----            ----          ----
Revenues:
 Software and Related
  Systems and Services:
  General                                     $ 6,204,279     $ 2,400,376     $ 2,700,517     $   954,226
  Maintenance Contract
   Services                                     1,009,690         975,129         348,331         309,188
                                                ---------       ---------       ---------      ----------
  Total Software and Related
   Systems and Services                         7,213,969       3,375,505       3,048,848       1,263,414
 Data Center Services                           1,667,123       1,567,014         491,333         547,728
                                                ---------       ---------       ---------      ----------
 Total Revenues                                 8,881,092       4,942,519       3,540,181       1,811,142
                                                ---------       ---------       ---------      ----------
Cost of Revenues:
 Software and Related
  Systems and Services:
  General                                       3,859,990       1,805,382       1,672,215         722,740
  Maintenance Contract
   Services                                       732,501         701,251         228,859         220,262
                                                ---------       ---------       ---------      ----------
  Total Software and Related
   Systems and Services                         4,592,491       2,506,633       1,901,074         943,002
 Data Center Services                             847,913       1,129,510         294,626         390,234
                                                ---------       ---------       ---------      ----------
 Total Cost of Revenues                         5,440,404       3,636,143       2,195,700       1,333,236
                                                ---------       ---------       ---------      ----------
 Gross Profit                                   3,440,688       1,306,376       1,344,481         477,906

Selling, General and
 Administrative Expenses                        2,300,688       2,015,057         924,402         697,760
Research and Development                          678,061                         138,468
Interest Expense                                  270,139         239,515         121,238          88,982
Related Party Administrative
 Expenses                                          45,000         135,000              --          45,000
                                                ---------       ---------       ---------      ----------
Income [Loss] from Continuing Operations          146,800      (1,083,196)        160,373        (353,836)
Loss from Discontinued Operations                 380,905         821,283          37,666         310,756
                                                ---------       ---------       ---------      ----------
 Net Income [Loss]                            $  (234,105)    $(1,904,479)    $   122,707    $   (664,592)
                                                =========       =========       ==========     ==========
Weighted average number of
  shares of common stock                        2,779,075       2,273,267       2,804,017       2,273,267

Income (loss) from Continuing Operations      $      0.06     $     (0.48)    $      0.06    $      (0.15)
Loss from Discontinued Operations                   (0.14)          (0.36)          (0.02)          (0.14)
                                                ---------       ---------       ---------      ----------
Net Income (loss)                             $     (0.08)    $     (0.84)    $      0.04    $      (0.29)
                                                =========       =========       =========      ==========


                             See Notes to Financial Statements.

                                          -5-

Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows

                                                          Nine months ended
                                                            September 30,
                                                          -----------------
                                                         1998           1997
                                                         ----           ----
Operating Activities:
 Net Loss From Continuing Operations                 $   146,800    $(1,083,196)
                                                       ---------      ---------

 Adjustments to Reconcile Net Income [Loss]
  to Net Cash [Used for] Provided by
  Operating Activities:
  Depreciation and Amortization                          411,511        439,518
  Equity in Net Loss of Joint Venture                                   139,699
 Cash Used in Discontinued Operations                   (380,905)      (821,283)
 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                 (448,879)       231,621
    Costs and Estimated Profits in
     Excess of Interim Billings                       (1,644,134)       120,727
    Other Current Assets                                 (26,992)       (20,207)
    Other Assets                                          10,915         10,294

 Increase [Decrease] in
  Accounts Payable                                        98,978        382,088
  Accrued Expenses                                       192,179         66,368
  Interim Billings in Excess of
    Costs and Estimated Profits                          817,213       (108,171)
  Due to Related Parties                                                 49,755
  Deferred Revenue                                       (54,517)        54,489
                                                       ---------      ---------

 Total Adjustments                                    (1,024,631)       544,898
                                                       ---------      ---------

 Net Cash - Operating Activities -
  Forward                                               (877,831)      (538,298)
                                                       ---------      ---------

Investing Activities:
 Acquisition of Property and  Equipment                 (126,112)      (136,561)
 Software Development Costs                                            (462,000)
 Investment in Joint Venture at Equity                                 (148,461)
                                                       ---------        -------

 Net Cash - Investing Activities -
  Forward                                               (126,112)      (747,022)
                                                       ---------        -------



                      See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statements of Cash Flows


                                                    Nine months ended
                                                      September 30,
                                                    -----------------
                                                  1998              1997
                                                  ----              ----

 Net Cash - Operating Activities -
  Forwarded                                   $  (877,831)       $  (538,298)
                                                ---------          ---------

 Net Cash - Investing Activities -
  Forwarded                                      (126,112)          (747,022)
                                                ---------          ---------

Financing Activities:
 (Payment) Proceeds from Note due to
    Asset Based Lender                            128,449            283,153
 Payment of Capitalized Lease
  Obligations                                     (12,001)           (32,631)
 Proceeds from Stock Option Exercise                8,325             40,912
 Payment for Treasury Stock                       (60,000)               --
 Proceeds From Loan from Related Parties          112,000                --
                                                ---------          ---------
 Net Cash - Financing Activities                  176,773            291,434

 Net Increase [Decrease] in Cash                 (827,170)          (993,886)

Cash - Beginning of Periods                       854,979            998,317
                                                ---------          ---------

 Cash - End of Periods                        $    27,809        $     4,431
                                                =========          =========

Supplemental Disclosure of Cash Flow
Information  Cash paid during the periods
 for:
  Interest                                    $   276,262        $   253,771
                                                =========          =========
  Taxes                                       $    16,934        $    12,013
                                                =========          =========




                     See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 1998

Series D Preferred Stock, .01 Par Value           Shares                Amount
                                                  ------                ------

 Beginning Balance                                 1,210            $       12
                                                  ------              --------

 Ending Balance                                    1,210            $       12
                                                  ======              ========


Additional Paid-In Capital Preferred Stock

Beginning Balance                                                   $1,209,509
                                                                     ---------

 Ending Balance                                                     $1,209,509
                                                                     =========


Common Stock, $.01 Par Value, Authorized
15,000,000 Shares

 Beginning Balance                             2,777,999            $   27,780

Stock Options Exercised                            8,922                    89
                                              ----------             ---------

Ending Balance                                 2,786,921            $   27,869
                                              ==========             =========





                    See Notes to Financial Statements.

Netsmart Technologies, Inc.
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 1998

Additional Paid-In Capital Common Stock          Shares                Amount
                                                 ------                ------

 Beginning Balance                                                 $ 17,195,668

 Stock Options Exercised                                                  8,236

 Ending Balance                                                    $ 17,203,904
                                                                     ==========

 Cost of Common Shares Held in Treasury

    Beginning Balance                               --                      --

    Purchase of Treasury Shares                  (5,333)                (60,000)
                                                  -----                  ------

   Ending Balance                                (5,333)                (60,000)
                                                  =====                  ======

Accumulated Deficit

 Beginning Balance                                                 $(15,293,451)

 Net Loss                                                              (234,105)
                                                                        -------

 Ending Balance                                                    $(15,527,556)
                                                                     ==========

 Total Stockholders' Equity                                        $  2,853,738
                                                                     ==========



                    See Notes to Financial Statements.

                                        Netsmart Technologies, Inc.
                                 Notes to Consolidated Financial Statements


(1)  In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its December 31, 1997 Form 10-K.

At the close of business on September 14, 1998 a one for three reverse split became effective. All share and per share data have been adjusted to reflect the one for three reverse split.

(3) During the quarter ended September 30, 1998, stock options to purchase 8,922 were exercised and the Company received gross proceeds of $8,325. As a result, Common Stock and additional paid in capital of Common Stock increased by $89 and $8,236 respectively.

Pursuant to the Johnson Computing Systems agreement, the Company repurchased from Johnson Computing Systems, 5,333 shares of Common Stock for $60,000. The shares are treated as treasury shares.

(4) Loss per share - Loss per share is computed by dividing the net income or loss for the period by the weighted average number of shares of common stock. The Common stock equivalents are assumed converted to common stock when dilutive. During periods in which losses were incurred, common stock equivalents were excluded from the weighted average number of shares of common stock because their inclusion would be anti-dilutive.

(5) During the quarter ended June 30, 1998, the Company discontinued its CarteSmart division. On June 30, 1998, the Company sold this division to Granite Technologies, Inc. ("Granite"), a corporation formed by the former management of such division. Granite issued to the Company its $500,000 promissory note and an equity interest in Granite. Granite also agreed to pay certain royalties to the Company and granted the Company a license with respect to the CarteSmart software.

As a result of the discontinuation of the SmartCarte division, the financial statements for the nine and three months ended September 30, 1997, have been restated to reflect the net loss from such division as a loss from discontinued operations.

Because Granite has no operating history and, at the time of the agreement, did not have any significant capitalization, at September 30, 1998, the Company placed a 100% reserve against Granite's $500,000 note, and the note is not reflected as an asset on the Company's June 30, 1998 balance sheet.

(6) In October 1998 an action against the Company by Onecard Health Services Corporation and its affiliates was dismissed. The action had alleged misappropriation by the Company of Onecard's trade secrets, corporate assets and corporate opportunities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

Nine months ended September 30, 1998 and 1997

Effective June 30, 1998 the Company discontinued its Smart Card division and accounted for the operations of this division as a discontinued operation. Accordingly, references to the Company's continuing operations relate to its behavioral health information systems ("BHIS") business which accounts for the Company's entire operations.

The Company's revenue for the nine months ended September 30, 1998 (the "September 1998 period") was $8,881,000, an increase of $3,939,000 or 80%, from the revenue for the nine months ended September 30, 1997 (the "September 1997 period") which was $4,942,000.

The largest component of revenue in the September 1998 period was turnkey systems labor revenue which increased to $2,349,000 from $1,463,000 in the September 1997 period, reflecting a 61% increase. This increase is substantially the result of growth in the BHIS backlog and the ability of the Company to provide the staff necessary to generate additional revenue. The data center (service bureau) revenue increased to $1,667,000 in the September 1998 period from $1,567,000 in the September 1997 period, reflecting an increase of 6%. This increase was substantially the result of a special project performed for a client in the first quarter of 1998. License revenue increased to $1,791,000 in the September 1998 period from $214,000 in the September 1997 period, an increase of 738%. License revenue is generated as part of a sale of BHIS pursuant to a contract or purchase order that includes delivery of the system and maintenance. Revenue from third party hardware and software increased to $1,378,000 in the September 1998 period from $724,000 in the September 1997 period, an increase of 90%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. Maintenance revenue increased to $1,010,000 in the September 1998 period from $975,000 in the September 1997 period, reflecting an increase of 4%. Revenue from the sales of the Company's small turnkey division (formerly its methadone division) division totaled $686,000 in the September 1998 period. There was no revenue for the small turnkey division in the September 1997 period.

Revenue from contracts from government agencies represented 48% of revenue for the September 1998 period and 40% of revenue for the September 1997 period.

Gross profit increased to $3,441,000 in the September 1998 period from $1,306,000 in the September 1997 period, a 163% increase. The increase in the gross profit was substantially the result of the increased license revenue which provides higher margins.

Selling, general and administrative expenses were $2,301,000 in the September 1998 period, an increase of 14% from the $2,015,000 in the September 1997 period. This increase was substantially the result of an increase in commission expenses resulting from increased revenue as well as increases in, sales and marketing salaries, advertising and related sales expenses which were partially offset by a decrease in employee expenses in the administrative area as well as other miscellaneous expenses.

The Company incurred research and development expenses of $678,000 in the September 1998 period. These costs were related to the Company's BHIS products. There were no such costs in the September 1997 period.

Interest expense was $270,000 in the September 1998 period, an increase of $31,000 or 13%, from the $240,000 in the September 1997 period. This increase is the result of higher borrowings during the September 1998 period.

The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender. The Company pays interest on such loans at a rate equal to prime plus 8 1/2% plus a fee of 5/8% of the face amount of the invoice. Effective October 1, 1998 the Company has amended the terms of its agreement with its asset based lender and has reduced the interest rate from prime plus 8 1/2% to prime plus 5% and has eliminated the 5/8% fee previously paid on the face amount of each invoice.

Related party administrative expense was $45,000 in the September 1998 period and $135,000 in the September 1997 period. These charges are pursuant to an agreement with the Company's principal stockholder to provide general business, management and financial consulting services for a monthly fee of $15,000. This agreement was mutually terminated, effective April 1, 1998.

Loss from the Company's discontinued operations, the smart card division, was $381,000 in the September 1998 period, a decrease of $440,000 or 54%, from the $821,000 in the September 1997 period.

As a result of the foregoing factors, the Company incurred a net loss of $234,000, or $.08 per share, in the September 1998 period, as compared with a net loss of $1,904,000 or $.84 per share, in the September 1997 period.


Three months ended September 30, 1998 and 1997

The Company's revenue for the three months ended September 30, 1998 (the "September 1998 quarter") was $3,540,000, an increase of $1,729,000 or 95%, from the revenue for the three months ended September 30, 1997 (the "September 1997 quarter") which was $1,811,000.

The largest component of revenue in the September 1998 quarter was turnkey systems labor revenue which increased to $1,015,000 from $650,000 in the September 1997 quarter, reflecting a 56% increase. This increase is substantially the result of growth in the BHIS backlog and the ability of the Company to provide the staff necessary to generate additional revenue. License revenue increased to $760,000 in the September 1998 quarter from $68,000 in the September 1997 quarter, an increase of 1,008%. License revenue is generated as part of a sale of BHIS pursuant to a contract or purchase order that includes delivery of the system and maintenance. The data center (service bureau) revenue decreased to $491,000 in the September 1998 quarter from $547,000 in the September 1997 quarter, reflecting a decrease of 10%. This decrease was substantially the result of a special project performed for a client in the September 1997 quarter. Revenue from third party hardware and software increased to $681,000 in the September 1998 quarter from $235,000 in the September 1997 quarter, an increase of 189%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. Maintenance revenue increased to $348,000 in the September 1998 quarter from $309,000 in the September 1997 quarter, reflecting an increase of 13%. Revenue from the sales of the Company's small turnkey division (formerly its methadone division) totaled $244,000 in the September 1998 quarter. There was no revenue for the small turnkey division in the September 1997 quarter.

Revenue from contracts from government agencies represented 57% of revenue for the September 1998 quarter and 40% of revenue for the September 1997 quarter.

Gross profit increased to $1,344,000 in the September 1998 quarter from $478,000 in the September 1997 quarter, a 181% increase. The increase in the gross profit was substantially the result of the increased license revenue which provides higher margins.

Selling, general and administrative expenses were $924,000 in the September 1998 quarter, an increase of 32% from the $698,000 in the September 1997 quarter. This increase was substantially the result of an increase in commissions expense resulting from increased revenue as well as increases in sales and marketing salaries, advertising, related sales expenses and administrative salaries which were partially offset by a decrease in employee expenses in the administrative area as well as other miscellaneous expenses.

The Company incurred product development expense of $138,000 in the September 1998 quarter. These costs were related to the Company's BHIS products. There were no such costs on the September 1997 quarter.

Interest expense was $121,000 in the September 1998 quarter, an increase of $32,000 or 36%, from the $89,000 in the September 1997 quarter. The most significant component of the interest expense on an ongoing basis is the interest payable to the Company's asset-based lender. The Company pays interest on such loans at a rate equal to prime plus 8 1/2% plus a fee of 5/8% of the face amount of the invoice. Effective October 1, 1998 the Company has amended the terms of its agreement with its asset based lender and has reduced the interest rate from prime plus 8 1/2% to prime plus 5% and has eliminated the 5/8% fee previously paid on the face amount of each invoice.

There was no related party administrative expense in the September 1998 quarter and $45,000 in the September 1997 quarter. These charges are pursuant to an agreement with the Company's principal stockholder to provide general business, management and financial consulting services for a monthly fee of $15,000. This agreement was mutually terminated, effective April 1, 1998.

Residual losses from the Company's discontinued operations were $38,000 in the September 1998 quarter, a decrease of $273,000 or 88%, from the $311,000 in the September 1997 quarter. These losses reflect expenses incurred in winding down this operation.

As a result of the foregoing factors, the Company generated a net income of $122,000, or $.04, per share in the September 1998 quarter, as compared with a net loss of $665,000, or $.29, loss per share in the September 1997 quarter.

Liquidity and Capital Resources

The Company had a working capital deficit of $526,000 at September 30, 1998 as compared to a working capital deficit of $537,000 at December 31, 1997, and the Company's cash position decreased from $855,000 at December 31, 1997 to $28,000 at September 30, 1998. The decrease in working capital for the nine months ended September 30, 1998 was substantially due to the net loss incurred for the nine months ended September 30, 1998 as well as the purchase of computer equipment and to a lesser extent, treasury shares.

The Company's principal source of funds, other than revenue, is an accounts receivable financing agreement with an asset based lender whereby it may borrow up to 80% of eligible accounts receivable up to a maximum of $1,250,000. This maximum was increased to $1.5 million effective August 1, 1998. As of September 30, 1998, the outstanding borrowings under this facility was $1,064,000. At September 30, 1998, the maximum amount available under this formula was $1,206,000. During the quarter, with the consent of the asset-based lender, the Company from time to time exceeded the maximum borrowing level provided in its agreement with the asset-based lender. Effective October 1, 1998, the Company amended the terms of its agreement with its asset based lender. Pursuant to the revised agreement, the Company can borrow up to 80% of the amount of its qualified accounts receivable up to a maximum of $2 million.

At September 30, 1998, accounts receivable and costs and estimated profits in excess of interim billings were approximately $4.8 million, representing approximately 146 days of revenue based on annualizing the revenue for the nine months ended September 30, 1998, although no assurance can be given that revenue will continue at the same level as the nine month period. Accounts receivable at September 30, 1998 increased by $449,000 from $2,182,000 at December 31, 1997 to $2,631,000 at September 30, 1998. The Company believes that, with the elimination of expenses relating to the smart card business, the Company's cash on hand, the increased line with its asset based lender together with revenue from its BHIS business, will be sufficient to enable it to continue to operate at least through the end of 1998 without additional funding. If the Company continues to grow at its existing rate into 1999 and beyond, it may require significant additional funding. The Company is therefore exploring various long term funding possibilities with several banks and investment banking organizations. No assurances can be given as to the ability of the Company to obtain additional financing and its inability to do so could have a material adverse affect on the Company's ability to grow.


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

Item 4.  Submission of Matters to a Vote of Security Holders

On September 10, 1998 the Company held its 1998 Annual Meeting of Stockholders.

The following individuals were elected as directors:

Name                           Number of Votes              Broker Non Votes
Edward D. Bright                   7,105,087                   2,860,164
James L. Conway                    7,000,321                   2,860,164
John F. Phillips                   7,105,087                   2,860,164
Gerald O. Koop                     7,105,087                   2,860,164
Seymour Richter                    7,101,097                   2,860,164
Joseph G. Sicinski                 7,101,097                   2,860,164


The following proposals were approved as follows:
                                                                       Broker
Proposal                         Votes For     Votes Against  Abstain  Non Votes
Approval of a one-for-
three reverse split of the
Company's common stock           7,161,586     442,312        32,000   2,860,164

Approval of the Company's
Long Term Incentive Plan         3,896,265     765,421        12,800   2,860,164

Approval of the selection of
Richard H. Eisner & Co. as
auditors for 1998                7,114,717     102,870       393,365   2,860,164

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway        President, Chief Executive          November 5, 1998
------------------------   Officer and Director (Principal
    James L. Conway        Executive Officer)


/s/ Anthony F. Grisanti    Chief Financial Officer             November 5, 1998
------------------------   (Principal Financial and
    Anthony F. Grisanti       Accounting Officer)