Form 10-K
period 1998-12-31
NETSMART TECHNOLOGIES INC
filed 1999-04-15
CIK 1011028

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1998

                     Commission File Number 0-21177

                       NETSMART TECHNOLOGIES, INC.
        (Exact name of registrant as specified in its charter)

   Delaware                                            13-3680154
 (State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification Number)

       146 Nassau Avenue, Islip, NY                     11751
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (516) 968-2000

 Securities registered pursuant to Section 12(b) of the Act:  ____

   Securities  registered  pursuant  to Section 12(g) of the Act:

Title of Each Class                 Outstanding shares as of March 24, 1999
-------------------                 ---------------------------------------
Common Stock, par value                              2,786,921
 .01 per share

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

                                  PART I

Item 1.  Business

Introduction

Netsmart Technologies, Inc. is a leader in the design, development, marketing and implementation of management information systems for the behavioral health care industry through our wholly-owned operating subsidiary, Creative Socio-Medics ("CSM"). We license our proprietary software products to behavioral healthcare providers and we install and support our products under long-term maintenance agreements. Our Windows-based systems provide comprehensive healthcare information technology solutions that include billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. Marketing is directed primarily at providers of behavioral health services, including mental health clinics, substance abuse clinics, methadone maintenance clinics, psychiatric hospitals, and other specialty care inpatient and outpatient providers.

We have an established nationwide customer base, including the state agencies that have responsibility for providing behavioral healthcare services in 14 states. Our revenue grew from $7.6 million in 1997 to $13.2 million in 1998, an increase of 73.7%, while income from continuing operations increased from a loss of $844,000 to income of $413,000.

Forward - Looking Statements

The statements in this Form 10-K Annual Report that are not descriptions of historical facts may be forward- looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-K Annual Report, including any material incorporated by reference in this Form 10-K, that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors," those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations and in any other filings with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Organization of the Company

We are a Delaware corporation formed in September 1992 under the name Medical Services Corp. Our name was changed to Carte Medical Corporation in October 1993, CSMC Corporation in June 1995 and to Netsmart Technologies, Inc. in February 1996. Our executive offices are located at 146 Nassau Avenue, Islip, New York 11751, telephone (516) 968-2000. Reference to us and to Netsmart include our subsidiary, CSM, unless the context indicates otherwise.

Risk Factors

We require additional capital. We had working capital of $10,000 at December 31, 1998 as compared to a working capital deficit of $537,000 at December 31, 1997. Our cash position decreased from $855,000 at December 31, 1997 to $199,000 at December 31, 1998. However, in order to expand and develop our business and perform our obligations under our agreements and purchase orders, we require substantial additional capital, and we have no commitments from any person to provide such capital. Our business may suffer significantly if we do not obtain the capital when it is required. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

We are dependent upon government contracts. We market our health information systems principally to behavioral health care facilities, many of which are operated by government entities and include entitlement programs. During the years ended December 31, 1998, 1997 and 1996, approximately 52%, 35%, and 31%, respectively, of our revenue was generated from contracts with government agencies. Government agencies generally have the right to cancel contracts at their convenience.

We recently discontinued our CarteSmart division. During 1998, we discontinued our CarteSmart division. On June 30, 1998, we sold this division to a corporation formed by the former management of such division.

Our business is subject to the effect of technological advances and possible product obsolescence. Our customers require software which enables them to store, retrieve and process very large quantities of data and to provide them with instantaneous communications among the various data bases. Our business is designed to take advantage of recent advances in software, computer and communications technology. Such technology has been developing at rapid rates in recent years, and our future may be dependent upon our ability to use and develop or obtain rights to products utilizing such technology. New technology may develop in a manner which may make our software obsolete. If we cannot use such new technology, it would have a significant adverse effect upon our business.

Our industry is highly competitive. Our customers in the human services market include entitlement programs, managed care organizations, specialty care facilities and other major information technology users which have a need for access to information over a distributed data network. The software industry in general, and the health information software business in particular, are highly competitive. Although we believe that we provide our clients with software to enable them to perform their services more effectively, other companies have the staff and resources to develop competitive systems. We may not be able to compete successfully with such competitors.

The health information systems business is served by a number of major companies and a larger number of smaller companies, many of which are better capitalized, better known and have better marketing staffs than we have, and we may not be able to compete effectively with such companies. We believe that price competition is a significant factor in our ability to market our health information systems and services. See "Business -- Competition."

We depend on our management. Our business is largely dependent upon our senior executive officers, Messrs. James L. Conway, president and chief executive officer, John F. Philips, vice president --marketing, and Gerald O. Koop, chief executive officer of our operating subsidiary, Creative Socio-Medics Corporation. We have employment agreements with Messrs. Conway, Phillips, Koop and Anthony F. Grisanti. Mr. Grisanti is our chief financial officer.
Our business may be adversely affected if any of our key management personnel or other key employees left our employ.

We lack patent protection. We have no patent protection for our proprietary software.

We are subject to the effect of government regulations of health care industry. Substantially all of our revenue has been derived from our health information systems and services. The Federal and state governments have adopted numerous regulations relating to the health care industry, including regulations relating to the payments to health care providers for various services. The adoption of new regulations can have a significant effect upon the operations of health care providers, particularly those operated by state agencies. We cannot predict the effect on our business of future regulations by governments and payment practices by government agencies. Furthermore, changes in state regulations in the health care field may force us to modify our health information systems to meet any new record-keeping or other requirements. If that happens, we may not be able to generate revenues sufficient to cover the costs of developing the modifications. In addition, we may lose business if government agencies reduce funding for entitlement programs.

Our principal stockholder and certain directors may have conflicts of interest. SIS Capital Corp. ("SISC"), a wholly-owned subsidiary of Consolidated Technology Group Ltd. ("Consolidated"), a public company, is our largest stockholder, holding approximately 29.3% of our outstanding Common Stock as of April 10, 1999. Mr. Edward D. Bright, chairman of the board and a director, is also chairman, secretary, treasurer and a director of Consolidated, and Mr. Seymour Richter, a director, is president, chief executive officer and a director of Consolidated. Accordingly, Messrs. Bright and Richter may have a conflict of interest with respect to their positions with us and with Consolidated.

We may be subject to control by SISC. Mr. Seymour Richter, as the chief executive officer of Consolidated and SISC, has the right to vote the shares owned by SISC. Accordingly, SISC and Mr. Richter, who is the chief executive officer of SISC, may be able to elect all of the directors and would thus be able to control the Company.

We do not anticipate paying Common Stock dividends. We presently intend to retain future earnings, if any, in order to provide funds for use in the operation and expansion of our business and, accordingly, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

The rights of the holders of Common Stock may be affected by the potential issuance of Preferred Stock. Our certificate of incorporation gives the board of directors the right to determine the designations, rights, preferences and privileges of the holders of one or more series of Preferred Stock. Accordingly, the board of directors is empowered, without stockholder approval, to issue Preferred Stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of Common Stock. The Preferred Stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control of the Company. The possible impact on takeover attempts could adversely affect the price of the Company Stock. Although we have no present intention to issue any additional shares of Preferred Stock or to create any additional series of Preferred Stock, we may issue such shares in the future. Furthermore, if we issue Preferred Stock in a manner which dilutes the voting rights of the holders of Common Stock, our listing on The Nasdaq SmallCap Market may be impaired.

"See Note 17 of Notes to Consolidated Financial Statements for information concerning an agreement pursuant to which a group of purchasers, consisting principally of our management, have agreed to purchase a portion of the shares owned by SIS Capital.

Behavioral Health Information Systems and Services

We develop, market and support computer software which enables behavioral health care organizations to provide a full range of services in a network computing environment.

Users typically purchase one of several behavioral healthcare information systems, in the form of a perpetual license to use the system, as well as purchasing professional services, support, and maintenance. In addition, we offer third party hardware and software pursuant to arrangements with third party vendors. The professional services include project management, training, consulting and software development services, which are provided either on a time and material basis or pursuant to a fixed-price contract. The software development services may require the adaptation of health care information technology systems to meet the specific requirements of the customer.

Our typical license for a behavioral health information system ranges from $10,000 to $100,000 for single facility healthcare organization to $250,000 to $1,000,000 for multi-unit and state operated health care organizations. During the years ended December 31, 1998, 1997 and 1996, license fees from these systems were approximately $2,270,000, $737,000 and $329,000, respectively, accounting for approximately 17.3%, 9.6% and 5.0% of revenue for such years. A customer's purchase order may also include third party hardware or software. For the years ended December 31, 1998, 1997 and 1996, revenue from hardware and third party software accounted for approximately $2,610,000, $1,078,000 and $1,114,000 representing 19.8%, 14.1% and 17.0% , respectively , of revenue for such years.

In addition to our behavioral healthcare information systems and related services, we offer processing services to substance abuse facilities and maintain a data center facility at which its personnel perform data entry, data processing and produce operations reports for smaller substance abuse clinics. During the years ended December 31, 1998, 1997 and 1996, our data center operation generated revenue of approximately $2,164,000, $2,235,000 and $2,207,000, respectively, representing approximately 16.4%, 29.3% and 33.8% of our revenue for such periods.

Maintenance services have generated increasing revenue and have become a more significant portion of our business since most purchasers of health care information system licenses also purchase maintenance service. Maintenance revenue increases as existing customers purchase additional licenses and new customers purchase their initial software licenses. By agreement with our customers, we provide telephone help services and maintain and upgrade their software. Maintenance contracts may require modifications to meet any new federal and state reporting requirements which become effective during the term of the maintenance contract. We do not maintain the hardware and third party software sold to our customers, but we provide a telephone help line service for certain third party software, which we license to our customers. During the years ended December 31, 1998, 1997 and 1996, our maintenance revenue was approximately $1,432,000, $1,280,000 and $1,226,000, respectively, representing approximately 10.9%, 16.8% and 18.8% of our revenue for such years.

We currently offer four product modules that provide a range of core application requirements for behavioral healthcare providers. These products consist of a suite of current technology applications developed by us, together with software provided by others which enables us to offer enterprise-wide solutions to the behavioral health industry.

         * Behavioral Healthcare Information System for Windows - This system is a comprehensive software solution that provides patient management functions, billing, tracking, scheduling, and reporting for inpatient treatment facilities. This system is also a gateway to other company and third party products.

         * Human Services Information System for Windows - This system offers a variety of modules that include system administration, staff and client appointment, scheduling, billing, and activity recording for outpatient and community provider agencies.

         *    Clinician    Workstation-    This   system   provides    clinician
              documentation and medical record management including assessment, care planning, progress notes, and on-line medical records.

         * The M4 Clinical Management System (M4) - This system, owned by Mallinckrodt Pharmaceutical Specialties, a division of Mallinckrodt Group, provides a solution for dispensing, medical, admissions/records, counselor and reception/security specifically for methadone clinics. Pursuant to an exclusive license agreement with Mallinckrodt, we will sell, install and provide training and service for M4 informational management system for Methadone maintenance centers. M4 will also integrate with our managed care and behavioral health products.

All of these products have been accepted in the marketplace by an established user base, and we believe that these Window-based products are Year 2000 ("Y2K") compliant.

Markets and Marketing

The market for behavioral health information systems and related services consists of both private and publicly operated providers offering hospital or community-based outpatient behavioral healthcare services. These healthcare providers require a healthcare information systems to administer their programs. We believe that there are at least 15,000 behavioral healthcare providers in the United States, including public and private hospitals, private and community-based residential facilities and Federal, state and local governmental agencies.

Many long-term behavioral healthcare facilities are operated by government entities and include those operated as part of entitlement programs. During the years ended December 31, 1998, 1997 and 1996, approximately 52.0%, 35.0% and 31.0%, respectively, of revenue was generated from contracts with government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract for its convenience, although we have not experienced a termination for convenience in the last five years.

We believe that the demand for technology solutions is increasing as managed care exerts pressure on healthcare providers to lower healthcare delivery costs while expanding the availability of services. In order to remain competitive, we believe that behavioral health delivery networks need detailed clinical and management information systems that enable providers within the networks to maintain a broad scope of accurate medical and financial information, manage costs and deliver quality care efficiently. In addition, the need to upgrade existing systems to meet the increased demand for data processing needs of managed care and regulatory oversight has also resulted in an increased demand for behavioral health care information technology. These data processing needs include analysis of patient assessments, maintenance of patient records, administration of patient treatment plans and the overall coordination of patient case management.

As part of our marketing effort, we work with the state agencies and other major users of our systems. Our state agency clients formed a State Systems Association, presently consisting of 14 states. The association's members work with our management to assess and determine future requirements in both patient managed care coordination and regulatory reporting.

For the year ended December 31, 1998 one customer accounted for approximately $2.1 million or 16% of our revenue. For the years ended December 31, 1997 and 1996, no customer accounted for more than 10% of our revenue from continuing operations. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

At December 31, 1998 and 1997, we had a backlog of orders, including ongoing maintenance and data center contracts, for our behavioral health information systems of $16.8 million and $4.8 million, respectively. A substantial amount of the 1998 backlog is expected to be filled during 1999.

Product Development

For the years ending December 31, 1998, 1997 and 1996, we incurred approximately $763,000 ,$201,000 and $278,000, respectively, of product development costs relating to our behavioral health information systems.

Competition

The software industry is highly competitive. Although we believe that we can provide a health care facility or managed care organization with software to enable it to perform its services more effectively, other software companies provide comparable systems and have the staff and resources to develop competitive systems.

According to independent consulting reports, healthcare information technology is an $18.0 billion industry served by numerous vendors. The dominant health care information technology vendors have achieved annual sales of more than $1.0 billion by focusing on solutions for large medical/surgical health care providers, such as large hospital systems and health maintenance organizations, and, we believe, have neglected the behavioral healthcare industry. We believe that most of the presently available healthcare management software does not meet the specific needs of the behavioral healthcare industry, and that our healthcare information systems are designed to meet the needs of this market. However, the behavioral health information systems business is serviced by a number of companies, some of which are better capitalized, and have larger marketing staffs than Netsmart, and we may not be able to continue to compete effectively with such companies.

We have an established customer base of more than 400 clients nationwide, including large private and government providers of behavioral health care. During the period from January 1, 1998 to March 25, 1999, we signed contracts to provide our healthcare information systems to ten state agencies responsible for administering behavioral services, bringing the total number of such states to 14.

Government Regulations and Contracts

The Federal and state governments have adopted numerous regulations relating to the health care industry, including regulations relating to the payments to health care providers for various services. The adoption of new regulations can have a significant effect upon the operations of health care providers and insurance companies. Although our business is aimed at meeting certain of the problems resulting from government regulations and from efforts to reduce the cost of health care, we cannot predict the effect of future regulations by governments and payment practices by government agencies or health insurers, including reductions in the funding for or scope of entitlement programs. Any change in the structure of health care in the United States can have a material effect on companies providing services to the health care industry, including those providing software. Although we believe that the likely direction which may result from the current study of the health care industry would be an increased trend to managed care programs, thereby increasing the importance of automation, our business may not benefit from any changes in the industry structure. Even if the industry does evolve toward more healthcare being provided by managed care organizations, it is possible that there will be substantial concentration in a few very large organizations, which may seek to develop their own software or obtain software from other sources. To the extent that the health care industry evolves with greater government sponsored programs and less privately run organizations, our business may be adversely affected. Furthermore, to the extent that each state changes its own regulations in the health care field, it may be necessary for us to modify our behavioral health information systems to meet any new record-keeping or other requirements imposed by changes in regulations, and we may not be able to generate revenues sufficient to cover the costs of developing the modifications.

A  significant  amount  of our  business  has  been  with  government  agencies, including specialized care facilities operated by, or under contract with, government agencies. The decision on the part of a government agency to enter into a contract is dependent upon a number of factors, including economic and budgetary problems affecting the local area, and government procurement regulations, which may include the need for approval by more than one agency before a contract is signed. In addition, government agencies generally include provisions in their contracts which permit the contracting agency to cancel the contract at its convenience. We have not experienced a termination for convenience in the last five years.

Intellectual Property Rights

We have no patent rights for our behavioral health information system software, but we rely upon copyright protection for our software, as well as non-disclosure and secrecy agreements with our employees and third parties to whom we disclose information. We may not be able to protect our proprietary rights to our system and third parties may claim rights in the system. Disclosure of the codes used in any proprietary product, whether or not in violation of a non-disclosure agreement, could have a materially adverse affect upon us, even if we are successful in obtaining injunctive relief. We must continue to invest in product development, employee training, and client support.

Employees

As of December 31, 1998, we had 106 employees, including four executive, nine marketing, 86 technical and seven clerical and administrative employees.

Year 2000 Issues

Year 2000 compliance generally requires a software program to record, store, process and present calendar dates falling on or after January 1, 2000 in the same manner as the program records, stores, processes, and presents calendar dates falling on or before December 31, 1999. It also requires that a program correctly handle all leap year dates, including February 29, 2000.

Typically, Year 2000 dates are being handled by most software companies through the use of the 80/20 standard or a similar standard. Under this standard, a system will accept a two digit date and uses the 80/20 rule ("80/20 Rule") to determine the century. Dates entered as 00-20 are assumed to be twenty-first century dates. For example, an entry of 18 would be assumed to be 2018. Dates of 21 and beyond are assumed to be twentieth century dates, For example, an entry of 52 is assumed to be 1952. The 80/20 determination will be advanced each year, starting with the year 2001, so that 80/20 would become 79/21 at that point. We are using this standard for all new programs as well as to make older programs Year 2000 compliant.

In addition, in some cases software companies are developing programs which will accept four digit dates or will show the four digit date chosen by the program when a two digit date is entered. We have chosen to use one or a combination of more than one of these industry accepted fixes, depending on the product involved.

In all cases, except as noted below, these fixes have been programmed, and, where a product is not Year 2000 compliant, licensees of the product concerned have been advised of that fact and have been provided with a method for upgrading the program so that it will be Year 2000 compliant.

Most of the products currently being licensed are Year 2000 compliant. Some of our products, which were developed for earlier versions of Windows are not Year 2000 compliant, and we are either developing an upgraded program or are providing the users with the ability to upgrade the products to become Year 2000 compliant. We believe that all of our current products will either be Year 2000 compliant or we will provide the client with the ability to upgrade the products to a Year 2000 compliant version by fall 1999. We do not believe that the cost of making our systems Year 2000 compliant will have a material effect upon our operations.

Our internal accounting system is not Year 2000 compliant. We are installing new
accounting  software,   which  is  Year  2000  compliant.   The  costs  of  such
installation will range from approximately $25,000 to $50,000.

Executive Officers

         Our executive officers are as follows:


 Name                           Age              Position
 ----                           ---              --------
Edward D. Bright                 62       Chairman of the Board
James L. Conway                  51       President and Chief Executive Officer
Anthony F. Grisanti              49       Chief Financial Officer,
                                          Treasurer and Secretary
Gerald Koop                      60       Chief Executive Officer of CSM
John F. Phillips                 61       Vice President - Marketing


Mr. Edward D. Bright has been chairman of the board and a director of Netsmart since April 1998. In April 1998, Mr. Bright was also elected as chairman, secretary, treasurer and a director of Consolidated, a public company engaged in various lines of business, and a director of Trans Global Services, Inc., which provides technical temporary staffing services. Consolidated is the largest stockholder of Netsmart and Trans Global.

Mr. James L. Conway has been president and a director of Netsmart since January 1996 and chief executive officer since April 1998. From 1993 to April 1998 he was president of S-Tech Corporation, which, until April 1998, was a wholly-owned subsidiary of Consolidated. S-Tech manufactures aircraft instruments for the U.S. military and specialty vending equipment for postal, telecommunication and other industries. Mr. Conway is also a director of Trans Global.

Mr. Gerald Koop, has been a director of Netsmart since June 1998. He has held management positions with CSM for more than the past five years, most recently as its chief executive officer, a position he has held since 1996.

Mr. Anthony F. Grisanti, has been treasurer of Netsmart since June 1994, secretary since February 1995 and Chief Financial Officer since January 1996. He was chief financial officer of CSM for more than five years prior thereto.

Mr. John F. Phillips, Mr. John F. Phillips has been a director of Netsmart and vice president of CSM since June 1994, when CSM was acquired, and vice president-marketing of the Company since 1996. He was also vice president -- marketing of Netsmart from June 1994 to January 1996. He was a senior executive officer and director of CSM and its parent company for more than five years prior to June 1994, when CSM was acquired.


Item 2.   Property

We lease office space at the following locations:


Location                      Purpose          Space            Annual Rental          Expiration
--------                      -------          -----            -------------          ----------
146 Nassau Avenue             Executive        18,000           $280,000, plus 4%      12/31/03
Islip, New York               offices          square feet      annual increases

1335 Dublin Road              Offices          3,500            $50,000 (1)            11/30/00
Columbus, Ohio                                                  square feet

18B Ledgebrook Run            (2)              1,800            $21,000 (1)            10/31/02
Mansfield Center, CT                           square feet

7590 Fay Avenue               Offices          1,800            $37,000, plus 6%       12/31/00
La  Jolla, California                          square feet      annual increases

_________________
(1) These leases provide for an annual increase in rent for operating expenses and real estate taxes.

(2) These offices are no longer being used by us, and the space is being subleased at our cost.

We believe that our space is adequate for our immediate needs and that, if additional space is required, it would be readily available on commercially reasonable rates.

Item 3.   Legal Proceedings

There are no material legal proceedings pending or threated against us. The action by Onecard Corporation which was disclosed in prior filings with the Securities and Exchange Commission has been dismissed.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the three months ended December 31, 1998.






                   [This Portion Intentionally Left Blank]

                                  8

                                 Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our Common Stock is traded on The Nasdaq SmallCap Market under the symbol NTST. Set forth below is the reported high and low sales prices of the Common Stock commencing from August 13, 1996, the date of the Prospectus relating to our initial public offering, through December 31, 1998. All price information reflects the one-for-three reverse split, effective September 14, 1998.

  Quarter Ending                             High Bid                  Low Bid
  --------------                             --------                  -------

  September 30, 1996 (from August 13)        $13.25                    $12.50
  December 31, 1996                            3.38                      3.00

  March 31, 1997                               6.00                      2.63
  June 30, 1997                                6.63                      2.63
  September 30, 1997                           6.50                      2.00
  December 31, 1997                            6.25                       .81

  March 31, 1998                               3.19                      1.88
  June 30, 1998                                2.91                      1.50
  September 30, 1998                           1.41                       .81
  December 31, 1998                            3.13                       .75

As of December 31, 1998 there were approximately 710 holders of record of the Company's Common Stock.

No cash dividends have been paid to the holders of the shares of Common Stock during the years ended December 31, 1998 and 1997 and 1996.









                     [This Portion Intentionally Left Blank]



Item 6.  Selected Financial Data

                                                               Year Ended December 31,
                                               1998        1997        1996          1995      1994
                                               ----        ----        ----          ----      ----
                                                         (in thousands except per share data)
Selected Statements
  of Operations Data:

Revenue                                     $ 13,165   $ 7,635       $  6,538       $ 6,751   $ 2,924

Income (Loss) from Continuing
 Operations before interest
  and other financing costs                      759      (536)     (1)(3,614)       (1,181)   (1,126)

Loss from Discontinued Operations               (217)   (2,615)          (801)         (252)     (365)

Net Income (Loss)                                196    (3,459)   (1&2)(6,579)    (3)(2,850)   (1,751)

Per Share Data - Basic & Diluted:
  Continuing Operations                          .12      (.37)         (3.36)        (1.61)     (.85)
  Discontinued Operations                       (.08)    (1.10)          (.47)         (.16)     (.23)
  Net Income (loss)                              .04     (1.47)         (3.83)        (1.77)    (1.08)

Weighted average number
  of shares outstanding                        2,865     2,387          1,716         1,607     1,607

Selected Balance
 Sheet Data:
 Working Capital (deficiency)                     10      (537)           477        (2,562)   (4,037)

Total Assets                                  10,289     7,340          8,251         6,390     7,193

Total Liabilities                              7,005     4,200          3,836         5,887     6,342

Redeemable Preferred Stock                       --        --             --             96        96

Accumulated Deficit                          (15,097)  (15,293)       (11,726)       (5,147)   (2,297)

Stockholders' Equity                           3,284     3,140          4,415           407       755

____________________

(1) Reflects $3,492 of non-cash compensation charges arising out of the issuance by the Company of warrants and options having exercises prices which were less than the market value of the Common Stock at the date of approval by the board of directors.

(2) Reflects $1,692 of non-cash costs associated with the issuance of 500,000 shares of common stock to certain noteholders and 25,000 shares of common stock to the Company's asset based lender.

(3) Reflects financing costs of $460 representing the write-off of deferred financing costs relating to a proposed public offering scheduled for early 1995 but cancelled.

                                  10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Years Ended December 31, 1998 and 1997

In 1998, we evaluated our smart card business and determined that the cash requirements did not justify the continued operations of the development of such business in the increasingly competitive smart card market. As a result, we sold our smart card division effective July 1, 1998 and we accounted for the operations of this division as a discontinued operation. Accordingly, references to our continuing operations which are discussed hereafter will relate to its behavioral health information systems business which represents our only business.

Our revenue for 1998 was $13,165,000, an increase of $5,530,000, or 72%, from the 1997 revenue which was $7,635,000. The largest component of revenue in 1998 was turnkey systems labor revenue which increased to $3,664,000 from $2,107,000 in 1997, reflecting a 74% increase. This increase is substantially the result of growth in the behavioral health information systems business and our ability to provide the staff necessary to generate additional revenue. The data center (service bureau) revenue decreased to $2,165,000 in 1998 from $2,235,000 in 1997, reflecting a decrease of 3%. This decrease was substantially the result of a special project performed for a client in 1997 which did not continue at the same rate in 1998. License revenue increased to $2,270,000 in 1998 from $737,000 in 1997, an increase of 208%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Revenue from third party hardware and software increased to $2,610,000 in 1998 from $1,089,000 in 1997, an increase of 140%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. Maintenance revenue increased to $1,432,000 in 1998 from $1,280,000 in 1997, reflecting an increase of 12%.
Revenue from the sales of our small turnkey division (formerly our methadone division) was $1,025,000 in 1998. There was no revenue for this division in 1997.

Revenue from contracts from government agencies represented 52% and 35% of revenue in 1998 and 1997, respectively.

Gross profit  increased to  $5,084,000  in 1998 from  $2,747,000  in 1997, a 85%
increase. The increase in the gross profit was substantially the result of the increased license revenue which provides higher margins.

Selling, general and administrative expenses were $3,516,000 in 1998, an increase of 21% from the $2,902,000 in 1997. This increase was substantially the result of an increase in commissions expense, sales and marketing salaries, advertising and related sales expenses which were partially offset by a decrease in administrative expenses as well as other miscellaneous expenses, including a reduction in related party administrative expenses. Related party administrative expense was $45,000 in 1998 and $180,000 in 1997. These charges were pursuant to an management services agreement with the our principal stockholder for a monthly fee of $15,000. This agreement was mutually terminated, effective April, 1, 1998.

During 1998, we incurred product development expenses of $763,000, an increase of 279% from the $201,000 in 1997. These expenses were related to our behavioral health information systems products such as our clinician workstation, behavioral health information system for Windows, managed care and methadone dispensing products.

Interest expense was $346,000 in 1998, an increase of $38,000, or 12% from the $308,000 in 1997. This increase was the result of higher borrowings during 1998 which were substantially off set by a reduction in the cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We paid interest on such loans at a rate equal to prime plus 8 1/2 % plus a fee of 5/8% of the face amount of the invoice for the first nine months of 1998. Effective October 1, 1998, we amended the terms of our agreement with the asset-based lender and reduced the interest rate from prime plus 8 1/2% to prime plus 5% and eliminated the 5/8% fee previously paid on the face amount of each invoice.

The net loss from Netsmart's discontinued operations, the smart card division, was $217,000 in 1998, a decrease of $2,398,000 from the $2,615,000 in 1997. This decrease is the result of a reduction of expenses in this division prior to the sale of the division.

As a result of the foregoing factors, we generated a net income of $196,000, or $.04 per share, in 1998 as compared with a net loss of $3.5 million, or $1.45 per share, in 1997.

Years Ended December 31, 1997 and 1996

Our revenue for 1997 was $7.6 million, an increase of $1.1 million, or 17%, from the revenue for 1996 which was $6.5 million. The largest component of revenue in 1997 was data center revenue which increased to $2,235,000 in 1997 from $2,207,000 in 1996, reflecting an increase of 1%. The turnkey systems labor revenue increased to $2,107,000 in 1997 from $1,663,000 in 1996, reflecting an increase of 27%. This increase is substantially the result of growth in the behavioral health business and our ability to provide the staff necessary to generate the additional revenue. Maintenance revenue increased to $1,280,000 in 1997 from $1,226,000 in 1996, reflecting a 4% increase. Revenue from third party hardware and software decreased to $1,078,000 in 1997 from $1,114,000 in 1996, a decrease of 3%. License revenue increased to $737,000 in 1997 from $329,000 in 1996, a 124% increase.

Revenue from contracts from government agencies represented 35% and 31% of revenue in 1997 and 1996, respectively.

Gross profit  increased to  $2,747,000  in 1997 from  $1,947,000  in 1996, a 41%
increase. The increase in the gross profit was substantially the result of the increased license revenue which provides higher margins.

Selling, general and administrative expenses were $2.9 million in 1997, an increase of 71%, from $1.7 million in 1996. The increase was the result of an increase in personnel and salaries in the sales and marketing and administrative areas, an increase in other direct sales expenses such as advertising, trade shows and commissions and an increase in general and administrative expenses including insurance and an adjustment for bad debts.

In 1996, we incurred noncash compensation charges of $3.5 million from our issuance of warrants and options having exercise prices which were below the market value of the Common Stock at the date of issuance. During 1996, we also issued 500,000 shares of common stock to certain noteholders and 25,000 shares of common stock to our asset-based lender. As a result of such issuance, we incurred a financing cost charge to operations of approximately $1.7 million. There were no such charges during 1997.

During 1997, we incurred product development expenses of $201,000, a decrease of 28% from the $278,000 in 1996. These expenses were related to our behavioral health information systems products such as our clinician workstation, behavioral health information systems for Windows, managed care and methadone dispensing products.

Interest expense was $308,000 in 1997, a decrease of $164,000, or 35%, from the interest expense in 1996. This is a result of a decrease in the average borrowings during 1997. The most significant component of the interest expense on an ongoing basis is the interest payable to the our asset-based lender. During both years, we paid interest on such loans at a rate equal to prime plus 8 1/2% plus a fee of 5/8% of the face amount of the invoice.

Related party administrative expense was $180,000 in 1997 and $70,000 in 1996. These charges were pursuant to an agreement with our principal stockholder to provide general business, management and financial consulting services for a monthly fee of $15,000 commencing in September 1996, the month after we completed our initial public offering.

The loss from discontinued operations, the smart card division, was $2,615,000 in 1997, and $801,000 in 1996.

As a result of the foregoing factors, we incurred a loss of $3.5 million, or $1.45 per share, in 1997 as compared with a net loss of $6.6 million, or $3.84 per share, in 1996.

Liquidity and Capital Resources

We had working capital of $10,000 at December 31, 1998, as compared to a working capital deficit of $537,000 at December 31, 1997. Our cash position decreased from $855,000 at December 31, 1997 to $199,000 at December 31, 1998. The
increase  in  working   capital  for  the  year  ended  December  31,  1998  was
substantially due to the net income after adding back depreciation and amortization.

Our principal source of funds, other than revenue, is an accounts receivable financing agreement with an asset based lender whereby we may borrow up to 80% of eligible accounts receivable up to a maximum of $2,000,000. At December 31, 1998, the outstanding borrowings under this facility was $1,640,000. At December 31, 1998, the maximum amount available under this formula was $1,670,000. During the year, with the consent of the asset-based lender, we have, from time to time exceeded the maximum borrowing level provided in the agreement with the asset-based lender.

In order to expand and develop our business and perform our obligations under our agreements and purchase orders, we require substantial additional capital, and we have no commitments from any person to provide such capital. Our business may suffer significantly if we do not obtain the capital when it is required.

At December 31, 1998, accounts receivable and costs and estimated profits in excess of interim billings were approximately $6.5 million, representing approximately 178 days of revenue based on annualizing the revenue for the year ended December 31, 1998, although no assurance can be given that revenue will continue at the same level as the year ended December 31, 1998. Accounts receivable at December 31, 1998 increased by $1.4 million from $2.2 million at December 31, 1997 to $3.6 million at December 31, 1998. We believe that, with the elimination of expenses relating to the smart card business, the cash on hand, the increased line with our asset based lender together with revenue from the behavioral health information system business, it will be sufficient to enable us to continue to operate at least through the end of 1999 without additional funding. If we continue to grow at the existing rate into 2000 and beyond, we may require significant additional funding. We are therefore exploring various long term funding possibilities with several banks and investment banking organizations. No assurances can be given as to the ability of Netsmart to obtain additional financing and our inability to do so could have a material adverse affect on our ability to grow.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

                                  Part III


The information required by Part III is incorporated by reference from our definitive proxy statement for our 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 1999.


                                   Part IV

Item 8.      Financial Statements and Supplementary Data

The financial statements and supplementary data begin on page F-1 of this Form 10-K.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in the Company's form 8-K filed on July 20, 1998, the Company changed its accountants from Moore Stephens, P.C. to Richard A. Eisner & Company, LLP. There were no disagreements with accountants.

1.                Financial Statements
                  Report of Richard A. Eisner & Company, LLP
                  Report of Moore Stephens, P.C.
                  Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 Notes to Consolidated Financial Statements

2.                Financial Statement Schedules
                  None

3.                Reports on Form 8-K
                  July 20, 1998  Change in Accountants

4.                Exhibits

                      NETSMART TECHNOLOGIES, INC.
                            AND SUBSIDIARY

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

                                                                   Page to Page
                                                                   ------------

Independent Auditor's Report - Richard A. Eisner & Company, LLP....F-3

Independent Auditor's Report - Moore Stephens, P.C.................F-4

Consolidated Balance Sheets........................................F-5......F-6

Consolidated Statements of Operations..............................F-7......F-8

Consolidated Statements of Stockholders' Equity....................F-9

Consolidated Statements of Cash Flows..............................F-10.....F-12

Notes to Consolidated Financial Statements ........................F-13.....F-28




                   .   .   .   .   .   .   .   .   .   .   .

                      INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Netsmart Technologies, Inc.
 Islip, New York


      We have audited the accompanying consolidated balance sheet of Netsmart Technologies, Inc. and its subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to
obtain reasonable assurance   about  whether  the  financial   statements  are
free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsmart Technologies, Inc. and its subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP
Certified Public Accountants

New York, New York
March 23, 1999
With respect to Note 17, April 18, 1999

                      INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Netsmart Technologies, Inc.
  Islip, New York


      We have audited the accompanying consolidated balance sheet of Netsmart Technologies, Inc. and its subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsmart Technologies, Inc. and its subsidiary as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Moore Stephens, P.C.
Certified Public Accountants

Cranford, New Jersey
March 26, 1998
[Except for Note 19 as to which
the date is April 2, 1998]

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                          December 31,
                                                          ------------
                                                    1 9 9 8           1 9 9 7
                                                    -------           -------
Assets:
Current Assets:
    Cash and Cash Equivalents                    $   198,689      $   854,979
    Accounts Receivable - Net                      3,600,025        2,182,418
    Costs and Estimated Profits in Excess
      of Interim Billings                          2,899,695          542,324
    Note Receivable                                  150,000              --
    Other Current Assets                             109,595           83,770
                                                  ----------       ----------

    Total Current Assets                           6,958,004        3,663,491
                                                  ----------       ----------

Property and Equipment - Net                         354,036          308,583
                                                  ----------       ----------

Other Assets:
    Software Development Costs - Net                 142,450          183,150
    Customer Lists - Net                           2,733,392        3,067,676
    Other Assets                                     101,064          116,903
                                                  ----------       ----------

    Total Other Assets                             2,976,906        3,367,729
                                                  ----------       ----------

    Total Assets                                 $10,288,946      $ 7,339,803
                                                  ==========       ==========



See Notes to Consolidated Financial Statements.




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                            December 31,
                                                                            ------------
                                                                       1 9 9 8         1 9 9 7
                                                                       -------         -------

Liabilities and Stockholders' Equity:
Current Liabilities:
          Notes Payable                                             $  1,639,694      $     935,177
          Capitalized Lease Obligations                                   27,283             23,331
          Accounts Payable                                             2,166,333          1,131,692
          Accrued Expenses                                             1,178,893          1,041,120
          Interim Billings in Excess of Costs and Estimated
            Profits                                                    1,803,999            951,885
          Due to Related Parties                                          84,000                --
          Deferred Revenue                                                47,619            117,080
                                                                      ----------         ----------

Total Current Liabilities                                              6,947,821          4,200,285
                                                                      ----------         ----------

Capitalized Lease Obligations                                             57,033                --

Commitments and Contingencies (Note 13)                                      --                 --

Stockholders' Equity:
          Preferred Stock, $.01 Par Value; Authorized 3,000,000


            Series D 6% Redeemable Preferred Stock - $.01 Par
              Value 3,000 Shares Authorized, 1,210 Issued and
              Outstanding [Liquidation Preference of $1,210
              and redemption value of $1,210,000]                             12                 12

          Additional Paid-in Capital - Series D Preferred Stock        1,209,509          1,209,509

          Common Stock - $.01 Par Value; Authorized
            15,000,000 Shares; Issued 2,786,921 Shares
            at December 31, 1998, 2,777,999 Shares at
            December 31, 1997                                             27,869             27,780

          Additional Paid-in Capital - Common Stock                   17,203,904         17,195,668

          Accumulated Deficit                                        (15,097,202)       (15,293,451)
                                                                      ----------         ----------
                                                                       3,344,092          3,139,518

          Less cost of 5,333 Common Shares held in Treasury
            Treasury                                                      60,000                --

          Total Stockholders' Equity                                   3,284,092          3,139,518
                                                                      ----------         ----------

          Total Liabilities and Stockholders' Equity                $ 10,288,946      $   7,339,803
                                                                      ==========         ==========



See Notes to Consolidated Financial Statements.

                                  F - 6




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                             Y e a r s  e n d e d
                                                            D e c e m b e r   3 1,
                                              1 9 9 8              1 9 9 7              1 9 9 6
                                              -------              -------              -------

Revenues:
  Software and Related
    Systems and Services:
    General                                   $  9,569,100        $ 4,119,780         $ 3,104,998
    Maintenance Contract
      Services                                   1,431,695          1,280,465           1,225,709
                                                ----------         ----------          ----------
    Total Software and Related
      Systems and Services                      11,000,795          5,400,245           4,330,707

  Data Center Services                           2,164,472          2,235,209           2,207,155
                                                ----------         ----------          ----------

  Total Revenues                                13,165,267          7,635,454           6,537,862
                                                ----------         ----------          ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                      5,975,249          2,493,739           2,774,878
    Maintenance Contract
      Services                                     975,212            928,316             595,366
                                                ----------         ----------          ----------

    Total Software and Related
      Systems and Services                       6,950,461          3,422,055           3,370,244

  Data Center Services                           1,131,078          1,466,107           1,220,368
                                                ----------         ----------          ----------

  Total Cost of Revenues                         8,081,539          4,888,162           4,590,612
                                                ----------         ----------          ----------

Gross Profit                                     5,083,728          2,747,292           1,947,250

Selling, General and
  Administrative Expenses                        3,516,288          2,901,724           1,721,854

Related Party Administrative Expense                45,000            180,000              69,000

Stock Based Compensation                               --                 --            3,492,300

Research and Development                           763,059            201,075             278,000
                                                ----------         ----------          ----------

Income (Loss) from Continuing
  Operations before Financing Costs
  and Interest                                     759,381           (535,507)         (3,613,904)

Financing Costs                                        --                 --            1,692,000

Interest Expense                                   346,114            308,169             472,548
                                                ----------         ----------          ----------

Income (Loss) from Continuing Operations           413,267           (843,676)         (5,778,452)
                                                ----------         ----------          ----------


See Notes to Consolidated Financial Statements.

                                  F - 7




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                Y e a r s  e n d e d
                                                                D e c e m b e r   3 1,
                                                    1 9 9 8               1 9 9 7             1 9 9 6
                                                    -------               -------             -------

Discontinued Operations:
  Loss from Discontinued Operations                  (397,018)        (2,615,049)          (800,992)
  Gain on Sale of Discontinued Operations             180,000                --                 --
                                                   ----------          ---------          ---------

  Loss from Discontinued Operations                  (217,018)        (2,615,049)          (800,992)
                                                   ----------          ---------          ---------

  Net Income (Loss)                                   196,249         (3,458,725)        (6,579,444)

  Less Cumulative Preferred Stock Dividends            72,600            (48,400)
                                                   ----------          ---------          ---------

  Net Income (Loss) Applicable to Common Stock      $ 123,649         $3,507,125         $6,579,444


Earnings Per Common Share:
  Basic and Diluted:
    Income (Loss) from Continuing Operations      $       .12        $      (.35)      $      (3.36)
    Income (Loss) from Discontinued Operations           (.08)             (1.10)              (.47)
                                                   ----------          ---------          ---------

    Net Income (Loss)                             $       .04        $     (1.45)      $      (3.83)
                                                   ==========          =========          =========

    Weighted Average Number of Shares of
      Common Stock Outstanding                      2,779,655          2,386,953          1,716,418
                                                   ==========          =========          =========







See Notes to Consolidated Financial Statements.

                                                              F - 8





NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    Additional                 Additional
                                                                      Paid-in                  Paid-in                    Total
                                      Series A         Series D       Capital                  Capital                    Stock-
                   Treasury Shares Preferred Stock  Preferred Stock Preferred   Common Stock   Common   Accumulate        holders'
                   Shares   Cost   Shares   Amount  Shares   Amount   Stock    Shares   Amount  Stock   Deficit           Equity


Balance-                            400    $   4    2,210   $ 22   $2,249,505 1,003,751 $10,038 $ 3,294,033 $(5,146,381) $  407,211
December 31, 1995

Common Stock Issued
in Exchange for
Series D and
Series A Preferred Stock           (400)      (4)  (1,000)   (10)  (1,039,996)  389,400   3,894   1,036,116        --           --

Allocated Related
Party Administrative
Expenses                             --        --     --      --          --        --      --        9,000        --         9,000

Compensation from
the Issuance of
Common Stock
Warrants and options                 --        --     --      --          --        --      --    3,492,300        --     3,492,300

Common Stock
Issued - Initial
Public Offering                                                                 431,250    4,312  5,170,689               5,175,001

Common Stock
Issued - Exercise
of Warrants                                                                     266,667    2,667  1,597,333               1,600,000

Common Stock
Issued -
Financing Costs                                                                 175,000    1,750  1,678,250               1,680,000

Costs Associated
with Issuance
of Stock                                                                                         (1,369,072)             (1,369,072)

Net Loss                            --         --     --      --          --        --       --         --   (6,579,444) (6,579,444)
                                   ----       ----   ----    ----   ---------   --------   ----- ----------   ---------   ---------

Balance-
December 31, 1996                   --         --    1,210     12   1,209,509 2,266,068   22,661 14,908,649 (11,725,825)  4,415,006

Common Stock
Issued as Dividends                                                               4,267       43    108,858    (108,901)        --
on Preferred Stock

Common Stock
Issued - Exercise
of Options                                                                       54,926      549     40,363                  40,912

Common Stock
Issued - Exercise
of Warrants                                                                     426,071    4,260  1,913,061               1,917,321

Cost Associated
with Exercise
of Warrants                                                                                         (74,995)                (74,995)

Common Stock
Issued - Johnson
Acquisition                                                                      26,667      267    299,733                 300,000

Net Loss                                                                                                     (3,458,725) (3,458,725)
                                   ----       ----   ----    ----   ---------   -------    -----    -------   ---------   ---------

Balance -
December 31, 1997                   --         --    1,210     12   1,209,509 2,777,999   27,780 17,195,668 (15,293,451)  3,139,518

Common Stock
Issued - Exercise
of Options                                                                        8,922       89      8,326                   8,325

Purchase of
Treasury Shares    5,333  $(60,000)                                                                                         (60,000)

Net Income                                                                                                      196,249     196,249
                   -----   ------- ----      ----    -----   ----   --------    -------   -----    -------   ----------     -------

Balance -
December 31, 1998  5,333  $(60,000) --     $ --      1,210  $ 12   $1,209,509 2,786,921 $27,869 $17,203,904 $(15,097,202 $3,284,092
                   =====  ======== ====     =====    ======  ====   ========= =========  ======  ==========   ==========  =========


See Notes to Consolidated Financial Statements.




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                   Y e a r s  e n d e d
                                                                   D e c e m b e r   3 1,
                                                       1 9 9 8            1 9 9 7           1 9 9 6
                                                       -------            -------           -------
Operating Activities:
  Income (Loss) from Continuing Operations          $    413,267       $   (843,676)      $ (5,778,452)
                                                     -----------        -----------        -----------
  Adjustments to Reconcile Income
    (Loss) from Continuing Operations to Net
    Cash Used for Operating Activities:
    Depreciation and Amortization                        561,562            600,990            486,566
    Administrative Expenses                                                                      9,000
    Additional Compensation Related to the
       issuance of Equity Instruments                                                        3,492,300
    Financing Expenses related to the issuance
      of Common Stock                                                                        1,680,000
  Cash Used in Discontinued Operations                  (367,018)        (2,615,049)          (800,992)
  Write Off of Capitalized Software Cost
    and Related Hardware                                                    553,061
    Equity in Net Loss of Joint Venture                                     287,131            264,085
    Provision for Doubtful Accounts                       60,000             60,000             60,000

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable                             (1,477,607)           452,032           (231,478)
      Costs and Estimated Profits in
        Excess of Interim Billings                    (2,357,371)           (20,538)          (516,707)
      Other Current Assets                               (25,825)            (1,565)           (68,810)
      Other Assets                                         5,839             11,905            (10,502)

    Increase [Decrease] in:
      Accounts Payable                                 1,034,641            148,536           (202,620)
      Accrued Expenses                                   102,773             50,045           (332,174)
      Interim Billings in Excess of
        Costs and Estimated Profits                      852,114           (150,220)           160,626
      Due to Related Parties                                                (21,245)          (143,458)
      Deferred Revenue                                   (69,461)            (4,439)           (52,580)
                                                     -----------        -----------        -----------

    Total Adjustments                                 (1,680,353)          (649,356)         3,793,256
                                                     -----------        -----------        -----------

  Net Cash Used For Operating Activities              (1,267,086)        (1,493,032)        (1,985,196)
                                                     -----------        -----------        -----------

Investing Activities:
  Acquisition of Property and
    Equipment                                           (222,031)          (216,041)          (181,033)
  Software Development Costs                                               (462,000)          (278,800)
  Investment in Joint Venture                                              (166,585)          (384,631)
                                                     -----------        -----------        -----------

  Net Cash Used For Investing Activities                (222,031)          (844,626)          (844,464)
                                                     -----------        -----------        -----------

See Notes to Consolidated Financial Statements.

                                  F - 10




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                     Y e a r s  e n d e d
                                                                     D e c e m b e r   3 1,
                                                     1 9 9 8               1 9 9 7               1 9 9 6
                                                     -------               -------               -------

Financing Activities:
  Proceeds from Short-Term Notes                     704,517            345,146              500,000
  Payment of Short-Term Notes                                                               (912,270)
  Payment of Bank Note Payable                                                               (79,000)
  Proceeds of loans from Related Parties                                140,000
  Repayment of loans from related parties            (56,000)                               (750,000)
  Payment of Capitalized Lease Obligations           (15,658)           (34,063)            (145,146)

  Issuance of Common Stock in Public Offering                                              5,175,000
  Proceeds from Warrant exercise                                      1,917,319            1,600,000
  Proceeds from Stock Option Exercise                  8,325             40,913
  Purchase of Treasury Shares                        (25,000)                                    --
  Cash Overdraft                                                                             (95,536)
  Redemption of Series B Preferred Stock                                                     (96,000)
  Costs associated with issuance of Stock                               (74,995)          (1,369,071)
  Other                                               76,643
                                                    --------          ---------            ---------

  Net Cash provided by Financing Activities          832,827          2,194,320            3,827,977
                                                    --------          ---------            ---------

  Net Increase [Decrease] in Cash                   (656,290)          (143,338)             998,317

  Cash - Beginning of Year                           854,979            998,317                  --
                                                    --------          ---------            ---------

  Cash - End of Year                             $   198,689        $   854,979          $   998,317
                                                    ========          =========            =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                     $   353,713        $   352,837          $   481,856
    Income Taxes                                 $    16,934        $       --           $       --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Year ended December 31, 1998:

5,333 shares of Common Stock were repurchased from Johnson Computing Systems pursuant to the acquisition agreement, at a cost of $60,000 which was paid by the issuance of a short term note.

Year ended December 31, 1997:

4,267 shares of common stock were issued to Series D Preferred stockholders as dividends which were payable on October 31, 1996 and April 1, 1997. These shares were valued at $108,900.

The Company issued 26,667 shares of common stock to acquire customer lists and certain other assets of Johnson Computer Systems. These shares were valued at $300,000.

                                  F - 11

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Year ended December 31, 1996:

The Company's principal stockholder SISC exchanged 1,000 shares of Series D preferred stock for 375,000 shares of common stock. As a result of this exchange the aggregate redemption price of the Series D preferred stock was reduced to $1,210,000. The Series A preferred stock was converted into 14,400 shares of common stock in a transaction valued at $43,200.

Pursuant to an agreement with four accredited investors, the Company issued 250,000 units composed of .667 shares of common stock and Series A Common Stock purchase warrant. The Company incurred a one time non-cash charge of $1,611,000.

Pursuant to a modification of an agreement with an asset based lender the Company issued 8,333 common shares to such lender and incurred a one-time non-cash finance charge of $81,000.

The Company granted stock options to purchase an aggregate of 80,667 shares of common stock and recognized compensation expense of $154,800.

The Company granted 1,191,042 Series B Common Stock purchase warrants and 298,959 Series A Common Stock purchase warrants and recognized compensation expense of $3,337,500.






   See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #1
--------------------------------------------------------------------------------


[1] The Company

The Company licenses and installs its proprietary software products, operates an established service bureau and enters into long term maintenance agreements with behavioral health organizations and methadone clinics and other substance abuse facilities throughout the United States.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The financial statements include Netsmart Technologies, Inc. ["Netsmart"], and its wholly-owned subsidiary, Creative Socio-Medics Corp. ["CSM"] (collectively referred to as the Company). All intercompany transactions are eliminated in consolidation. Certain amounts have been reclassified in the prior years' statements to conform to the current year's presentation.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $249,000 and $940,000 at December 31, 1998 and 1997 respectively.

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

The Company's behavioral health information systems are marketed to specialized care facilities, many of which are operated by government entities and include entitlement programs. During the years ended December 31, 1998, 1997 and 1996, approximately 52%, 35% and 31% respectively, of the Company's revenues were generated from contracts with government agencies.

During the year ended December 31, 1998, one customer accounted for approximately $2,113,000 or 16% of revenue. Accounts receivable of approximately $853,000 and costs and estimated profits in excess of billings of $1,260,000 less $318,000 in interim billings in excess of costs and estimated profits were due from this customer at December 31, 1998. Approximately $1,830,000 of such amounts were subsequently collected in 1999. No one customer accounted for more than 10% of revenues in 1997. During the year ended December 31, 1996, one customer of the Company's discontinued Cartesmart division accounted for approximately $1,879,000 or 22% of revenue. Accounts receivable of approximately $473,000 were due from this customer at December 31, 1996. In 1997, receivables from such customer in the amount of $745,000 were written off.

The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 1998 and 1997, cash and cash equivalent balances of $150,000 and

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

$840,000 respectively, were held at a financial institution in excess of federally insured limits. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

Revenue Recognition - During 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition." This SOP provides guidance on revenue recognition on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The company adopted SOP 97-2 in 1998. The adoption did not have a material impact on the financial position or results of operations of the company. The Company recognizes revenue principally from the licensing of its software, and from consulting and maintenance services rendered in connection with such licensing activities. Revenue from software package license agreements without significant vendor obligations is recognized upon delivery of the software. Information processing revenues are recognized in the period in which the service is provided. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. The Company also derives revenue from the sale of third party hardware and software. Consulting revenue is recognized when the services are rendered. No revenue is recognized prior to obtaining a binding commitment from the customer.

Software development revenue from time-and-materials contracts are recognized as services are performed. Revenue from fixed price software development contracts and revenue under license agreements which require significant modification of the software package to the customer's specifications, are recognized on the estimated percentage-of-completion method. Using the units- of-work performed method to measure progress towards completion, revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.

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

Estimated useful lives are as follows:

Equipment                                                      3-5 Years
Furniture and Fixtures                                           5 Years
Leasehold Improvements                                           5 Years

Capitalized Software Development Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high risk development issues. The establishment of technological feasibility and the

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

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

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.

The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software net realizable value, any remaining capitalized amounts are written off.

Information related to capitalized software costs applicable to continuing operations is as follows:

         Years ended December 31                1998              1997
         -----------------------                ----              ----

         Beginning of Year                  $ 183,150         $      --
         Capitalized                              --             203,500
         Amortization                         (40,700)           (20,350)
                                             --------           --------

           Net                              $ 142,450         $  183,150
           ---                               ========           ========

Customer Lists - Customer lists represent a listing of customers obtained through the acquisition of CSM to which the Company can market its products. It also represents a listing of customers acquired from Johnson Computing Systems ("Johnson") in 1997. The gross costs of the customer list associated acquired from Johnson was $255,409. Customer lists are being amortized on the straight-line method over an estimated useful life of 12 years. Customer lists at December 31, 1998 and 1997 are as follows:

                                                      December 31,
                                                      -----------
                                                  1998            1997
                                                  ----            ----

Customer Lists                                $4,106,223       $4,106,223
Less: Accumulated Amortization                 1,372,831        1,038,547
                                               ---------        ---------

   Net                                        $2,733,392       $3,067,676
   ---                                         =========        =========


On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 established accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has determined that expected future cash flows (undiscounted and without interest charges) exceed the carrying value of the long lived assets at December 31, 1998 and believes that no impairment of these assets has occurred.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

Stock Options and Similar Equity Instruments - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", for stock options and similar equity instruments (collectively, "Options") issued to employees, however, the Company continues to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed by dividing income (loss) from continuing operations and net income (loss) after each is adjusted for dividends accrued during the period on the Series D cumulative preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive common shares from the potential exercise of stock options and warrants.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

All per share information has been retroactively adjusted for the one-for-three reverse stock split which became effective September 1998.

Allocated Related Party Administrative Expenses - During the first six months of 1996, certain administrative services were performed for the Company by
a principal shareholder and  its   subsidiaries.   The  fair  value  of  such
services, approximately $9,000, was charged to related party administrative expenses, and, since the shareholder will not be reimbursed for such charges, credited to additional paid-in capital. (See Note 7)

Research and Development - Research and development costs are charged to expense as incurred.

[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $372,797 and $348,029 at December 31, 1998 and 1997 respectively. The changes in the allowance for doubtful accounts are summarized as follows:

                                                       December 31,
                                                       -----------
                                              1998         1997        1996
                                              ----         ----        ----

    Beginning Balance                       $348,029     $288,029     $346,263
    Provision for Doubtful Accounts           60,000       60,000       60,000
    Charge-offs                              (35,232)                 (118,234)
                                             -------      -------      -------

    Ending Balance                          $372,797     $348,029     $288,029
                                             =======      =======      =======

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[4] Costs and Estimated Profits in Excess of Interim Billings and Interim
    Billings in Excess of Costs and Estimated Profits

Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

                                                        December 31,
                                                        ------------
                                                1 9 9 8               1 9 9 7
                                                -------               -------

Costs Incurred on Uncompleted Contracts      $ 4,259,190           $ 2,730,054
Estimated Profits                              4,038,247             1,293,104
                                               ---------             ---------

Total                                          8,297,437             4,023,158
Billings to Date                               7,201,741             4,432,719
                                               ---------             ---------

     Net                                     $ 1,095,696           $  (409,561)
     ---                                       =========             =========

Included in the accompanying balance sheet under the following captions:

Costs and estimated profits in excess
 of interim billings                         $ 2,899,695           $   542,324
Interim billings in excess of costs and
 estimated profits                            (1,803,999)             (951,885)
                                               ---------             ---------

     Net                                     $ 1,095,696           $  (409,561)
     ---                                       =========             =========



[5] Discontinued Operations

During 1998 the Company discontinued its CarteSmart division which included its interest in a joint venture. On June 30, 1998 the Company sold this division, with an option to purchase the Company's interest in the joint venture if the other party to the venture did not elect to acquire the Company's interest, to Granite Technologies, Inc. ("Granite"), a corporation formed by the former management of the division. Granite issued to the Company its $500,000 promissory note and a 20% equity interest in Granite. Granite also agreed to pay certain royalties to the Company and granted the Company a license with respect to the CarteSmarte software. The note was subject to cancellation if the other party to the joint venture elected to purchase the Company's interest. As the Company does not have significant influence over the operations of Granite, the 20% interest is accounted for using the cost method.

As a result of the discontinuation of the CarteSmarte division, the financial statements for the periods being reported have been restated to reflect the net loss from the CarteSmart division as a loss from discontinued operations. The revenues from the discontinued operations amounted to $33,000, $24,600 and $2,003,000 in 1998, 1997 and 1996 respectively.

In October 1998 the other party to the joint venture exercised their right to purchase the Company's interest in the joint venture for a $500,000 note. The terms of the note require twenty four monthly principal payments of $15,000 each, commencing November 1,1998 and a $140,000 balloon payment due November 1, 2000. The note also bears interest at 5.66% per annum. All monthly payments have been received through March 1999 on a timely basis and the Company has valued the note at $180,000 which amount is reflected as a gain on sale of discontinued operations.

During the fourth quarter of 1997 the Company had re-evaluated the recoverability of its investment in the joint venture. A determination was made that this investment would not be recoverable based upon estimated cash flows and consequently the company wrote off $147,432, which reduced the carrying value of the venture to zero.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[6] Property and Equipment

Property and equipment consist of the following:
                                                         December 31,
                                                         -----------
                                                   1 9 9 8         1 9 9 7
                                                   -------         -------

Equipment, Furniture and Fixtures                 $ 672,692      $  582,207
Leasehold Improvements                              247,609         164,335
                                                   --------       ---------

Totals - At Cost                                    920,301         746,542
Less:  Accumulated Depreciation                     566,265         437,959
                                                   --------       ---------

     Net                                          $ 354,036      $  308,583
     ---                                           ========       =========

Depreciation expense amounted to $176,578, $169,558, and $145,686, respectively for the years ended December 31, 1998, 1997 and 1996.


[7] Related Party Transactions

[A] Related Party Administrative Expense - The Company had an agreement with its principal stockholder, Consolidated and its subsidiary The Trinity Group, Inc. ("Trinity") pursuant to which the Company paid Trinity a monthly fee of $15,000 for general business, management and financial consulting services. This agreement was mutually terminated, effective April 1, 1998. Pursuant to this agreement, in 1998, 1997 and 1996 the Company charged $45,000, 180,000 and $60,000 respectively to related party administrative expenses.

[B] Loans by Related Parties - During 1998 certain officers and employees of the Company loaned the Company $140,000 for which the Company issued its 18% installment notes. These loans are being repaid in five quarterly installments commencing September 30, 1998 and ending September 30, 1999. The amount payable at December 31, 1998 is $84,000.


[8] Notes Payable

Asset-Based Lender - The Company entered into an accounts receivable financing arrangement with an asset-based lender. Borrowings under this facility were $1,639,694 and $935,177 at December 31, 1998 and 1997, respectively. Under the agreement, the Company can borrow up to 80% of eligible accounts receivable up to $2 million, on which it pays interest at the annual rate of prime plus 5%. This note is collateralized by all of the accounts receivable and property and equipment of the Company.

In October 1998, the agreement with the asset based lender was modified to allow the Company to borrow up to 80% of the amount of qualified accounts receivable up to a maximum of $2 million. The previous amount of maximum borrowings was capped at $1.5 million. The interest rate was reduced from prime plus 8 1/2 % to prime plus 5%. In addition, the 5/8% fee previously paid on the face amount of each invoice was eliminated.

The weighted average interest rate on short-term borrowings outstanding as of December 31, 1998 and 1997 amounted to approximately 19% and 22%, respectively.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[9] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

At December 31, 1998, the Company has net operating loss carryforwards of $11,363,000 expiring by 2012. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these losses may be limited.

The expiration dates of net operating loss carryforwards are as follows:

December 31,                                      Amount
-----------                                       ------

   2008                                            315,000
   2009                                          1,010,000
   2010                                          3,847,000
   2011                                          2,930,000
   2012                                          3,261,000
                                                ----------
                                               $11,363,000
                                                ==========

The Deferred Tax Asset consists primarily of the following:

  Benefit of federal and state net operating loss carryforwards    $  4,500,000
  Benefit of stock based compensation awards                          1,400,000
  Less: Valuation Allowance                                          (5,900,000)
                                                                     ----------

Net Deferred Tax Asset                                             $        --
                                                                     ==========

The Company has provided a valuation allowance for the full amount of the deferred tax asset of approximately $5,900,000 as its future utilization is uncertain. The Valuation Allowance increased by $300,000, $900,000 and $2,900,000 in 1998, 1997 and 1996 respectively.

The provision for income taxes varies from the amount computed by applying statutory rates for the reasons summarized below:

                                               1998       1997         1996
                                               ----       ----         ----
Provision Based on Statutory Rates              34%       (34)%        (34%)
State Taxes Net of Federal Benefit               6%        (6)%         (6%)
Increase in Valuation Allowance                (40)%       40%          40%
                                               ----       ----         ----

  Total                                         -- %       -- %         -- %
                                               ====       ====         ====


[10] Capital Stock

At the close of business on September 14, 1998 a one for three reverse split became effective. All common share and per common share data in the financial statements and notes have been adjusted to reflect the one for three reverse split.

Capital Stock - The Company is authorized to issue 3,000,000 shares of preferred stock, par value $.01 per share, and 15,000,000 shares of common stock, par value $.01 per share. The Company's Board of Directors is authorized to issue preferred stock from time to time without stockholder

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[10] Capital Stock - [Continued]

action, in one or more distinct series. The Board of Directors is authorized to determine the rights and preferences of the preferred stock. The Board of Directors has authorized the issuance of Series A, Series B and Series D preferred Stock. At December 31, 1998, only the Series D preferred stock was outstanding. (See Note 17)

Preferred Stock -The Series D preferred stock is 6% redeemable preferred stock. The stockholders are entitled to receive a $60.00 per share annual dividend when and as declared by the Board of Directors. Dividends are cumulative and accrue from October 1, 1995. Dividends are payable semi-annually on April 1 and October
1. The stock is redeemable at the option of the Company for $1,000 per share commencing October 1, 1998. In the event of voluntary or involuntary liquidation, the stockholders are entitled to receive $1.00 per share and all accrued and unpaid dividends. On June 30, 1997, the Company paid the dividends relating to the Series D preferred stock which were payable on October 1, 1996 and April 1, 1997. The dividends were paid through the issuance of 4,267 shares of Common Stock and valued at the fair market value at the respective dates they became payable. The Series D preferred stock is nonvoting except as is required by law. No dividend has been paid since April 1, 1997 and at December 31, 1998, the accrued cumulative dividends on the Series D Preferred Stock in arrears aggregated were $108,900 or $90 per share.

Common Stock Issuances - On August 19, 1996, the Company completed a public offering pursuant to which it received net proceeds of approximately $3.8 million from the sale of units comprised of an aggregate of 431,250 shares of Common Stock and Series A Redeemable Common Stock Purchase Warrants ("Series A Warrants") to purchase an aggregate of 215,625 shares of Common Stock at $13.50 per share through August 1999.

During a 90 period in 1997, the terms of the Series A Warrants were amended to reduce the exercise price. During such period, the Company received net proceeds of approximately $1.8 million from the issuance of an aggregate of 426,071 shares of Common Stock upon exercise of Series A Warrants.

In August 1996, holders of Series B Common Stock Purchase Warrants ("Series B Warrants") to purchase an aggregate of 266,666 shares of Common Stock at $6.00 per share exercised such warrants. The Company received $1.6 million from the sale of such shares. See Note 14 for information relating to the issuance of the Series B Warrants.

Treasury Stock - Pursuant to the Johnson Computing Systems agreement, the Company purchased from Johnson Computing Systems 5,333 shares of Common Stock for $60,000. The shares are treated as treasury shares.

Stock Options - See Note 14 for information relating to the Company's 1993 Long-Term Incentive Plan.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[11] Capitalized Lease Obligations

Future minimum payments under capitalized lease obligations as of December 31, 1998 are as follows:

Year ending
-----------
December 31,
-----------
  1999                                                      $    36,838
  2000                                                           25,041
  2001                                                           25,041
  2002                                                           18,780
                                                              ---------

     Total Minimum Payments                                     105,700
     Less Amount Representing Interest at 13.8% Per annum        21,384
                                                              ---------

     Balance                                                $    84,316
     -------                                                  =========

Capitalized lease obligations are collateralized by equipment which has a net book value of $82,000 and $15,000 at December 31, 1998 and 1997, respectively. Amortization of approximately $10,200 and $10,200 in 1998 and 1997, respectively, has been included in depreciation expense.


[12] Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and debt maturing within one year the carrying amount approximated fair value for these instruments because of their short maturities.

[13] Commitments and Contingencies

The Company leases space for its executive offices and facilities under noncancellable operating leases expiring December 31, 2003. The Company also leases additional office space on a month-to-month basis.

Minimum annual rentals under noncancellable operating leases (net of a sublease to Granite) having terms of more than one year are as follows:

Years ending
------------
December 31,
------------
   1999                                               $   380,000
   2000                                                   389,000
   2001                                                   317,000
   2002                                                   329,000
   2003                                                   342,000
                                                       ----------

     Total                                            $ 1,757,000
     -----                                             ==========

Rent expense amounted to $349,000, $341,000 and $358,000 respectively, for the years ended December 31, 1998, 1997 and 1996.

In July 1998, the Company entered into five-year employment agreements with its president and chief executive officer, its vice president - marketing, the chief executive officer of CSM and its chief financial officer, pursuant to which such officers receive a base salary of $160,000, $140,000, $140,000 and $120,000, respectively, with an annual cost of living adjustment. The agreements

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[13] Commitments and Contingencies - [Continued]

provide that the executives are eligible to participate in a bonus pool to be determined annually by the Compensation Committee. The agreements also provide each of the executives with an automobile allowance. In the event the executive's dismissal or resignation or a material change in his duties or in the event of a termination of employment by the executive or the Company as a result of a change of control, the executive may receive severance payments of between 24 and 36 months' compensation.


[14] Stock-Based Compensation

Long Term Incentive Plans - The Company has two long-term incentive plans, the 1993 Long- Term Incentive Plan (the "1993 Plan"), as amended, and the 1998 Long-Term Incentive Plan (the "1998 Plan"), as amended. The Company may issue 170,333 and 280,000 shares of Common Stock pursuant to the 1993 Plan and 1998 Plan, respectively. In November 1998, the board of directors adopted an amendment to the 1998 Plan (the "1998 Amendment"), subject to stockholder approval, pursuant to which the number of shares subject to the 1998 Plan was increased from 280,000 shares to 780,000 shares.

Officers and other key employees, consultants and directors (other than non-employee directors) are eligible to receive options or other equity-based incentives under the Plans. The 1993 Plan and the 1998 Plan (collectively, the "Plans") are administered by the Compensation Committee of the board of directors.

The 1998 Plan provides that each non-employee director automatically receives a nonqualified stock option to purchase 5,000 shares of Common Stock on April 1 of each year. However, if there are not sufficient shares available under the 1998 Plan, the non-employee director will receive a lesser number of shares. The 1998 Plan also provided for the grant on June 30, 1998, to each non-employee director, other than the chairman of the board, of a non-qualified stock option to purchase 10,000 shares of Common Stock, and to the chairman of the board, a non-qualified stock option to purchase 35,000 shares of Common Stock.

Pursuant to the 1998 Amendment, the Company granted, subject to stockholder approval of the 1998 Amendment, options to purchase 10,000 shares to each non-employee director, other than the chairman of the board, and an option to the chairman of the board to purchase 50,000 shares. The exercise price for such options was $1.00 per share, which was the fair market value on the date of grant.

In November 1998, the Committee reduced the exercise price of outstanding options to purchase an aggregate of 43,167 shares of Common Stock, from $4.50 per share to $1.50 per share, which was in excess of the market price on the date the Committee approved the reduction in the exercise price.




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

A summary of the activity under the Company's stock option plans is as follows:

                                                1998                        1997                         1996
                                      ------------------------    -------------------------    --------------------------
                                                     Weighted                     Weighted                     Weighted
                                                     --------                     --------                     --------
                                                      Average                      Average                      Average
                                                     --------                     --------                     --------
                                                     Exercise                     Exercise                     Exercise
                                                     --------                     --------                     --------
                                      Shares           Price       Shares           Price       Shares          Price
                                      ------           -----       ------           -----       ------          -----
Outstanding - Beginning of
  Year                                148,780         $3.244       203,706         $2.57        123,039         $ .803
Granted During the Year               323,167(a)       1.50            --            --          80,667          5.265
Canceled During the Year              (80,667)(a)      9.60            --            --             --             --
Expired During the Years                  --            --             --            --             --             --
Exercised During the Year              (8,922)         .723        (54,926)         .745            --             --
                                      -------                      -------                      -------

   Outstanding - End of Year          382,358        $1.397        148,780        $3.244        203,706         $ 2.57
                                      =======         =====        =======         =====        =======          =====

   Exercisable - End of Year          242,358        $1.338        108,447        $2.492         59,626         $ .803
                                      =======         =====        =======         =====        =======          =====

___________________________
(a) Includes 43,167 shares granted upon cancellation of an equal number of shares having an exercise price of $4.50 per share.


The following table summarizes stock option information as of December 31, 1998:

                                       Options Outstanding
                                       -------------------
                                             Weighted
                                             --------
                                        Average Remaining             Options
                                        -----------------             -------
Exercise Prices    Number Outstanding    Contractual Life            Exercisable
---------------    ------------------    ----------------            -----------

$.696                   34,576              1 Year                     34,576
$1.035                  24,615              1.9 Years                  24,615
$1.50                   43,167              2.3 Years                  43,167
$1.50                  280,000              4.4 Years                 140,000
                       -------              ---------                 -------


   Totals              382,358              3.7 Years                 242,358
                       =======              =========                 =======



Warrants Issued as Compensation - In February 1996, the Company issued an aggregate of 1,051,250 Series B Common Stock Purchase Warrants, of which 838,750 are exercisable at $6.00 per share and 212,500 were exercisable at $15.00 per share. These warrants were issued in connection with services rendered, which, in the case of SISC, included the guarantee of certain notes payable. Although the warrants were issued prior to a three-for-four reverse split, which was effective in February 1996, the number of shares issuable upon exercise of the warrants, but not the exercise price, was adjusted for the reverse split.
Certain of the warrants initially had a November 1998 expiration date, which was extended to December 31, 1999, which is the expiration date of all of the warrants.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

Of the warrants issued in February 1996, 262,500 warrants exercisable at $6.00 per share and 12,500 warrants exercisable at $15.00 per share were issued to replace 275,000 warrants previously issued in October 1993. These warrants had exercise prices ranging from $8.00 per share to $30.00 per share.

In July 1996, pursuant to a warrant exchange, (a) the holders of outstanding warrants having a $6.00 exercise price exchanged one third of such warrants for outstanding warrants to purchase, at an exercise price of $12.00 per share, 150% of the number of shares of common stock issuable upon exercise of the outstanding warrants that were exchanged, and (b) the exercise price of the outstanding warrants that had a $15.00 exercise price was reduced to $12.00. Prior to the warrant exchange, there were outstanding warrants to purchase 838,750 shares of common stock at $6.00 per share and outstanding warrants to purchase 879,167 shares of common stock at $15.00 per share outstanding. As a result of the warrant exchange, there were outstanding warrants to purchase 559,167 shares of common stock at $6.00 per share and 631,877 shares of common stock at $12.00 per share. These warrants were exercisable commencing February 13, 1997. An affiliate of the Company, a member of the board of directors and a Company controlled by such director, were given permission to exercise options in August 1996. This individual and entities exercised warrants to purchase 266,667 shares at $6.00 per share in August 1996. All of the remaining Series B Common Stock Purchase Warrants expire on December 31, 1999. The Company recorded compensation expenses of $3,337,500 in relation to the issuance of these warrants.

In 1996 the Company issued 215,625 Series A Common Stock Purchase Warrants as a part of its initial public offering of its securities. These warrants are exercisable for the two year period commencing August 13, 1997 at a price of $13.50 per share. In addition, the Company issued 83,333 Series A Common Stock Purchase Warrants to various investors. These warrants have the same terms as the warrants issued to the general public.

During 1997, the Company issued 23,333 Series C Common stock warrants in exchange for the issuance of a research report on behalf of the Company. These warrants were valued at $.90 per warrant which represented the fair value of the services performed by the recipient. These warrants have an exercise price of $15.00 which was the market value of the stock at the time of issuance and will expire on December 31, 1999.




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

A summary of warrant activity is as follows:

                                                1998                      1997                           1996
                                      -----------------------    -----------------------     ------------------------
                                                     Weighted                   Weighted                     Weighted
                                                     --------                   --------                     --------
                                                      Average                    Average                      Average
                                                      -------                    -------                      -------
                                                     Exercise                   Exercise                     Exercise
                                                     --------                   --------                     --------
                                      Shares           Price     Shares          Price       Shares            Price
                                      ------           -----     ------          -----       ------            -----

Outstanding - Beginning
  of Year                             1,033,632       $10.49     1,223,335       $10.93      275,000         $21.81
Granted or Sold During
  the Year                                  --          --          23,333        15.00    1,490,002          10.00
Canceled During the Year                    --          --             --          --       (275,000)         21.81
Expired During the Year                     --          --             --          --            --             --
Exercised During the Year                   --          --        (213,036)       13.50     (266,667)          6.00
                                                                 ---------        -----    ---------          -----


   Outstanding - End of Year          1,033,632       $10.49     1,033,632       $10.49     1,223,335        $10.93
                                      =========        =====     =========        =====     =========         =====


   Exercisable - End of Year          1,033,632       $10.49     1,033,632       $10.49           --           --
                                      =========        =====     =========        =====     =========         =====



The following table summarizes warrant information as of December 31, 1998:

                                                               Weighted
                                                          Average Remaining
Exercise Prices              Shares                        Contractual Life
---------------              ------                       -----------------
$ 6.00                       292,500                          1 Year
$12.00                       631,877                          1 Year
$13.50                        85,922                         .7 Years
$15.00                        23,333                          1 Year
                           ---------

 Total                     1,033,632                         .9 Years
                           =========                         ========




[14] Stock-Based Compensation - [Continued]

The  Company  applies  Accounting  Principles  Board  Opinion  ("APB")  No.  25,
"Accounting  for Stock Issued to Employees",  and related  interpretations,  for stock  options  issued to employees in accounting  for its stock options  plans.
Total   compensation   cost  recognized  in  income  for  stock  based  employee
compensation awards was $-- in 1998 and 1997 and $3,492,300 in 1996.






NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

If the Company had accounted for the issuance of all options and compensation based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded additional compensation expense totaling $262,325 and $846,000 for the years ended December 31, 1998 and 1996 respectively and the Company's net loss and net loss per share would have been as follows:

                                                    Year  ended
                                                    -----------
                                                    December 31,
                                                    -----------
                                               1998              1996
                                               ----              ----


Net Income (Loss) as Reported                $196,249        $ (6,579,444)
                                              =======           =========

Pro Forma Net Loss                           $(66,076)       $ (7,425,444)
                                              =======           =========

Net Income (Loss) Per Share as Reported      $    .04        $      (3.83)
                                              =======           =========


Pro Forma Net Loss Per Share                 $   (.05)       $      (4.33)
                                              =======           =========

There were no options or compensation based warrants issued in 1997 which were accounted for under APB No. 25. The fair value of options and warrants at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                               1998              1996
                                               ----              ----
Expected Life (Years)                            5                  2
Interest Rate                                 5.51%               6.0%
Annual Rate of Dividends                         0%                 0%
Volatility                                      70%              67.9%

The weighted average fair value of options and warrants at date of grant using the fair value based method during 1998, 1997 and 1996 is estimated at $.81, $-- and $3.99 respectively.


                                  F - 26



NETSMART TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #15
--------------------------------------------------------------------------------

[15] Operating Segments

The Company currently classifies its operations into two business segments:  (1)
Software and Related Systems and Services and (2) Data Center Services. Software
and Related Systems and Services is the design, installation, implementation and
maintenance  of  computer   information   systems  that  provide   comprehensive
healthcare information technology solutions including billing,  patient tracking and scheduling for inpatient and  outpatient  environments,  as well as clinical documentation and medical record generation and management. Data Center Services involve company personnel performing data entry and data processing services for customers.  Intersegment  sales and sales  outside  the  United  States  are not material. Information concerning the Company's business segments is as follows:

                                                                   Y e a r s   e n d e d
                                                                   ---------------------
                                                                    D e c e m b e r  31,
                                                                    -------------------
                                                          1 9 9 8          1 9 9 7        1 9 9 6
                                                          -------          -------        -------
Revenues:
       Software and Related Systems and Services        $11,000,795    $ 5,400,245    $ 4,330,707
       Data Center Services                               2,164,472      2,235,209      2,207,155
                                                         ----------     ----------     ----------

       Total Revenues                                   $13,165,267    $ 7,635,454    $ 6,537,862
       --------------                                    ==========     ==========     ===========

Gross Profit:
       Software and Related Systems and Services        $ 4,050,334    $ 1,978,190    $   960,463
       Data Center Services                               1,033,394        769,102        986,787
                                                         ----------      ---------      ---------

       Total Gross Profit                               $ 5,083,728    $ 2,747,292    $ 1,947,250
       ------------------                                ==========      =========      =========

Income [Loss] From Operations:
       Software and Related Systems and Services        $   342,501    $  (448,801)   $(3,516,099)
       Data Center Services                                 416,880        (86,706)       (97,805)
                                                         ----------      ---------      ---------

       Total [Loss] From Operations                     $   759,381    $  (535,507)   $(3,613,904)
       ----------------------------                      ==========      =========      =========

Depreciation and Amortization:
       Software and Related Systems and Services        $   468,840    $   477,953    $   367,984
       Data Center Services                                  92,722        123,037        118,582
                                                         ----------       --------      ---------

       Total Depreciation and Amortization              $   561,562    $   600,990    $   486,566
       -----------------------------------               ==========       ========      =========

Interest Expense:
       Software and related systems and services        $   289,210    $   220,774    $   313,018
       Data Center Services                                  56,904         87,395        159,530
                                                         ----------       --------      ---------

       Total Interest Expense                           $   346,114    $   308,169    $   472,548
                                                         ===========      ========      =========

Capital Expenditures:
       Software and Related Systems and Services        $   188,570    $   636,174    $   444,516
       Data Center Services                                  33,461         41,867         15,317
                                                         ----------       --------       --------

       Total Capital Expenditures                       $   222,031    $   678,041    $   459,833
       --------------------------                        ==========       ========       ========

Identifiable Assets:
       Software and Related Systems and Services        $ 7,740,018    $ 4,452,999    $ 5,052,671
       Data Center Services                               2,548,928      2,886,804      3,198,058
                                                         ----------      ---------      ---------

       Total Identifiable Assets                        $10,288,946    $ 7,339,803    $ 8,250,729
       -------------------------                         ============    =========      =========

                                  F - 27

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
--------------------------------------------------------------------------------

[16] Johnson Acquisition

In October 1997, the Company purchased the customer list and certain other assets of Johnson Computing Systems ("Johnson Computing"), for which it issued 26,667 shares of Common Stock, valued at $300,000. Pursuant to the agreement, because the price of the Common Stock did not reach a certain price level, the Company purchased 5,333 shares of Common Stock from Johnson Computing for $60,000, which is payable in installments. Johnson Computing provided software and related support for methadone clinics. The acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired entity were included in the consolidated statements of operations from the date of acquisition. The proforma results for 1997 and 1996, assuming this acquisition has been made at the beginning of 1996, would not be materially different from the reported results.


[17] Subsequent Event

On March 25, 1999, Netsmart and a group of purchasers, consisting principally of Netsmart's management and directors, entered into an agreement with Consolidated Technologies, Inc. Pursuant to the agreement, the purchasers are to buy from Consolidated, in a private sale, an aggregate of 496,312 shares of Netsmart's common stock for an aggregate purchase price of $1 million. On April 8, 1999, 248,156 of such shares were purchased by the management investors for $500,000. The agreement also gives the purchasers the right to buy up to between 296,312 and 496,312 additional shares of Netsmart's common stock from Consolidated at the same purchase price per share.

In addition, Consolidated agreed to transfer to Netsmart shares of Netsmart's preferred stock (including the right to receive dividends thereon) and warrants to purchase shares of Netsmart's common stock, for which Netsmart will issue 100,000 shares of its common stock to Consolidated. This exchange took place on April 8, 1999.

                             SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              NETSMART TECHNOLOGIES, INC.

Date: April 14, 1998                          /s/ James L. Conway
                                             -----------------------------------
                                             James L. Conway, President

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

Signature                       Title                              Date
---------                       -----                              ----

/s/ James L. Conway         President, Chief Executive          April 14, 1999
---------------------       Officer and Director (Principal
James L. Conway             Executive Officer)


/s/ Anthony F. Grisanti     Chief Financial Officer             April 14, 1999
---------------------       (Principal Financial and
Anthony F. Grisanti         Accounting Officer)


/s/ Edward D. Bright        Director                            April 14, 1999
---------------------
Edward D. Bright


/s/ John F. Phillips        Director                            April 14, 1999
---------------------
John F. Phillips


/s/ Gerald Koop             Director                            April 14, 1999
---------------------
Gerald Koop


                            Director                            April 14, 1999
---------------------
Joseph Sicinski


---------------------       Director                            April 14, 1999
Seymour Richter

                          Netsmart Technologies, Inc.
                               Index to Exhibits
                               December 31, 1998


a)  Exhibits

3.1(1)   Restated   Certificate   of   Incorporation,   as  amended,   including
         certificates of designation with respect to the Series A, B and D Preferred Stock.
3.2(1)   By-Laws
4.1(1) Form of Warrant Agreement dated August 13, 1996, among the Registrant, American Stock Transfer & Trust Company, as Warrant Agent, and Monroe Parker Securities, Inc., to which the form of Series A Redeemable Common Stock Purchase Warrant is included as an exhibit.
4.2(2)   Form of Amendment to the Warrant Agreement.
10.1(1) Employment Agreement dated June 16, 1994, between the Registrant and Leonard M. Luttinger, as amended.
10.2(2) Employment Agreement dated as of August 15, 1996, between the Registrant and James L. Conway.
10.3(1) Employment Agreement dated June 16, 1994, between the Registrant and John F. Phillips, as amended.
10.4(1) Employment Agreement dated June 16, 1994, between the Registrant and Anthony F. Grisanti.
10.6(1)  1993 Long-Term Incentive Plan.
10.7(1)  Form of Series B Common Stock Purchase Warrant.
10.9(1) Agreement dated March 3, 1995 between CSM and United Credit Corporation, as amended.
10.17(2) Amendment  dated July 22, 1997, to March 3, 1995  agreement between
         CSM and United Credit Corporation.
11.1     Computation of loss per share.
21.1     Subsidiaries of the Registrant.
24.1     Consent of Moore Stephens, P.C.
25.1     Powers of attorney (See Signature Page)
27.1     Financial data schedule.




_______________________
(1) Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-32391, which was declared effective by the Commission on September 17, 1997, and incorporated herein by reference.