Form 10-K/A
period 1998-12-31
NETSMART TECHNOLOGIES INC
filed 1999-04-30
CIK 1011028

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                 -------------------


                                     FORM 10-K/A

                                   Amendment No. 1

                        For the Year Ended December 31, 1998


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


                     Purpose of Amendment:  To include Part III.

                                      Part III

Item 10.    Directors and Executive Officers of the Registrant

      The directors and executive officers of the Registrant are as follows:


Name                    Age    Position
----                    ---    --------
James L. Conway         50     President, Chief Executive Officer and Director
Edward D. Bright(1)     62     Chairman of the Board and Director
Anthony F. Grisanti     50     Chief Financial Officer, Treasurer and Secretary
John F. Phillips        61     President of Creative Socio-Medics Corp.
                               and Director
Gerald O. Koop          60     Chief Executive Officer of Creative Socio-Medics
                               Corp. and Director
Seymour Richter(1)      62     Director
Joseph G. Sicinski(1)   67     Director


----------
1     Member of the audit and compensation committees.


      Mr. James L. Conway has been our president and a director since January 1996 and our chief executive officer since April 1998. From 1993 until April 1998, he was president of S-Tech Corporation, a manufacturer of specialty vending equipment for postal, telecommunication and other industries, which, until April 1998, was a wholly-owned subsidiary of Consolidated Technologies Group Ltd. ("Consolidated"). From 1997 until April 1998, Mr. Conway was also president of other subsidiaries of Consolidated engaged in manufacturing. Consolidated, our largest stockholder, is a public company which had been engaged in various businesses. Mr. Conway is also a director of Trans Global Services, Inc. ("Trans Global"), which provides technical temporary staffing services. Consolidated is presently also the largest stockholder of Trans Global.

      Mr. Edward D. Bright has been our chairman of the board and a director since April 1998. In April 1998, Mr. Bright was also elected as chairman, secretary, treasurer and a director of Consolidated. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to Creative Socio-Medics Corp., our subsidiary which was acquired in June 1994. From June 1994 until January 1996, he was our chief executive officer. For more than two years prior thereto, he was a senior executive officer of Creative Socio-Medics Corp. and its former parent. Mr. Bright is also a director of Trans Global.

      Mr. Anthony F. Grisanti has been our treasurer since June 1994, our secretary since February 1995 and our chief financial officer since January 1996. He was chief financial officer of Creative Socio-Medics and its former parent more than five years prior thereto.

      Mr. John F. Phillips has been a director and president of our subsidiary, Creative Socio-Medics Corp., since June 1994. He also served as our vice president -- marketing from June 1994 to January 1996. From January 1993 until June 1994, he was chairman of the board of Creative Socio-Medics Corp. and its former parent.

      Mr. Gerald O. Koop has been a director since June 1998. He has held management positions with Creative Socio-Medics Corp. for more than the past five years, most recently as its chief executive officer, a position he has held since 1996.

      Mr. Seymour Richter has been a director since April 1998. Since April 1999, Mr. Richter has been a consultant to Consolidated. From April 1998 until April 1999, he was president, chief executive officer and a director of Consolidated. From July 1995 until April 1998, Mr. Richter was employed by Patterson Travis Operating Account, Inc., a private company that makes investments for its own account. For more than five years prior thereto, he was the chief executive officer of Touch Base Ltd., an independent selling organization in the apparel industry. Mr. Richter is also a director Trans Global.

      Mr. Joseph G. Sicinski has been a director since June 1998. He is president and a director of the Trans Global, a position he held with Trans Global and its predecessor since September 1992. Since April 1998, he has also been chief executive officer of Trans Global.

      The Board of Directors has created audit and compensation committees, both of which consists of Messrs. Bright, Richter and Sicinski, each of whom is a non-employee director. The audit committee has the authority to approve our audited financial statements, to meet with our independent auditors, to review with the auditors and with management any management letter issued by the auditors and generally to exercise the power normally accorded an audit committee of a public corporation. In addition, any transactions between us or our subsidiaries, on the one hand, and any officer, director or principal stockholder or any affiliate of any officer, director or principal stockholder, on the other hand, requires the prior approval of the audit committee.

      The compensation committee serves as the stock option committee pursuant to our stock option plans. In addition, it reviews and approves any changes in compensation for our executive officers.

      In April 1999, two members of the audit and compensation committees, Messrs. Edward D. Bright and Joseph G. Sicinski, purchased shares of common stock from SIS Capital pursuant to an agreement described under "Item 13 -- Certain Relationships and Related Transactions."

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


Section 16(a) Beneficial Ownership Reporting Compliance

      During 1998, Messrs. Edward D. Bright and Seymour Richter filed their Form 3, which was due in April 1998, in June 1998.

Item 11.  Executive Compensation

      Set forth below is information with respect to compensation paid or accrued by the Company for 1998, 1997 and 1996 to its chief executive officer and to each other officer whose salary and bonus for 1998 exceeded $100,000.

                             SUMMARY COMPENSATION TABLE


                                     Annual                 Long-Term
                                     ------                 ---------
                                   Compensation             Compensation
                                   ------------             ------------
                                                            (Awards)
                                                             ------
                                                            Options, SARs
Name and Principal Position  Year      Salary    Bonus(1)     (Number)(2)
---------------------------  ----      ------    ------     -------------
James L. Conway, CEO         1998     $161,563   $27,000         90,000
(from April 1998) and        1997      125,000        --         89,582
President                    1996       77,408        --             --
Lewis S. Schiller, CEO       1998           --        --             --
(prior to April 1998)(3)     1997           --        --             --
                             1996           --        --             --
Gerald O. Koop, Chief        1998       92,700   126,305         80,000
Executive Officer of         1997       90,000   158,094             --
Creative Socio-Medics Corp.  1996       90,000   134,768          6,000
John F. Phillips, Vice       1998      112,800    70,540         80,000
President - Marketing        1997      109,500    89,657             --
                             1996      100,000    33,906          9,000
Anthony F. Grisanti, Chief   1998       91,240    56,967         80,000
Financial Officer            1997       87,600    73,888             --
                             1996       80,000    23,500          5,000


----------

1     Includes commissions.

2 Includes, for 1998, option grants which were made pursuant to an amendment to the 1998 Long Term Incentive Plan. Such option grants are subject to stockholder approval of such amendment. Options which were repriced in 1998 are reflected in the year in which the options were initially granted.

3 Mr. Schiller resigned as an officer and director in April 1998. Mr. Schiller has received no compensation from us. During 1998, Consolidated reported that Mr. Schiller's compensation for 1998 included salary of $138,000 and other annual compensation of $3.5 million, which represented $1.2 million paid to him and his designated family members for his ownership in one of Consolidated's subsidiaries which was sold in 1998, $1.9 million for the purchase of his contract rights by the Company and $350,000 for other payments due pursuant to a settlement agreement with Mr. Schiller. In 1997, Consolidated paid Mr. Schiller $616,000 in salary and $358,000 in other annual compensation, which represented commissions paid to him on Consolidated's investment activities. In 1996, Consolidated paid Mr. Schiller salary of $286,000.




      During 1998, our officers received compensation at rates of $160,000 for Mr. Conway, $112,800 for Mr. Phillips, $92,700 for Mr. Koop and $91,240 for Mr.
Grisanti. Mr. Phillips is also entitled to a commission of 2% of all data center revenue. In addition, for 1998, we had a commission pool of up to 10% of sales from new contracts. Mr. Koop received 2.5% of the first $9 million of these new sales and 1% of these sales in excess of $9 million. Mr. Grisanti received .75% of the first $9 million of these new sales and .3% of these sales in excess of $9 million.

      In July 1998, we entered into five-year employment agreements with Messrs.
James L.  Conway,  John F.  Phillips,  Gerald O. Koop and  Anthony F.  Grisanti.
Pursuant  to  these  agreements,  these  officers  receive  the  following  base salaries:  Mr.  Conway --  $160,000,  Mr.  Phillips  --  $140,000,  Mr.  Koop --
$140,000,  and Mr.  Grisanti -- $120,000.  The agreements  provide for an annual cost of living  adjustment.  Except for Mr. Conway,  whose  compensation  became effective  July 1998, the salaries for the other  officers  became  effective in
January  1999.  The  agreements  provide  that the  executives  are  eligible to participate  in a  bonus  pool to be  determined  annually  by the  Compensation
Committee.  The agreements also provide each of these officers with a $1,000 per month  automobile  allowance.  In  the  event  of  the  officer's  dismissal  or resignation or a material  change in his duties or in the event of a termination of employment by the executive or by us as a result of a change of control,  the
officer   may  receive   severance   payments  of  between  24  and  36  months'
compensation.  A month's compensation means the then current monthly salary plus one-twelfth  of the bonus for the prior  year.  The  agreement  with Mr.  Conway replaced an employment  agreement dated August 1996. The agreements with Messrs.
Phillips and Grisanti replaced employment agreements dated June 1994.

      The following table sets forth information concerning options granted during the year ended December 31, 1998 pursuant to our long-term incentive plans. No SARs were granted.

                    Option Grants in Year Ended December 31, 1998


                                         % of Total                             Potential Realizable
                                         Options                                Value at Assumed
                       Number of         Granted to                             Annual Rates of Stock
                       Shares            Employees    Exercise                  Price Appreciation
                       Underlying        in Fiscal    Price Per    Expiration
      Name             Options Granted     Year       Share           Date      5%($)     10%($)
      ----             ---------------   ---------    ---------    ----------   -----     ------

James L. Conway            40,000            5.2%       $1.50        6/29/03    $16,400   $36,800
                           50,000(1)         6.5%        1.00        11/2/03     14,000    30,500
Lewis S. Schiller              --              0%          --          --            --        --
Gerald O. Koop             30,000(2)         3.9%        1.50        6/29/03     12,420    27,480
                           50,000(1)         6.5%        1.00        11/2/03     14,000    30,500
John F. Phillips           30,000(2)         3.9%        1.50        6/29/03     12,420    27,480
                           50,000(1)         6.5%        1.00        11/2/03     14,000    30,500
Anthony F. Grisanti        30,000(2)         3.9%        1.50        6/29/03     12,420    27,480
                           50,000(1)         6.5%        1.00        11/2/03     14,000    30,500


----------
1     These options were granted  pursuant to an amendment to our 1998 Long-Term
      Incentive  Plan. The amendment is subject to  stockholder  approval at our
      1999 annual meeting of stockholders.

2 These option grants do not include options which were repriced. Those options are set forth in the Option Repricing Table.


                                       - 4 -



      On June 30, 1998, the compensation committee approved the repricing of stock options held by employees, including options held by Messrs. Gerald O.
Koop, John F. Phillips and Anthony F. Grisanti. Options to purchase an aggregate of 42,166 shares of common stock at $6.00 per share, which were granted in April
1996, were repriced at $1.50, which was the marked price of the common stock on the date of the repricing. The grant of the new option and cancellation of the old option were based on our improving results notwithstanding the decline in the stock price. There were no repricings of options prior to 1998 at a time when we were a reporting company. Set forth below is information concerning the repricing of such options.

                               Option Repricing Table


                                 Number of
                                 Securities    Market Price
                                 Underlying    of Stock at    Exercise Price
                                 Options       Time of        at Time of      New        Length of Original Term
Name                  Date       Repriced or   Repricing or   Repricing or    Exercise   Remaining at Date of
                                 Amended       Amendment      Amendment       Price      Repricing or Amendment
----                  ----       -----------   ------------   --------------  --------   ----------------------

Gerald O. Koop       6/30/98       6,000         $1.50          $6.00         $1.50      Two years, nine months
John F. Phillips     6/30/98       9,000          1.50           6.00          1.50      Two years, nine months
Anthony F. Grisanti  6/30/98       5,000          1.50           6.00          1.50      Two years, nine months

      The following table sets forth information concerning the exercise of options and warrants during the year ended December 31, 1998 and the year-end value of options held by our officers named in the Summary Compensation Table.
No stock appreciation rights ("SARs") have been granted.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value


                                                Number of        Value of
                                                Securities       Unexercised In-
                                                Underlying       the-Money
                                                Unexercised      Options at Fiscal
                                                Options(1) at    Year End(2)
                                                Fiscal Year End
                     Shares
                     Acquired         Value     Exercisable/     Exercisable/
  Name              Upon Exercise    Realized   Unexercisable    Unexercisable
  ----              -------------    ---------  -------------    -------------

James L. Conway              --           --    97,249/70,000(3) $21,260/$99,410
Lewis S. Schiller            --           --    55,555/--(4)         --/--
Gerald O. Koop               --           --    22,984/65,000    $26,019/$94,095
John F. Phillips             --           --    36,922/65,000    $49,586/$94,095
Anthony F. Grisanti          --           --    30,821/65,000    $40,359/$94,095

----------
1     The number of shares of Common Stock subject to options includes shares of common  stock  issuable  upon  exercise of  warrants.  Options  granted in
      November 1998 pursuant to an amendment




                                       - 5 -

      to our 1998 stock option plan are unexercisable. Such options are subject to stockholder approval of the amendment.

2 The determination of "in the money" options at December 31, 1998, is based on the closing price of the common stock on the Nasdaq SmallCap Market on December 31, 1998, which was $2.563.

3 Includes warrants to purchase 23,916 shares of common stock held by Mr. Conway's wife, as to which he disclaims beneficial ownership.

4 Does not include warrants held by DLB, Inc., which is owned by Mr. Schiller's wife. Mr. Schiller disclaims beneficial ownership in DLB or in any securities owned by DLB. Warrants held by Mr. Schiller include warrants issued to him by us and warrants transferred to him by SIS Capital.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

      Set forth below is information as of April 26, 1999, as to each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our Common Stock, each director, each officer listed in the Summary Compensation Table and all officers and directors as a group.

                                                          Percent of Outstanding
Name and Address(1)                           Shares      Common Stock
----------------                              ------      ----------------------

SIS Capital Corp.                             508,874          17.6%
Consolidated Technology Group Ltd.
160 Broadway
New York, NY 10038
James L. Conway                               143,917(2)        5.0%
146 Nassau Avenue
Islip, NY 11751
John F. Phillips                              133,922(3)        4.8%
Edward D. Bright                              123,922           4.4%
Gerald O. Koop                                 77,823(4)        2.8%
Anthony F. Grisanti                            58,061(5)        2.1%
Joseph G. Sicinski                             10,000(6)         *
Seymour Richter                                 5,000(7)         *
All directors and officers as a group         552,645(8)       18.7%
(seven individuals)



----------
*     Less than 1%.

1 Unless otherwise indicated, each person has the sole voting and sole investment power and direct beneficial ownership of the shares. Each person is deemed to beneficially own shares of common stock issuable upon exercise of options or warrants which are exercisable on or within 60 days after the date as of which the information is provided. Shares of common stock issued pursuant to options granted pursuant to an amendment to our 1998 Long-Term Incentive Plan are not deemed to be presently exercisable since the options were granted subject to stockholder approval of the amendment.

2 Includes (a) 65,667 shares of common stock issuable upon exercise of warrants owned by Mr. Conway and (b) 23,916 shares of common stock issuable upon exercise of warrants held by Mr.
      Conway's wife, as to which he disclaims beneficial ownership.

3     Includes   24,000  shares  of  common  stock  issuable  upon  exercise  of outstanding options held by Mr. Phillips.

4 Includes 22,984 shares of common stock issuable upon exercise of outstanding options held by Mr. Koop.

5 Includes 20,000 shares of common stock issuable upon exercise of outstanding options held by Mr. Grisanti.

6     Includes   5,000  shares  of  common  stock   issuable  upon  exercise  of
      outstanding options held by Mr. Sicinski.

7 Represents shares of common stock issuable upon exercise of outstanding options held by Mr. Richter.

8     Footnotes 2 through 8 are incorporated by reference.



Item 13.    Certain Relationships and Related Transactions

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

      We had a management services agreement with Consolidated pursuant to which we paid Consolidated $15,000 per month. This agreement was terminated in April 1998. During 1998, we paid Consolidated $45,000 pursuant to this agreement.

      In connection with the April 1998 resignations of Mr. Lewis S. Schiller as chief executive officer and a director and Mr. E. Gerald Kay as a directors, we exchanged general releases with such persons.

      In connection with our accounts receivable financing, Mr. Anthony F. Grisanti, our chief financial officer, issued his guaranty which is limited to the losses or liability resulting from certain irregularities by us in the submission of invoices for advances and the failure to pay over the proceeds from accounts to the lender. We know of no such irregularities. The advances under this facility were $1.6 million at December 31, 1998 and $780,000 at April 21, 1999. The maximum borrowings under the facility, subject to the borrowing formula, is $2.0 million.

      In March  1999,  we and  members of our  management,  together  with other
employees  and  non-affiliated   investors,   entered  into  an  agreement  with
Consolidated, its subsidiary, SIS Capital Corp. and Mr. Anthony Grisanti, as agent, pursuant to which:

o The purchasers bought an aggregate of 585,750 shares of our common stock from SIS Capital for $2.015 per share in April 1999.

o The purchasers have the right to buy up to 206,874 additional shares of the our common stock from SIS Capital at the same purchase price per share.

o Consolidated Technology transferred to us shares of our preferred stock (including the right to receive dividends thereon) and warrants to purchase shares of our common stock, for which we issued 100,000 shares of common stock to Consolidated in April 1999.

      The following officers and directors purchased the following number of shares of common stock from SIS Capital pursuant to this agreement:


Name                              Number of Shares          Purchase Price
----                              ----------------          --------------
John F. Phillips                       75,000                $151,118
Edward D. Bright                       62,500                 125,931
Gerald O. Koop                         34,600                  69,716
James L. Conway                        26,000                  52,387
Anthony F. Grisanti                    20,600                  41,507
Joseph G. Sicinski                      5,000                  10,075

                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NETSMART TECHNOLOGIES, INC.


Dated: April 29, 1999                By  /s/ James L. Conway
                                         ---------------------------------------
                                         James L. Conway, President and CEO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                Title                                        Date
  ---------                -----                                        ----

/s/ James L. Conway        President, Chief Executive            April 29, 1999
---------------------
James L. Conway            Officer and Director (Principal
                           Executive Officer)

/s/ Anthony F. Grisanti    Chief Financial Officer               April 29, 1999
-----------------------
Anthony F. Grisanti        (Principal Financial and
                           Accounting Officer)

/s/ Edward D. Bright       Director                              April 29, 1999
-----------------------
Edward D. Bright


/s/ John F. Phillips       Director                              April 29, 1999
John F. Phillips


/s/ Gerald O. Koop         Director                              April 29, 1999
Gerald O. Koop

                                                 By: /s/ James L. Conway
                                                     ----------------------
----------------------     Director                  James L. Conway
Joseph G. Sicinski                                   Attorney-in-Fact
                                                     April 29, 1999

----------------------     Director
Seymour Richter