Form 10-Q
period 1999-03-31
NETSMART TECHNOLOGIES INC
filed 1999-05-17
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999
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

Yes_X_        No__


Number of shares of common stock outstanding as of May 14, 1999:    2,967,253

Netsmart Technologies, Inc. and Subsidiary

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                    Page
                                                                  ----


Consolidated Balance Sheets - March 31, 1999
 and December 31, 1998                                             1-2

Consolidated Statements of Operations-
 Three Months Ended March 31, 1999 and March 31, 1998               3

Consolidated Statements of Cash Flows-
 Three Months Ended March 31, 1999 and March 31, 1998              4-5

Consolidated  Statement of Stockholders' Equity-
 Three Months Ended March 31, 1999                                 6-7

Notes to Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                     9-11

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                              March 31,           December 31,
                                                1999                  1998
                                              --------            -----------
                              ------------      -----------------
Assets:
Current Assets:
    Cash and Cash Equivalents                $   122,447           $   198,689
    Accounts Receivable - Net                  4,183,739             3,600,025
    Costs and Estimated Profits in Excess
     of Interim Billings                       2,205,983             2,899,695
    Note Receivable                              105,000               150,000
    Other Current Assets                         198,941               109,595
                                              ----------            ----------

    Total Current Assets                       6,816,110             6,958,004
                                              ----------            ----------

Property and Equipment - Net                     389,087               354,036
                                              ----------            ----------

Other Assets:
    Software Development Costs - Net             132,275               142,450
    Customer Lists - Net                       2,650,071             2,733,392
    Other Assets                                  98,665               101,064
                                              ----------            ----------

    Total Other Assets                         2,881,011             2,976,906
                                              ----------            ----------

Total Assets                                 $10,086,208           $10,288,946
                                              ==========            ==========



See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                  March 31,         December 31,
                                                    1999                1998
                                                  --------          -----------

Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable                               $      804,830       $  1,639,694
  Capitalized Lease Obligations                       22,959             27,283
  Accounts Payable                                 2,314,360          2,166,333
  Accrued Expenses                                 1,410,164          1,178,893
  Interim Billings in Excess of Costs
    and Estimated Profits                          1,650,569          1,803,999
  Due to Related Parties                              52,000             84,000
  Deferred Revenue                                    28,682             47,619
                                                   ---------          ---------

Total Current Liabilities                          6,283,564          6,947,821
                                                   ---------          ---------

Capitalized Lease Obligations                         85,272             57,033
                                                   ---------          ---------

Commitments and Contingencies                            --                 --
                                                   ---------          ---------

Stockholders' Equity:
  Preferred Stock, $.01 Par Value;
    Authorized 3,000,000

  Series D 6% Redeemable Preferred Stock - $.01 Par
    Value 3,000 Shares Authorized, 1,210 Issued and
    Outstanding [Liquidation Preference of $1,210
    and redemption value of $1,210,000]                   12                 12

  Additional Paid-in Capital -
    Series D Preferred Stock                       1,209,509          1,209,509

  Common Stock - $.01 Par Value; Authorized
    15,000,000 Shares; Issued 2,872,586 Shares
    at March 31, 1999, 2,786,921 Shares at
    December 31, 1998                                 28,726             27,869

  Additional Paid-in Capital - Common Stock       17,309,226         17,203,904

  Accumulated Deficit                            (14,770,101)       (15,097,202)
                                                   3,777,372          3,344,092

  Less cost of 5,333 shares of Common Stock
    held in Treasury                                  60,000             60,000
                                                  ----------         ----------

  Total Stockholders' Equity                       3,717,372          3,284,092
                                                  ----------         ----------

  Total Liabilities and Stockholders' Equity    $ 10,086,208       $ 10,288,946
                                                  ==========         ==========

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                  Three months ended
                                                       March 31,
                                                  ------------------
                                                1999               1998
                                                ----               ----

Revenues:
  Software and Related
    Systems and Services:
    General                                 $ 4,110,698        $ 1,547,587
  Maintenance Contract
    Services                                    598,731            313,921
                                              ---------          ---------
  Total Software and Related
    Systems and Services                      4,709,429          1,861,508

  Data Center Services                          525,354            679,234
                                              ---------          ---------

  Total Revenues                              5,234,783          2,540,742
                                              ---------          ---------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                   2,740,485            920,323
    Maintenance Contract
      Services                                  397,883            267,035
                                              ---------          ---------

  Total Software and Related
    Systems and Services                      3,138,368          1,187,358

  Data Center Services                          308,798            282,679
                                              ---------          ---------

  Total Cost of Revenues                      3,447,166          1,470,037
                                              ---------          ---------

Gross Profit                                  1,787,617          1,070,705

Selling, General and
Administrative Expenses                       1,177,743            705,504

Related Party Administrative Expense                -               45,000

Research and Development                        202,196            314,605
                                              ---------          ---------

Income from Continuing
  Operations before interest                    407,678              5,596

Interest Expense                                 80,577             67,023
                                              ---------          ---------

Income (Loss) from Continuing Operations        327,101            (61,427)
                                              ---------          ---------

Loss from Discontinued Operations                   -              213,297
                                              ---------          ---------

Net Income (Loss)                            $  327,101         $ (274,724)
                                              =========          =========

Earnings Per Share of Common Stock:
  Basic and Diluted:
    Income (Loss) from Continuing Operations $      .11         $     (.02)
    (Loss) from Discontinued Operations             -                 (.08)
                                              ----------         ---------

    Net Income (Loss)                        $      .11         $     (.10)
                                              ==========         =========

   Weighted Average Number of Shares of
     Common Stock Outstanding                 3,024,454          2,777,999

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                  Three months ended
                                                       March 31
                                                  ------------------
                                                1999               1998
                                                ----               ----

Operating Activities:
Net Income [Loss] from Continuing
  Operations                                 $ 327,101             $ (61,427)


Adjustments to Reconcile Net Income
  [Loss] from Continuing Operations
  to Net Cash [Used for] Operating
  Activities:
    Depreciation and Amortization              136,496               132,597
    Cash Used in Discontinued Operations            -               (213,297)

Changes in Assets and Liabilities:
[Increase] Decrease in:
  Accounts Receivable                         (583,714)             (134,608)
  Costs and Estimated Profits in
  Excess of Interim Billings                   693,712              (273,925)
  Other Current Assets                         (44,346)              (25,134)
  Other Assets                                   2,399                (2,798)

Increase [Decrease] in
  Accounts Payable                             148,027                32,723
  Accrued Expenses                             231,271                19,408
Interim Billings in Excess of
  Costs and Estimated Profits                 (153,430)             (117,504)
Deferred Revenue                               (18,937)              (44,816)
                                              --------               -------

Total Adjustments                              411,478              (627,354)
                                              --------               -------

Net Cash - Operating Activities                738,579              (688,781)
                                              ========               =======

Investing Activities:
  Acquisition of Property and Equipment        (78,051)              (34,272)
                                              --------                ------

Net Cash - Investing Activities                (78,051)              (34,272)
                                              ========                ======


See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                  Three months ended
                                                       March 31
                                                  ------------------
                                                1999               1998
                                                ----               ----

Financing Activities:
  Proceeds (payments) on
    Short term notes                           $ (834,864)       $ 274,658
  Payment of Capitalized Lease Obligations        (16,085)          (5,879)
  Repayment of Loans from Related Parties         (32,000)              -
  Proceeds from Capitalized Lease Obligation       40,000               -
  Proceeds from Stock Options Exercised           106,179               -
                                                 --------         ---------

Net Cash - Financing Activities                  (736,770)         268,779
                                                 ========         =========

Net [Decrease] in Cash                            (76,242)        (454,274)

Cash - Beginning of Periods                       198,689          854,979
                                                 --------         ---------

Cash - End of Periods                           $ 122,447        $ 400,705
                                                 ========         ========

Supplemental Disclosure of Cash Flow Information
  Cash paid during the periods for:
  Interest                                      $  87,300        $  72,219
  Taxes                                         $     -             10,272





See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

For the Three Months Ended March 31, 1999

Series D Preferred Stock at .01 Par Value             Shares          Amount
                                                      ------          ------

Beginning Balance                                     1,210         $       12
                                                    -------          ---------

Ending Balance                                        1,210         $       12
                                                    =======          =========

Additional Paid-In Capital Preferred Stock

Beginning Balance                                                   $1,209,509
                                                                     ---------

Ending Balance                                                      $1,209,509
                                                                     =========

Common Stock $.01 Par Value Authorized
15,000,000 Shares

Beginning Balance                                 2,786,921         $   27,869

Common Stock Issued - Exercise of Options            83,165                832
Common Stock Issued - Consulting                      2,500                 25
                                                  ---------          ---------

Ending Balance                                    2,872,586         $   28,726
                                                  =========          =========








See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

For the Three Months Ended March 31, 1999

Additional Paid-In Capital Common Stock             Shares          Amount
                                                    ------          ------

Beginning Balance                                                  $ 17,203,904

Common Stock Issued - Exercise of Options                                99,722

Common Stock Issued - Financing Costs                                     5,600

Ending Balance                                                     $ 17,309,226
                                                                     ==========

Accumulated Deficit

Beginning Balance                                                  $(15,097,202)

Net Income                                                              327,101
                                                                     ----------

Ending Balance                                                     $(14,770,101)
                                                                     ==========

Treasury Stock

Beginning Balance                                   5,333          $    (60,000)
                                                    -----            ----------

Ending Balance                                      5,333          $    (60,000)
                                                    -----            ----------

Total Stockholders Equity                                          $  3,717,372
                                                                     ==========






See Notes to Financial Statements.

  NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
  ------------------------------------------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ------------------------------------------------------------------------------

 (1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998 and the changes in cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

 (2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended December 31, 1998.

 (3) Income (Loss) per share - Income (Loss) per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock. The Common stock equivalents are assumed converted to common stock when dilutive. During periods in which losses were incurred, common stock equivalents were excluded from the weighted average number of shares of common stock because their inclusion would be anti-dilutive.

(4) During the quarter ended March 31, 1999, stock options to purchase 83,165 shares were exercised and the Company received gross proceeds of $100,554. As a result, Common stock and additional paid in capital increased by $832 and $99,722, respectively.

During the quarter ended March 31, 1999, the Company issued 2,500 common shares to a consultant. As a result $5,625 was charged to general and administrative expense.

(5) On March 25, 1999, the Company entered into an agreement with Consolidated Technology Group Ltd. ("Consolidated"), SIS Capital Corp., a wholly-owned subsidiary of Consolidated ("SISC"), and a group of purchasers, consisting principally of the Company's management and directors. Pursuant to the agreement, on April 8 and 15, 1999, the purchasers bought an aggregate of 585,750 shares of the Company's common stock from SISC for $2.015 per share. The purchasers or their designees have the right to purchase an additional 206,874 shares from Consolidated's subsidiary at the same price per share.

In addition, on April 8, 1999, Consolidated transferred to the Company the 1,210 shares of the Company's Series D 6% Redeemable Preferred Stock ("Series D Preferred Stock"), including the right to receive $145,200 of dividends thereon, and warrants to purchase shares of the Company's common stock, for which the Company issued 100,000 shares of its common stock to Consolidated.

The acquisition of the Series D Preferred Stock will be reflected on the Company's balance sheet through the elimination of the Series D Preferred Stock and the transfer of the additional paid-in capital - Series D Preferred Stock to additional paid-in capital.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations

 Three Months Ended March 31, 1999 and 1998

 Our revenue for the three months ended March 31, 1999 (the "March 1999 period") was $5,235,000, an increase of $2,694,000, or 106% from the revenue for the three months ended March 31, 1998 (the "March 1998 period") which was $2,541,000. The largest component of revenue in the March 1999 period was revenue from third party hardware and software, which increased to $1,732,000 in the March 1999 period from $360,000 in the March 1998 period, an increase of 381%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. Turnkey systems labor revenue increased to $1,563,000 in the March 1999 period, from $650,000 in the March 1998 period, reflecting a 140% increase. The increases in both revenue from third party hardware and software and turnkey systems is substantially the result of growth in the behavioral health information systems business and our ability to provide the staff necessary to generate additional revenue. The data center (service bureau) revenue decreased to $525,000 in the March 1999 period from $679,000 in the March 1998 period, reflecting a decrease of 23%. This decrease was substantially the result of a special project performed for a client during the March 1998 period which did not continue at the same rate in the March 1999 period. License revenue increased to $570,000 in the March 1999 period from $308,000 in the March 1998 period, an increase of 85%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Maintenance revenue increased to $599,000 in the March 1999 period from $314,000 in the March 1998 period, reflecting an increase of 91%, resulting from maintenance contracts relating to new turnkey systems installed during 1998 and the first quarter of 1999. Revenue from the sales of the Company's small turnkey division increased to $246,000 in the March 1999 period from $229,000 in the March 1998 period, reflecting an increase of 7%.

 Revenue from contracts from government agencies represented 58% of revenue for the March 1999 period and 31% of revenue for the March 1998 period.

 Gross profit increased to $1,788,000 in the March 1999 period from $1,071,000 in the March 1998 period, a 67% increase. Our overall gross margin was 34% for the March 1999 period compared to 42% for the March 1998 period. The decline in gross margin was substantially attributable to the hiring of additional staff to support our increased order backlog. Since there is approximately a three month lag time between the commencement of employment and the ability to generate revenue, our margins were negatively impacted in the March 1999 period.

 Selling, general and administrative expenses were $1,178,000 in the March 1999 period, an increase of 67% from the $706,000 in the March 1998 period. This increase was substantially the result of an increase in sales and marketing salaries and related direct selling costs, commissions expense and an increase in the provision for incentive bonuses.

 We incurred product development expense of $202,000 in the March 1999 period, a decrease of 36% from the $315,000 in the March 1998 period. These expenses were related to our behavioral health information systems products such as our clinician workstation, behavioral health information system for Windows, managed care and methadone dispensing products.

 Interest expense was $81,000 in the March 1999 period, an increase of $14,000, or 20% from the $67,000 in the March 1998 period. This increase was the result of higher borrowings during the March 1999 period, which were substantially offset by a reduction in the cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We paid interest on such loans at a rate equal to prime plus 5 %.

 Related  party  administrative  expense was  $45,000 in the March 1998  period.
 These charges were pursuant to a management services agreement with Consolidated Technology Group to provide general business, management and financial consulting services for a monthly fee of $15,000. This agreement was mutually terminated, effective April, 1 1998.

 The net loss from our discontinued operations, the smart card division, was $213,000 in the March 1998 period.

 As a result of the foregoing factors, we generated a net income of $327,000, or $.11 per share in the March 1999 period, as compared to a net loss of $275,000, or ($.10) per share (basic and diluted) in the March 1998 period.


 Liquidity and Capital Resources

 We had working capital of $533,000 at March 31, 1999 as compared to working capital of $10,000 at December 31, 1998. Our cash position decreased from $199,000 at December 31, 1998 to $122,000 at March 31, 1999. The increase in working capital for the three months ended March 31, 1999 was substantially due to the net income after adding back depreciation and amortization.

 Our principal source of funds, other than revenue, is an accounts receivable financing agreement with an asset based lender whereby we may borrow up to 80% of eligible accounts receivable up to a maximum of $2,000,000. At March 31, 1999, the outstanding borrowings under this facility was $805,000. At March 31, 1999, the maximum amount available under this formula was $1,470,000.

 At March 31, 1999, accounts receivable and costs and estimated profits in excess of interim billings were approximately $6.4 million, representing approximately 110 days of revenue based on annualizing the revenue for the three months ended March 31, 1999, although no assurance can be given that revenue will continue at the same level as the three month period. Accounts receivable at March 31, 1999 increased by $584,000 from $3,600,000 at December 31, 1998 to $4,184,000 at March 31, 1999. We believe that, the profits being generated from the behavioral health information systems business, the availability with our asset based lender and the cash on hand, will be sufficient to enable us to continue to operate at least through the end of 1999 without additional funding. If we continue to grow at the existing rate into 2000 and beyond, we may require significant additional funding. We are therefore exploring various long term funding possibilities with several investment banking organizations. No assurances can be given as to the ability of Netsmart to obtain additional financing and our inability to do so could have a material adverse affect on our ability to grow.


 Forward Looking Statements

 The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors" and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K for the year ended December 31, 1998, those described in Management's Discussion and Analysis of Financial

 Conditions and Results of Operations in this Form 10-Q, and those described in any other filings we make with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

 Item 6.  Exhibits and Reports on Form 8-K

 (b) Reports on Form 8-K

 A Form 8-K dated March 25, 1999, reporting Items 5 and 7 was filed with the Commission on March 30, 1999.


 Statements in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in other documents filed by the Company with the Securities and Exchange Commission.

 Signatures

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NETSMART TECHNOLOGIES, INC.


/s/ James L. Conway        President, Chief Executive              May 14, 1999
---------------------      Officer and Director (Principal
James L. Conway            Executive Officer)



/s/ Anthony F. Grisanti    Chief Financial Officer                 May 14, 1999
----------------------     (Principal Financial and
Anthony F. Grisanti        Accounting Officer)