Form 10-K/A
period 1998-12-31
NETSMART TECHNOLOGIES INC
filed 1999-05-27
CIK 1011028

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------


                              FORM 10-K/A

                             Amendment No. 2

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


  Purpose of Amendment:    To correct Item 11, to correct the date of the report
  of Richard A. Eisner & Company, LLP and to correct a typographical error in the Statement of Operations.

                                 Part III

Item 11.  Executive Compensation

     Set forth below is information with respect to compensation paid or accrued by the Company for 1998, 1997 and 1996 to its chief executive officer and to each other officer whose salary and bonus for 1998 exceeded $100,000.

                        SUMMARY COMPENSATION TABLE


                                                                   Long-Term
                                                                   Compensation
                                           Annual Compensation     (Awards)
                                                                   Options, SARs
Name and Principal Position        Year    Salary      Bonus(1)     (Number)(2)
---------------------------        ----    ------      ------      -------------
James L. Conway, CEO               1998    $161,563   $ 60,000         90,000
(from April 1998) and              1997     125,000         --         89,582
president                          1996      77,408         --             --
Lewis S. Schiller, CEO             1998          --         --             --
(prior to April 1998)(3)           1997          --         --             --
                                   1996          --         --             --
Gerald O. Koop, chief              1998      92,700    126,305         80,000
executive officer of Creative      1997      90,000    158,094             --
Socio-Medics Corp.                 1996      90,000    134,768          6,000
John F. Phillips, vice             1998     112,800     70,540         80,000
president - marketing              1997     109,500     89,657             --
                                   1996     100,000     33,906          9,000
Anthony F. Grisanti, chief         1998      91,240     67,717         80,000
financial officer                  1997      87,600     73,888             --
                                   1996      80,000     23,500          5,000

(1) Includes commissions paid or accrued during 1998. In addition, during 1998, Mr. Koop earned commissions of $192,284 and Mr. Grisanti earned commissions of $57,685. These commissions are based on contracts entered into during 1998 and will be recognized through 2000 as revenue on the contracts is recognized.

(2) Includes, for 1998, option grants which were made pursuant to an amendment to the 1998 Long Term Incentive Plan. Such option grants are subject to stockholder approval of such amendment. Options which were repriced in 1998 are reflected in the year in which the options were initially granted.

(3) Mr. Schiller resigned as an officer and director in April 1998. Mr. Schiller has received no compensation from us. During 1998, Consolidated Technology reported that Mr. Schiller's compensation for 1998 included salary of $138,000 and other annual compensation of $3.5 million, which represented $1.2 million paid to him and his designated family members for his ownership in one of Consolidated Technology's subsidiaries which was sold in 1998, $1.9 million for the purchase of his contract rights by the Company and $350,000 for other payments due pursuant to a settlement agreement with Mr. Schiller. In 1997, Consolidated Technology paid Mr. Schiller $616,000 in salary and $358,000 in other annual compensation, which represented commissions paid to him on Consolidated Technology's investment activities.
         In 1996, Consolidated paid Mr. Schiller salary of $286,000.

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


(1)      These  options  were  granted  pursuant  to an  amendment  to our  1998
         Long-Term  Incentive  Plan.  The  amendment  is subject to  stockholder approval at our 1999 annual meeting of stockholders.

(2) These option grants do not include options which were repriced. Those options are set forth in the Option Repricing Table.

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

                           Option Repricing Table


                                     Number of
                                     Securities       Market Price
                                     Underlying       of Stock at      Exercise Price
                                     Options          Time of          at Time of         New         Length of Original Term
                                     Repriced or      Repricing or     Repricing or       Exercise    Remaining at Date of
Name                     Date        Amended          Amendment        Amendment          Price       Repricing or Amendment
----                     ----        -------          ---------        ---------          -----       ----------------------
Gerald O. Koop           6/30/98     6,000            $1.50             $6.00             $1.50       Two years, nine months
John F. Phillips         6/30/98     9,000             1.50              6.00              1.50       Two years, nine months
Anthony F. Grisanti      6/30/98     5,000             1.50              6.00              1.50       Two years, nine months



                                   - 3 -



         The following table sets forth information concerning the exercise of options and warrants during the year ended December 31, 1998 and the year-end value of options held by our officers named in the Summary Compensation Table.
No stock appreciation rights ("SARs") have been granted.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value


                                                 Number of
                                                 Securities              Value of
                                                 Underlying              Unexercised In-
                                                 Unexercised             the-Money
                                                 Options(1) at Fiscal    Options at Fiscal
                                                 Year End                Year End(2)
                       Shares
                       Acquired       Value      Exercisable/            Exercisable/
  Name                 Upon Exercise  Realized   Unexercisable           Unexercisable
  ----                 -------------  --------   -------------           -------------
James L. Conway            --            --      97,249/70,000(3)        $21,260/$99,410
Lewis S. Schiller          --            --      55,555/--(4)                --/--
Gerald O. Koop             --            --      22,984/65,000           $26,019/$94,095
John F. Phillips           --            --      36,922/65,000           $49,586/$94,095
Anthony F. Grisanti        --            --      30,821/65,000           $40,359/$94,095

(1) The number of shares of Common Stock subject to options includes shares of common stock issuable upon exercise of warrants. Options granted in November 1998 pursuant to an amendment to our 1998 stock option plan are unexercisable. Such options are subject to stockholder approval of the amendment.

(2) The determination of "in the money" options at December 31, 1998, is based on the closing price of the common stock on the Nasdaq SmallCap
         Market on December 31, 1998, which was $2.563.

(3)      Includes warrants to purchase 23,916 shares of common stock held by Mr.
         Conway's wife, as to which he disclaims beneficial ownership.

(4)      Does not  include  warrants  held by DLB,  Inc.,  which is owned by Mr.
         Schiller's wife. Mr. Schiller disclaims beneficial ownership in DLB or in any securities owned by DLB. Warrants held by Mr. Schiller include warrants issued to him by us and warrants transferred to him by SIS
         Capital.



                                   - 4 -

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

3.                Reports on Form 8-K
                  July 20, 1998     Change in Accountants

4.                Exhibits

                            NETSMART TECHNOLOGIES, INC.
                               AND SUBSIDIARY

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------


                                                                Page to Page
                                                                ------------

Independent Auditor's Report - Richard A. Eisner & Company, LLP.........F-3

Independent Auditor's Report - Moore Stephens, P.C......................F-4

Consolidated Balance Sheets.......................................F-5...F-6

Consolidated Statements of Operations.............................F-7...F-8

Consolidated Statements of Stockholders' Equity.........................F-9

Consolidated Statements of Cash Flows.............................F-10..F-12

Notes to Consolidated Financial Statements .......................F-13..F-28




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

New York, New York
March 23, 1999
With respect to Note 17, April 8, 1999

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
--------------------------------------------------------------------------------

                                                           December 31,
                                                           ------------
                                                    1 9 9 8            1 9 9 7
                                                    -------            -------
Assets:
Current Assets:
       Cash and Cash Equivalents                 $     198,689      $    854,979
       Accounts Receivable - Net                     3,600,025         2,182,418
       Costs and Estimated Profits in Excess
         of Interim Billings                         2,899,695           542,324
       Note Receivable                                 150,000                --
       Other Current Assets                            109,595            83,770
                                                    ----------        ----------

       Total Current Assets                          6,958,004         3,663,491
                                                    ----------        ----------

Property and Equipment - Net                           354,036           308,583
                                                    ----------        ----------

Other Assets:
       Software Development Costs - Net                142,450           183,150
       Customer Lists - Net                          2,733,392         3,067,676
       Other Assets                                    101,064           116,903
                                                    ----------        ----------

       Total Other Assets                            2,976,906         3,367,729
                                                    ----------        ----------

       Total Assets                              $  10,288,946      $  7,339,803
                                                    ==========        ==========



See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           December 31,
                                                           -----------
                                                    1 9 9 8             1 9 9 7
                                                    -------             -------
Liabilities and Stockholders' Equity:
Current Liabilities:
   Notes Payable                                 $   1,639,694      $   935,177
   Capitalized Lease Obligations                        27,283           23,331
   Accounts Payable                                  2,166,333        1,131,692
   Accrued Expenses                                  1,178,893        1,041,120
   Interim Billings in Excess of Costs and
     Estimated Profits                               1,803,999          951,885
   Due to Related Parties                               84,000               --
   Deferred Revenue                                     47,619          117,080
                                                   -----------        ---------

Total Current Liabilities                            6,947,821        4,200,285
                                                   -----------        ---------

Capitalized Lease Obligations                           57,033               --
                                                   -----------        ---------

Commitments and Contingencies (Note 13)                     --               --

Stockholders' Equity:
   Preferred Stock, $.01 Par Value; Authorized 3,000,000

    Series D 6% Redeemable Preferred Stock - $.01 Par
       Value 3,000 Shares Authorized, 1,210 Issued and
       Outstanding [Liquidation Preference of $1,210
       and redemption value of $1,210,000]                  12               12

   Additional Paid-in Capital -
     Series D Preferred Stock                        1,209,509        1,209,509

       Common Stock - $.01 Par Value; Authorized
         15,000,000 Shares; Issued 2,786,921 Shares
         at December 31, 1998, 2,777,999 Shares at
         December 31, 1997                              27,869           27,780

       Additional Paid-in Capital - Common Stock    17,203,904       17,195,668

       Accumulated Deficit                         (15,097,202)     (15,293,451)
                                                    ----------       ----------
                                                     3,344,092        3,139,518

       Less cost of 5,333 Common Shares held
         in Treasury                                    60,000               --
                                                    ----------        ---------

       Total Stockholders' Equity                    3,284,092        3,139,518
                                                    ----------       ----------

     Total Liabilities and Stockholders' Equity   $ 10,288,946      $ 7,339,803
                                                    ==========       ==========



See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                              Y e a r s  e n d e d
                                              D e c e m b e r   3 1,
                                      1 9 9 8         1 9 9 7           1 9 9 6
                                      -------         -------           -------
Revenues:
  Software and Related
    Systems and Services:
    General                        $  9,569,100       $ 4,119,780   $ 3,104,998
    Maintenance Contract
      Services                        1,431,695         1,280,465     1,225,709
                                    -----------         ---------     ---------
    Total Software and Related
      Systems and Services           11,000,795         5,400,245     4,330,707

  Data Center Services                2,164,472         2,235,209     2,207,155
                                    -----------         ---------     ---------

  Total Revenues                     13,165,267         7,635,454     6,537,862
                                    -----------         ---------     ---------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                           5,975,249         2,493,739     2,774,878
    Maintenance Contract
      Services                          975,212           928,316       595,366
                                    -----------         ---------     ---------

    Total Software and Related
      Systems and Services            6,950,461         3,422,055     3,370,244

  Data Center Services                1,131,078         1,466,107     1,220,368
                                    -----------         ---------     ---------

  Total Cost of Revenues              8,081,539         4,888,162     4,590,612
                                    -----------         ---------     ---------

Gross Profit                          5,083,728         2,747,292     1,947,250

Selling, General and
  Administrative Expenses             3,516,288         2,901,724     1,721,854

Related Party Administrative Expense     45,000           180,000        69,000

Stock Based Compensation                     --                --     3,492,300

Research and Development                763,059           201,075       278,000
                                   ------------         ---------     ---------

Income (Loss) from Continuing
  Operations before Financing Costs
  and Interest                          759,381          (535,507)   (3,613,904)

Financing Costs                              --                --     1,692,000

Interest Expense                        346,114           308,169       472,548
                                   ------------         ---------     ---------

Income (Loss) from Continuing
 Operations                             413,267          (843,676)   (5,778,452)
                                   ------------         ---------     ---------


See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                    Y e a r s  e n d e d
                                                    D e c e m b e r   3 1,
                                           1 9 9 8       1 9 9 7         1 9 9 6
                                           -------       -------         -------

Discontinued Operations:
  Loss from Discontinued Operations        (397,018)    (2,615,049)    (800,992)
  Gain on Sale of Discontinued Operations   180,000             --           --
                                          ---------      ---------   ----------

  Loss from Discontinued Operations        (217,018)    (2,615,049)    (800,992)
                                          ---------      ---------   ----------

  Net Income (Loss)                         196,249     (3,458,725)  (6,579,444)

  Less Cumulative Preferred Stock
    Dividends                                72,600        (48,400)
                                          ---------      ---------    ---------

  Net Income (Loss) Applicable to
    Common Stock                         $  123,649    $(3,507,125) $(6,579,444)
                                          =========      =========    =========


Earnings Per Common Share:
  Basic and Diluted:
    Income (Loss) from Continuing
      Operations                         $      .12    $      (.37) $     (3.36)
    Income (Loss) from Discontinued
      Operations                               (.08)         (1.10)        (.47)
                                          ---------      ---------     --------

    Net Income (Loss)                    $      .04    $     (1.47) $     (3.83)
                                          =========      =========     ========

    Weighted Average Number of Shares of
      Common Stock Outstanding            2,779,655      2,386,953    1,716,418
                                          =========      =========    =========





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
                   =====  ======== ====     =====    ======  ====   ========= =========  ======  ==========   ==========  =========


See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 Y e a r s  e n d e d
                                                                D e c e m b e r   3 1,
                                                          1 9 9 8            1 9 9 7          1 9 9 6
                                                          -------            -------          -------

Operating Activities:
  Income (Loss) from Continuing Operations           $    413,267       $   (843,676)    $ (5,778,452)
                                                        ---------            -------        ---------
  Adjustments to Reconcile Income
    (Loss) from Continuing Operations to Net
    Cash Used for Operating Activities:
    Depreciation and Amortization                         561,562            600,990          486,566
    Administrative Expenses                                                                     9,000
    Additional Compensation Related to the
       issuance of Equity Instruments                                                       3,492,300
    Financing Expenses related to the issuance
      of Common Stock                                                                       1,680,000
  Cash Used in Discontinued Operations                   (367,018)        (2,615,049)        (800,992)
  Write Off of Capitalized Software Cost
    and Related Hardware                                                     553,061
    Equity in Net Loss of Joint Venture                                      287,131          264,085
    Provision for Doubtful Accounts                        60,000             60,000           60,000

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable                              (1,477,607)           452,032         (231,478)
      Costs and Estimated Profits in
        Excess of Interim Billings                     (2,357,371)           (20,538)        (516,707)
      Other Current Assets                                (25,825)            (1,565)         (68,810)
      Other Assets                                          5,839             11,905          (10,502)

    Increase [Decrease] in:
      Accounts Payable                                  1,034,641            148,536         (202,620)
      Accrued Expenses                                    102,773             50,045         (332,174)
      Interim Billings in Excess of
        Costs and Estimated Profits                       852,114           (150,220)         160,626
      Due to Related Parties                                                 (21,245)        (143,458)
      Deferred Revenue                                    (69,461)            (4,439)         (52,580)
                                                      -----------         ----------       ----------

    Total Adjustments                                  (1,680,353)          (649,356)       3,793,256
                                                      -----------         ----------       ----------

  Net Cash Used For Operating Activities               (1,267,086)        (1,493,032)      (1,985,196)
                                                      -----------         ----------       ----------

Investing Activities:
  Acquisition of Property and
    Equipment                                            (222,031)          (216,041)        (181,033)
  Software Development Costs                                                (462,000)        (278,800)
  Investment in Joint Venture                                               (166,585)        (384,631)
                                                      -----------         ----------       ----------

  Net Cash Used For Investing Activities                 (222,031)          (844,626)        (844,464)
                                                      -----------         ----------       ----------

See Notes to Consolidated Financial Statements.




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                   Y e a r s  e n d e d
                                                                  D e c e m b e r   3 1,
                                                           1 9 9 8          1 9 9 7           1 9 9 6
                                                           -------          -------           -------

Financing Activities:
  Proceeds from Short-Term Notes                           704,517          345,146           500,000
  Payment of Short-Term Notes                                                                (912,270)
  Payment of Bank Note Payable                                                                (79,000)
  Proceeds of loans from Related Parties                                    140,000
  Repayment of loans from related parties                  (56,000)                          (750,000)
  Payment of Capitalized Lease Obligations                 (15,658)         (34,063)         (145,146)

  Issuance of Common Stock in Public Offering                                               5,175,000
  Proceeds from Warrant exercise                                          1,917,319         1,600,000
  Proceeds from Stock Option Exercise                        8,325           40,913
  Purchase of Treasury Shares                              (25,000)                                --
  Cash Overdraft                                                                              (95,536)
  Redemption of Series B Preferred Stock                                                      (96,000)
  Costs associated with issuance of Stock                                   (74,995)       (1,369,071)
  Other                                                     76,643
                                                          --------        ---------         ---------

  Net Cash provided by Financing Activities                832,827        2,194,320         3,827,977
                                                          --------        ---------         ---------

  Net Increase [Decrease] in Cash                         (656,290)        (143,338)          998,317

  Cash - Beginning of Year                                 854,979          998,317                --
                                                          --------        ---------        ---------

  Cash - End of Year                                    $  198,689     $    854,979       $   998,317
                                                          ========        =========        ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                            $  353,713     $    352,837       $   481,856
    Income Taxes                                        $   16,934     $         --       $        --

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

Software development revenue from time-and-materials contracts are recognized as services are performed. Revenue from fixed price software development contracts and revenue under license agreements which require significant modification of the software package to the customer's specifications, are recognized on the estimated percentage-of-completion method. Using the units-of- work performed method to measure progress towards completion, revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.

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

Information related to capitalized software costs applicable to continuing operations is as follows:

         Years ended December 31              1998             1997
         -----------------------              ----             ----

         Beginning of Year                    $ 183,150      $      --
         Capitalized                                 --        203,500
         Amortization                           (40,700)       (20,350)
                                              ---------       --------

           Net                                $ 142,450      $ 183,150
           ---                                =========      =========

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

                                                      December 31,
                                                      ------------
                                               1 9 9 8         1 9 9 7
                                               -------         -------

Customer Lists                                $ 4,106,223     $ 4,106,223
Less: Accumulated Amortization                  1,372,831       1,038,547
                                                ---------       ---------

   Net                                        $ 2,733,392     $ 3,067,676
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

Allocated Related Party Administrative Expenses - During the first six months of
1996, certain administrative services were performed for the Company by a principal shareholder. The fair value of such services, approximately $9,000, was charged to related party administrative expenses, and, since the shareholder will not be reimbursed for such charges, credited to additional paid-in capital.
(See Note 7)

Research and Development - Research and development costs are charged to expense as incurred.

[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $372,797 and $348,029 at December 31, 1998 and 1997 respectively. The changes in the allowance for doubtful accounts are summarized as follows:


                                                                    December 31,
                                                                    ------------
                                                        1998              1997         1996
                                                        ----              ----         ----

         Beginning Balance                           $348,029          $288,029       $346,263
         Provision for Doubtful Accounts               60,000            60,000         60,000
         Charge-offs                                  (35,232)                        (118,234)
                                                      -------           -------        -------

         Ending Balance                              $372,797          $348,029       $288,029
                                                      =======           =======       ========


                                   F - 16

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------


[4] Costs and Estimated Profits in Excess of Interim Billings and Interim Billings in Excess of Costs and Estimated Profits

Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:
                                                          December 31,
                                                 1 9 9 8               1 9 9 7
                                                 -------               -------

Costs Incurred on Uncompleted Contracts        $ 4,259,190          $ 2,730,054
Estimated Profits                                4,038,247            1,293,104
                                                 ---------            ---------

Total                                            8,297,437            4,023,158
Billings to Date                                 7,201,741            4,432,719
                                                 ---------            ---------

     Net                                       $ 1,095,696          $  (409,561)
     ---                                         =========            =========

Included in the accompanying balance sheet under the following captions:

Costs and estimated profits in excess of
  interim billings                                    $ 2,899,695    $ 542,324
Interim billings in excess of costs and
  estimated profits                                    (1,803,999)    (951,885)
                                                        ---------     --------

     Net                                              $ 1,095,696    $(409,561)
     ---                                                =========     ========



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

As a result of the discontinuation of the CarteSmarte division, the financial statements for the periods being reported have been restated to reflect the net loss from the CarteSmart division as a loss from discontinued operations. The revenues from the discontinued operations amounted to $33,000, $246,000 and $2,003,000 in 1998, 1997 and 1996 respectively.

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

The expiration dates of net operating loss carryforwards are as follows:

December 31,                                   Amount
-----------                                    ------
     2008                                      315,000
     2009                                    1,010,000
     2010                                    3,847,000
     2011                                    2,930,000
     2012                                    3,261,000
                                             ---------
                                           $11,363,000

The Deferred Tax Asset consists primarily of the following:

  Benefit of federal and state net operating loss carryforwards   $   4,500,000
  Benefit of stock based compensation awards                          1,400,000
  Less: Valuation Allowance                                          (5,900,000)
                                                                      ---------

Net Deferred Tax Asset                                            $         --
                                                                      =========
The Company has provided a valuation allowance for the full amount of the deferred tax asset of approximately $5,900,000 as its future utilization is uncertain. The Valuation Allowance increased by $300,000, $900,000 and $2,900,000 in 1998, 1997 and 1996 respectively.

The provision for income taxes varies from the amount computed by applying statutory rates for the reasons summarized below:
                                            1998         1997          1996
                                            ----         ----          ----
Provision Based on Statutory Rates           34%        (34)%         (34)%
State Taxes Net of Federal Benefit            6%         (6)%          (6)%
Increase in Valuation Allowance             (40)%         40%           40%
                                            ----         ----          ----

  Total                                      -- %        -- %          -- %
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

Year ending
December 31,
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

Minimum annual rentals under noncancellable operating leases (net of a sublease to Granite) having terms of more than one year are as follows:

Years ending
------------
December 31,
-----------
   1999                                              $    380,000
   2000                                                   389,000
   2001                                                   317,000
   2002                                                   329,000
   2003                                                   342,000
                                                       ----------

     Total                                           $  1,757,000
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


[14] Stock-Based Compensation

Long Term Incentive Plans - The Company has two long-term incentive plans, the 1993 Long-Term Incentive Plan (the "1993 Plan"), as amended, and the 1998 Long-Term Incentive Plan (the "1998 Plan"), as amended. The Company may issue 170,333 and 280,000 shares of Common Stock pursuant to the 1993 Plan and 1998 Plan, respectively. In November 1998, the board of directors adopted an amendment to the 1998 Plan (the "1998 Amendment"), subject to stockholder approval, pursuant to which the number of shares subject to the 1998 Plan was increased from 280,000 shares to 780,000 shares.

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



                                               NETSMART TECHNOLOGIES, INC.


Dated: May 19, 1999                         By /s/ James L. Conway
                                               -------------------------------
                                             James L. Conway, President and CEO


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                   Title                          Date
      ---------                   -----                          ----

/s/James L. Conway           President, Chief Executive          May 24, 1999
------------------------     Officer and Director (Principal
James L. Conway              Executive Officer)


/s/Anthony F. Grisanti       Chief Financial Officer             May 24, 1999
------------------------     (Principal Financial and
Anthony F. Grisanti          Accounting Officer)


/s/Edward D. Bright          Director                            May 24, 1999
------------------------
Edward D. Bright


/s/John F. Phillips          Director                            May 24, 1999
------------------------
John F. Phillips


/s/Gerald O. Koop            Director                            May 24, 1999
------------------------
Gerald O. Koop

                                                       By: /s/ James L. Conway
                             Director                      -------------------
------------------------                                   Attorney-in-Fact
Joseph G. Sicinski                                         May 19, 1999


                             Director
------------------------
Seymour Richter

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