Form 10-K/A
period 1998-12-31
NETSMART TECHNOLOGIES INC
filed 1999-08-10
CIK 1011028

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------


                              FORM 10-K/A

                             Amendment No. 3

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


  Purpose of Amendment:    To provide additional disclosure in Note 14 of Notes
  to Consolidated Financial Statements.

                                 Part IV

Item 8.  Financial Statements and Supplementary Data

     The financial statements begin on Page F-1.

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




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

A summary of the activity under the Company's stock option plans is as follows:

                                                1998                        1997                         1996
                                      ------------------------    -------------------------    --------------------------
                                                     Weighted                     Weighted                     Weighted
                                                     --------                     --------                     --------
                                                      Average                      Average                      Average
                                                     --------                     --------                     --------
                                                     Exercise                     Exercise                     Exercise
                                                     --------                     --------                     --------
                                      Shares           Price       Shares           Price       Shares          Price
                                      ------           -----       ------           -----       ------          -----
Outstanding - Beginning of
  Year                                148,780         $3.244       203,706         $2.57        123,039         $ .803
Granted During the Year               823,167(a)       1.18            --            --          80,667          5.265
Canceled During the Year              (80,667)(a)      9.60            --            --             --             --
Expired During the Years                  --            --             --            --             --             --
Exercised During the Year              (8,922)         .723        (54,926)         .745            --             --
                                      -------                      -------                      -------

   Outstanding - End of Year          882,358        $1.172        148,780        $3.244        203,706         $ 2.57
                                      =======         =====        =======         =====        =======          =====

   Exercisable - End of Year          242,358        $1.338        108,447        $2.492         59,626         $ .803
                                      =======         =====        =======         =====        =======          =====

___________________________
(a) Includes 43,167 shares granted upon cancellation of an equal number of shares having an exercise price of $4.50 per share.


The following table summarizes stock option information as of December 31, 1998:

                                       Options Outstanding
                                       -------------------
                                             Weighted
                                             --------
                                        Average Remaining             Options
                                        -----------------             -------
Exercise Prices    Number Outstanding    Contractual Life            Exercisable
---------------    ------------------    ----------------            -----------

$.696                   34,576              1 Year                     34,576
$1.035                  24,615              1.9 Years                  24,615
$1.50                   43,167              2.3 Years                  43,167
$1.50                  280,000              4.4 Years                 140,000
$1.00                  500,000              4.8 Years                     --
                       -------              ---------                 -------

   Totals              882,358              4.3 Years                 242,358
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






NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

If the Company had accounted for the issuance of all options and compensation based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded additional compensation expense totaling $609,372 and $846,000 for the years ended December 31, 1998 and 1996 respectively and the Company's net loss and net loss per share would have been as follows:

                                                    Year  ended
                                                    -----------
                                                    December 31,
                                                    -----------
                                               1998              1996
                                               ----              ----


Net Income (Loss) as Reported                $ 196,249        $ (6,579,444)
                                               =======           =========

Pro Forma Net Loss                           $(413,123)       $ (7,425,444)
                                               =======           =========

Net Income (Loss) Per Share as Reported      $     .04        $      (3.83)
                                               =======           =========


Pro Forma Net Loss Per Share                 $    (.17)       $      (4.33)
                                               =======           =========

There were no options or compensation based warrants issued in 1997 which were accounted for under APB No. 25. The fair value of options and warrants at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                               1998              1996
                                               ----              ----
Expected Life (Years)                            5                  2
Interest Rate                                 4.87%               6.0%
Annual Rate of Dividends                         0%                 0%
Volatility                                      70%              67.9%

The weighted average fair value of options and warrants at date of grant using the fair value based method during 1998, 1997 and 1996 is estimated at $.74, $-- and $3.99 respectively.


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



                                               NETSMART TECHNOLOGIES, INC.


Dated: August 9, 1999                        By /s/ James L. Conway
                                               -------------------------------
                                             James L. Conway, President and CEO


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                   Title                          Date
      ---------                   -----                          ----

/s/James L. Conway           President, Chief Executive          August 9, 1999
------------------------     Officer and Director (Principal
James L. Conway              Executive Officer)


/s/Anthony F. Grisanti       Chief Financial Officer             August 9, 1999
------------------------     (Principal Financial and
Anthony F. Grisanti          Accounting Officer)


/s/Edward D. Bright          Director                            August 9, 1999
------------------------
Edward D. Bright


/s/John F. Phillips          Director                            August 9, 1999
------------------------
John F. Phillips


/s/Gerald O. Koop            Director                            August 9, 1999
------------------------
Gerald O. Koop

                                                       By: /s/ James L. Conway
                             Director                      -------------------
------------------------                                   Attorney-in-Fact
Joseph G. Sicinski                                         August 9, 1999