Form 10-Q
period 1999-06-30
NETSMART TECHNOLOGIES INC
filed 1999-08-11
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999
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

Yes_X_        No__


Number of shares of common stock outstanding as of August 9, 1999:    2,967,253

Netsmart Technologies, Inc. and Subsidiary

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                   Page
                                                                 ----

Consolidated Balance Sheets - June 30, 1999 (Unaudited)
 and December 31, 1998                                           1-2

Consolidated Statements of Operations (Unaudited) -
 Six Months Ended June 30, 1999 and June 30, 1998                 3

Consolidated Statements of Cash Flows (Unaudited) -
 Six Months Ended June 30, 1999 and June 30, 1998                4-5

Consolidated  Statement of Stockholders' Equity (Unaudited) -
 Six Months Ended June 30, 1999                                  6-7

Notes to Consolidated Financial Statements                        8

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                   9-11

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                 June 30,        December 31,
                                                   1999              1998
                                                (Unaudited)
                                                 ---------       -----------
Assets:
Current Assets:
  Cash and Cash Equivalents                      $   137,572     $   198,689
  Accounts Receivable - Net                        5,476,673       3,600,025
  Costs and Estimated Profits in Excess
    of Interim Billings                            3,116,516       2,899,695
  Note Receivable                                     60,000         150,000
  Other Current Assets                               252,756         109,595
                                                   ---------       ---------

Total Current Assets                               9,043,517       6,958,004
                                                   ---------       ---------

Property and Equipment - Net                         451,200         354,036
                                                   ---------       ---------

Other Assets:
  Software Development Costs - Net                   122,100         142,450
  Customer Lists - Net                             2,566,750       2,733,392
  Other Assets                                       103,664         101,064
                                                   ---------       ---------

Total Other Assets                                 2,792,514       2,976,906
                                                   ---------       ---------

Total Assets                                     $12,287,231     $10,288,946
                                                  ==========      ==========

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                 June  30,       December 31,
                                                   1999              1998
                                                (Unaudited)
                                                 ---------       -----------
Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable                                $  1,368,364      $  1,639,694
  Capitalized Lease Obligations                      23,544            27,283
  Accounts Payable                                2,306,257         2,166,333
  Accrued Expenses                                1,545,751         1,178,893
  Interim Billings in Excess of Costs and
    Estimated Profits                             2,824,009         1,803,999
  Due to Related Parties                                --             84,000
  Deferred Revenue                                    9,520            47,619
                                                -----------       -----------

Total Current Liabilities                         8,077,445         6,947,821
                                                -----------       -----------

Capitalized Lease Obligations                        79,277            57,033
                                                -----------       -----------

Commitments and Contingencies                           --                 --
                                                -----------       ------------

Stockholders' Equity:
  Preferred Stock, $.01 Par Value;
    Authorized 3,000,000

  Series D 6% Redeemable Preferred
    Stock - $.01 Par Value 3,000 Shares
    Authorized, none issued or outstanding
    1999, 1,210 Issued and Outstanding
    in 1998 [Liquidation Preference of
    $1,210 and redemption value of $1,210,000]          --                 12

  Additional Paid-in Capital -
    Series D Preferred Stock                            --          1,209,509

  Common Stock - $.01 Par Value; Authorized
    15,000,000 Shares; Issued 2,972,586 Shares
    at June 30, 1999, 2,786,921 Shares at
    December 31, 1998                                29,725            27,869

  Additional Paid-in Capital - Common Stock      18,517,747        17,203,904

  Accumulated Deficit                           (14,356,963)      (15,097,202)
                                                 ----------       -----------
                                                  4,190,509         3,344,092

  Less cost of 5,333 shares of Common Stock
    held in Treasury                                 60,000            60,000
                                                 ----------       -----------

  Total Stockholders' Equity                      4,130,509         3,284,092
                                                 ----------       -----------

  Total Liabilities and Stockholders' Equity   $ 12,287,231      $ 10,288,946
                                                 ==========       ===========

See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
--------------------------------------------------------------------------------

                                               Six months ended             Three months ended
                                                   June 30,                      June 30,
                                               ----------------             ------------------
                                             1999            1998         1999               1998
                                             ----            ----         ----               ----
Revenues:
  Software and Related
    Systems and Services:
    General                                 $ 8,680,503     $ 3,503,762   $ 4,569,805       $ 1,956,175
    Maintenance Contract
      Services                                1,133,654         661,359       534,923           347,438
                                             ----------      ----------    ----------        ----------
    Total Software and Related
      Systems and Services                    9,814,157       4,165,121     5,104,728         2,303,613

  Data Center Services                          992,730       1,175,790       467,376           496,556
                                             ----------      ----------    ----------        ----------

  Total Revenues                             10,806,887       5,340,911     5,572,104         2,800,169
                                             ----------      ----------    ----------         ---------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                   5,582,857       2,187,775     2,842,372         1,267,452
    Maintenance Contract
      Services                                  848,423         503,642       450,540           236,607
                                             ----------      ----------    ----------        ----------

    Total Software and Related
      Systems and Services                    6,431,280       2,691,417     3,292,912         1,504,059

  Data Center Services                          630,813         553,287       322,015           270,608
                                             ----------      ----------    ----------        ----------

  Total Cost of Revenues                      7,062,093       3,244,704     3,614,927         1,774,667
                                             ----------      ----------    ----------        ----------

Gross Profit                                  3,744,794       2,096,207     1,957,177         1,025,502

Selling, General and
  Administrative Expenses                     2,484,150       1,376,286     1,306,407           670,782

Related Party Administrative Expense                --           45,000           --                --

Research and Development                        390,330         539,593       188,134           224,988
                                             ----------      ----------    ----------        ----------

Income from Continuing
  Operations before interest                    870,314         135,328       462,636           129,732

Interest Expense                                130,075         148,901        49,498            81,878
                                             ----------      ----------    ----------        ----------

Income (Loss) from Continuing Operations        740,239         (13,573)      413,138            47,854
                                             ----------      ----------    ----------        ----------

Loss from Discontinued Operations                   --          343,239           --            129,942
                                             ----------      ----------    ----------        ----------

Net Income (Loss)                           $   740,239     $  (356,812)  $   413,138       $   (82,088)
                                             ==========      ==========    ==========        ==========

Earnings Per Share of Common Stock:
  Basic:
    Income(Loss)from Continuing Operations  $       .26     $      (.01)  $       .14       $       .02
    (Loss) from Discontinued Operations             --             (.12)          --               (.05)
                                             ----------      ----------     ---------        ----------

    Net Income (Loss)                       $       .26     $      (.13)  $       .14       $      (.03)
                                             ==========      ==========     =========        ===========

    Weighted Average Number of Shares of
      Common Stock Outstanding                2,870,992       2,777,999     2,933,920         2,777,999

Diluted:
  Income (Loss) from Continuing Operations  $       .22     $      (.01)  $       .12       $       .02
  (Loss) from Discontinued Operations               --             (.12)          --               (.05)
                                             ----------      ----------     ---------        ----------

  Net Income (Loss)                         $       .22     $      (.13)  $       .12       $      (.03)
                                             ==========      ==========     =========        ==========

  Weighted Average Number of Shares of
    Common Stock Outstanding                  3,405,633       2,804,088     3,461,993         2,804,088

 See Notes to Consolidated Financial Statements.

                                   -3-

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                       Six months ended
                                                           June 30
                                                      1999           1998
                                                      ----           ----

Operating Activities:
  Net Income [Loss] from Continuing
    Operations                                     $   740,239    $   (13,573)

  Adjustments to Reconcile Net Income
    [Loss] from Continuing Operations
    to Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                    282,460        270,392
      Cash Used in Discontinued Operations                 --        (343,239)

 Changes in Assets and Liabilities:
   [Increase] Decrease in:
   Accounts Receivable                              (1,876,648)      (459,448)
   Costs and Estimated Profits in
   Excess of Interim Billings                         (216,821)      (725,083)
   Other Current Assets                                (53,161)       (23,551)
   Other Assets                                         (2,600)        10,839

 Increase [Decrease] in
   Accounts Payable                                    139,924        132,856
   Accrued Expenses                                    366,858        (22,856)
   Interim Billings in Excess of
     Costs and Estimated Profits                     1,020,010        285,815
   Due to Related Parties                                             (11,137)
   Deferred Revenue                                    (38,099)       (78,031)
                                                     ---------      ---------

 Total Adjustments                                    (378,077)      (963,443)
                                                     ---------      ---------

 Net Cash - Operating Activities                       362,162       (977,016)
                                                     ---------      ---------

Investing Activities:
  Acquisition of Property and  Equipment              (192,632)       (76,093)
                                                     ---------      ---------

  Net Cash - Investing Activities                     (192,632)       (76,093)
                                                     ---------      ---------

See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                       Six months ended
                                                           June 30
                                                       ----------------
                                                      1999           1998
                                                      ----           ----

Financing Activities:
  Proceeds (payments) on
    Short term notes                               $ (271,330)     $ 271,812
  Payment of Capitalized Lease Obligations            (21,495)       (10,447)
  Repayment of Loans from Related Parties             (84,000)
  Proceeds from Capitalized Lease Obligation           40,000
  Proceeds from Stock Options Exercised               106,178
                                                     --------       --------

  Net Cash - Financing Activities                    (230,647)       261,365
                                                     --------       --------

  Net [Decrease] in Cash                              (61,117)       791,744

Cash - Beginning of Periods                           198,689        854,979
                                                     --------       --------

Cash - End of Periods                              $  137,572      $  63,235
                                                     ========       ========

Supplemental  Disclosure of Cash Flow Information
  Cash paid during the periods for:
  Interest                                         $  143,061      $ 159,838
  Taxes                                            $   26,371         14,238





See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Six Months Ended June 30, 1999

Series D Preferred Stock at .01 Par Value           Shares        Amount
                                                    ------        ------

Beginning Balance                                     1,210     $         12

Elimination of Series D Preferred                    (1,210)             (12)
                                                  ---------        ---------

Ending Balance                                          --      $         --
                                                  =========        ==========

Additional Paid-In Capital Preferred Stock

Beginning Balance                                               $  1,209,509

Elimination of Series D Preferred                                 (1,209,509)
                                                                   ---------

Ending Balance                                                  $        --
                                                                   =========

Common Stock $.01 Par Value Authorized
15,000,000 Shares

Beginning Balance                                 2,786,921     $     27,869

Common Stock Issued - Exercise of Options            83,165              831
Common Stock Issued - Consulting                      2,500               25
Common Stock Issued - Redemption
  of Series D Preferred Stock                       100,000            1,000
                                                  ---------        ---------

Ending Balance                                    2,972,586     $     29,725
                                                  =========        =========


See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Six Months Ended June 30, 1999

Additional Paid-In Capital Common Stock              Shares             Amount
                                                     ------             ------

Beginning Balance                                                  $ 17,203,904

Common Stock Issued - Exercise of Options                                99,722

Common Stock Issued - Elimination of
  Series D Preferred                                                  1,208,521

Common Stock Issued - Stock Issued to Consultant                          5,600
                                                                     ----------

Ending Balance                                                     $ 18,517,747
                                                                     ==========

Accumulated Deficit

Beginning Balance                                                  $(15,097,202)

Net Income                                                              740,239
                                                                     ----------

Ending Balance                                                     $(14,356,963)

Treasury Stock

Beginning Balance                                     5,333        $    (60,000)
                                                      -----          ----------

Ending Balance                                        5,333        $    (60,000)
                                                      =====          ==========

Total Stockholders Equity                                          $  4,130,509
                                                                     ==========


See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the six months ended June 30, 1999 and 1998 and the changes in cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

(4) During the period ended June 30, 1999, stock options to purchase 83,165 shares were exercised and the Company received gross proceeds of $100,554. As a result, common stock and additional paid in capital increased by $832 and $99,722, respectively.

During the period ended June 30, 1999, the Company issued 2,500 shares of common stock to a consultant. The value of such shares, $5,625, was charged to general and administrative expense.

(5) Pursuant to a March 25, 1999 agreement between the Company, Consolidated Technology Group Ltd. ("Consolidated"), SIS Capital Corp., a wholly-owned subsidiary of Consolidated ("SISC"), and a group of purchasers, consisting principally of the Company's management and directors, on April 8, 1999, Consolidated transferred to the Company the 1,210 shares of the Company's Series D 6% Redeemable Preferred Stock ("Series D Preferred Stock"), including the right to receive $145,200 of accumulated dividends and warrants to purhase shares of the Company's common stock, for which the Company issued 100,000 shares of common stock to SISC. The shares of Series D Preferred Stock have been canceled as well as the annual dividends of $72,600 associated with the Series D Preferred Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Six Months Ended June 30, 1999 and 1998

Our revenue for the six months ended June 30, 1999 (the "June 1999 period") was $10,807,000, an increase of $5,466,000, or 102% from the revenue for the six months ended June 30, 1998 (the "June 1998 period") which was $5,341,000. The largest component of revenue in the June 1999 period was turnkey systems labor, which increased to $3,654,000 in the June 1999 period, from $1,333,000 in the June 1998 period, reflecting a 174% increase. This increase is substantially the result of growth in the behavioral health information systems business and our ability to provide the staff necessary to generate additional revenue. Revenue from third party hardware and software, increased to $3,245,000 in the June 1999 period from $697,000 in the June 1998 period, an increase of 365%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. The data center (service bureau) revenue decreased to $993,000 in the June 1999 period from $1,176,000 in the June 1998 period, reflecting a decrease of 16%. This decrease was substantially the result of a special project performed for a client during the June 1998 period which did not continue at the same rate in the June 1999 period. License revenue increased to $1,193,000 in the June 1999 period from $1,031,000 in the June 1998 period, an increase of 16%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Maintenance revenue increased to $1,134,000 in the June 1999 period from $661,000 in the June 1998 period, reflecting an increase of 71%. Revenue from the sales of the Company's small turnkey division increased to $588,000 in the June 1999 period from $442,000 in the June 1998 period, reflecting an increase of 33%.

Revenue from contracts from government agencies represented 54% of revenue for the June 1999 period and 39% of revenue for the June 1998 period. This increase represents an increase in our contracts with state agencies.

Gross profit increased to $3,745,000 in the June 1999 period from $2,096,000 in the June 1998 period, a 79% increase. Our overall gross margin was 35% for the June 1999 period compared to 39% for the June 1998 period. The reduction in gross margin was substantially attributable to the increase in our third party hardware and software revenue which yields margins significantly less than our remaining revenue components. Additionally, our margins were reduced as a result of hiring additional staff in preparation for the delivery of the increased backlog. Since there is approximately a six month lag time between the commencement of employment and the ability to generate revenue, our margins were reduced in the June 1999 period.

Selling, general and administrative expenses were $2,484,000 in the June 1999 period, an increase of 81% from the $1,376,000 in the June 1998 period. This increase was substantially the result of an increase in sales and marketing salaries and related direct selling costs, commissions expense and an increase in the provision for incentive bonuses.

We incurred product development expense of $390,000 in the June 1999 period, a decrease of 28% from the $540,000 in the June 1998 period. These expenses were related to our behavioral health information systems products such as our clinician workstation, behavioral health information system for Windows, managed care and methadone dispensing products.

Interest expense was $130,000 in the June 1999 period, a decrease of $19,000, or 13% from the $149,000 in the June 1998 period. This decrease was the result of lower borrowings during the June 1999 period, in addition to a reduction in the cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We pay interest on such loans at a rate equal to prime plus 5 %.

Related party administrative expense was $45,000 in the June 1998 period. These charges were pursuant to a management services agreement with our principal stockholder to provide general business, management and financial consulting services for a monthly fee of $15,000. This agreement was mutually terminated, effective April, 1 1998.

The net loss from our discontinued operations, the smart card division, was $343,000 in the June 1998 period.

As a result of the foregoing factors, we generated a net income of $740,000, or $.22 per diluted share in the June 1999 period, as compared to a net loss of $357,000, or $.13 per diluted share in the June 1998 period, resulting in a $1,097,000 improvement.

Three Months Ended June 30, 1999 and 1998

Our revenue for the three months ended June 30, 1999 (the "June 1999 quarter") was $5,572,000, an increase of $2,772,000, or 99% from the revenue for the six months ended June 30, 1998 (the "June 1998 quarter") which was $2,800,000. The largest component of revenue in the June 1999 quarter was turnkey systems labor, which increased to $2,092,000 in the June 1999 quarter from $683,000 in the June 1998 quarter, reflecting a 206% increase. This increase is substantially the result of growth in the behavioral health information systems business and our ability to provide the staff necessary to generate additional revenue. Revenue from third party hardware and software, increased to $1,513,000 in the June 1999 quarter from $389,000 in the June 1998 quarter an increase of 289%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. The data center (service bureau) revenue decreased to $467,000 in the June 1999 quarter from $497,000 in the June 1998 quarter, reflecting a decrease of 6%. This decrease was substantially the result of a special project performed for a client during the June 1998 quarter which did not continue at the same rate in the June 1999 quarter. License revenue decreased to $623,000 in the June 1999 quarter from $671,000 in the June 1998 quarter, a decrease of 7%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Maintenance revenue increased to $535,000 in the June 1999 quarter from $347,000 in the June 1998 quarter, reflecting an increase of 54%. Revenue from the sales of the Company's small turnkey division increased to $342,000 in the June 1999 quarter from $213,000 in the June 1998 quarter, reflecting an increase of 61%.

Revenue from contracts from government agencies represented 52% of revenue for the June 1999 quarter and 50% of revenue for the June 1998 quarter.

Gross profit increased to $1,957,000 in the June 1999 quarter from $1,026,000 in the June 1998 quarter, a 91% increase. Our overall gross margin was 35% for the June 1999 quarter compared to 37% for the June 1998 quarter. The reduction in gross margin was substantially attributable to the increase in our third party hardware and software revenue which yields margins significantly less than our remaining revenue components. Additionally, our margins were reduced as a result of hiring additional staff in preparation for the delivery of the increased backlog. Since there is approximately a six month lag time between the commencement of employment and the ability to generate revenue, our margins were reduced in the June 1999 quarter.

Selling, general and administrative expenses were $1,306,000 in the June 1999 quarter, an increase of 95% from the $671,000 in the June 1998 quarter. This increase was substantially the result of an increase in sales and marketing salaries and related direct selling costs, commissions expense and an increase in the provision for incentive bonuses.

We incurred product development expense of $188,000 in the June 1999 quarter, a decrease of 16% from the $225,000 in the June 1998 quarter. These expenses were related to our behavioral health information systems products such as our clinician workstation, behavioral health information system for Windows, managed care and methadone dispensing products.

Interest expense was $50,000 in the June 1999 quarter, a decrease of $32,000, or 40% from the $82,000 in the June 1998 quarter. This decrease was the result of lower borrowings during the June 1999 quarter, in addition to a reduction in the cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We pay interest on such loans at a rate equal to prime plus 5 %.


The net loss from our discontinued operations, the smart card division, was $130,000 in the June 1998 quarter.

As a result of the foregoing factors, we generated a net income of $413,000, or $.12 per diluted share in the June 1999 quarter as compared to a net loss of $82,000, or $.03 per diluted share in the June 1998 quarter.

Liquidity and Capital Resources

We had working capital of $966,000 at June 30, 1999 as compared to working capital of $10,000 at December 31, 1998. Our cash position decreased from $199,000 at December 31, 1998 to $138,000 at June 30, 1999. The increase in working capital for the six months ended June 30, 1999 was substantially due to the net income after adding back depreciation and amortization.

Our principal source of funds, other than revenue, is an accounts receivable financing agreement with an asset based lender which permits us to borrow up to 80% of eligible accounts receivable up to a maximum of $2,000,000. At June 30, 1999, the outstanding borrowings under this facility was $1,368,000 and the maximum amount available under this formula was $2,000,000.

At June 30, 1999, accounts receivable and costs and estimated profits in excess of interim billings were approximately $8.6 million, representing approximately 143 days of revenue based on annualizing the revenue for the six months ended June 30, 1999, although no assurance can be given that revenue will continue at the same level as the six month period. Accounts receivable at June 30, 1999 increased by $1.9 million from $3,600,000 at December 31, 1998 to $5,477,000 at June 30, 1999. We believe that, the income from operations, the availability with our asset based lender and the cash on hand, will be sufficient to enable us to continue to operate at least through the end of 1999 without additional funding. We may require additional funding if we continue to grow at the existing rate. We are therefore exploring various funding possibilities. No assurances can be given as to the ability of Netsmart to obtain additional financing and our inability to do so could have a material adverse affect on our ability to grow at our existing rate.


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

                          NETSMART TECHNOLOGIES, INC.


/s/ James L. Conway         President, Chief Executive          August 10, 1999
-----------------------     Officer and Director (Principal
  James L. Conway           Executive Officer)



/s/ Anthony F. Grisanti     Chief Financial Officer             August 10, 1999
------------------------    (Principal Financial and
  Anthony F. Grisanti       Accounting Officer)