Form 10-Q
period 1999-09-30
NETSMART TECHNOLOGIES INC
filed 1999-11-09
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999
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

Yes_X_        No__


Number of shares of common stock outstanding as of October 29, 1999:   2,982,477
                                                                       =========

Netsmart Technologies, Inc.
Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                        Page

Consolidated Balance Sheets - September 30, 1999 (Unaudited)
 and December 31, 1998                                                 1-2

Consolidated Statements of Operations (Unaudited)-
 Nine Months Ended September 30, 1999 and 1998 and
 three months ended September 30, 1999 and 1998                         3

Consolidated Statements of Cash Flows (Unaudited)-
 Nine Months Ended September 30, 1999 and 1998                         4-5

Consolidated  Statement of Stockholders' Equity (Unaudited)-
 Nine Months Ended September 30, 1999                                  6-7

Notes to Consolidated Financial Statements                              8

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                         9-12

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                 September 30,      December 31,
                                                     1999               1998
                                                 (Unaudited)        -----------
                                                 ------------
Assets:
 Current Assets:
  Cash and Cash Equivalents                      $    80,104         $   198,689
  Accounts receivable- Net                         5,480,832           3,600,025
  Costs and Estimated Profits in Excess
    of Interim Billings                            3,789,191           2,899,695
  Note Receivable                                                        150,000
  Other Current Assets                               294,746             109,595
                                                  ----------          ----------

 Total Current Assets                              9,644,873           6,958,004
                                                  ----------          ----------

 Property and Equipment - Net                        523,046             354,036
                                                  ----------          ----------

Other assets:
  Software Development Costs - Net                   111,925             142,450
  Customer Lists - Net                             2,482,429           2,733,392
  Other Assets                                       183,768             101,064
                                                  ----------          ----------

 Total Other Assets                                2,778,122           2,976,906
                                                  ----------          ----------

Total Assets                                     $12,946,041         $10,288,946
                                                  ==========          ==========






See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   September 30,    December 31,
                                                       1999            1998
                                                    (Unaudited)     -----------
                                                   ------------
Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable                                    $  1,304,413    $  1,639,694
  Capitalized Lease Obligations                          24,755          27,283
  Accounts Payable                                    2,159,928       2,166,333
  Accrued Expenses                                    1,756,935       1,178,893
  Interim Billings in Excess of Costs and Estimated
    Profits                                           2,973,422       1,803,999
    Due to Related Parties                                               84,000
    Deferred Revenue                                     75,060          47,619
                                                    -----------     -----------

Total Current Liabilities                             8,294,513       6,947,821
                                                    -----------     -----------

Capitalized Lease Obligations                            71,090          57,033
                                                    -----------     -----------

Commitments and Contingencies                               --              --
                                                    -----------     -----------

Stockholders' Equity:
  Preferred Stock, $.01 Par Value; Authorized 3,000,000


  Series D 6% Redeemable Preferred
    Stock - $.01 Par Value 3,000
    Shares Authorized, none issued or
    outstanding at September 30, 1999, 1,210
    Issued and Outstanding at December 31, 1998
    [Liquidation Preference of $1,210 and
    redemption value of $1,210,000]                         --               12

  Additional Paid-in Capital - Series D
    Preferred Stock                                                   1,209,509

  Common Stock - $.01 Par Value; Authorized
    15,000,000 Shares; Issued 2,981,713 Shares
    at September 30, 1999, 2,786,921 Shares at
    December 31, 1998                                    29,816          27,869

  Additional Paid-in Capital - Common Stock          18,524,008      17,203,904

  Accumulated Deficit                               (13,913,386)    (15,097,202)
                                                     ----------      ----------
                                                      4,640,438       3,344,092

    Less cost of 5,333 shares of Common Stock
    held in Treasury                                     60,000          60,000
                                                     ----------      ----------

    Total Stockholders' Equity                        4,580,438       3,284,092
                                                     ----------      ----------

    Total Liabilities and Stockholders' Equity     $ 12,946,041    $ 10,288,946
                                                     ==========      ==========


See Notes to Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
--------------------------------------------------------------------------------

                                                    Nine months ended              Three months ended
                                                      September 30,                   September 30,
                                                    ------------------             -------------------
                                                  1999             1998          1999              1998
                                                  ----             ----          ----              ----
Revenue:
  Software and Related
    Systems and Services:
    General                                     $12,911,693      $ 6,204,279   $ 4,231,190       $ 2,700,517
    Maintenance Contract
      Services                                    1,672,774        1,009,690       539,120           348,331
                                                 ----------       ----------    ----------        ----------
    Total Software and Related
      Systems and Services                       14,584,467        7,213,969     4,770,310         3,048,848

  Data Center Services                            1,462,054        1,667,123       469,324           491,333
                                                 ----------       ----------    ----------        ----------

  Total Revenue                                  16,046,521        8,881,092     5,239,634         3,540,181
                                                 ----------       ----------    ----------        ----------

Cost of Revenue:
  Software and Related
    Systems and Services:
    General                                       8,269,902        3,859,990     2,687,045         1,672,215
    Maintenance Contract
      Services                                    1,293,944          732,501       445,521           228,859
                                                 ----------       ----------    ----------        ----------

    Total Software and Related
      Systems and Services                        9,563,846        4,592,491     3,132,566         1,901,074

  Data Center Services                              871,429          847,913       240,616           294,626
                                                 ----------       ----------    ----------        ----------

  Total Cost of Revenue                          10,435,275        5,440,404     3,373,182         2,195,700
                                                 ----------       ----------    ----------        ----------

Gross Profit                                      5,611,246        3,440,688     1,866,452         1,344,481

Selling, General and
  Administrative Expenses                         3,639,879        2,300,688     1,155,729           924,402

Related Party Administrative Expense                    --            45,000           --                --

Product Development Expense                         600,219          678,061       209,889           138,468
                                                 ----------       ----------    ----------        ----------

Income from Continuing
  Operations before interest                      1,371,148          416,939       500,834           281,611

Interest Expense                                    187,332          270,139        57,257           121,238
                                                 ----------       ----------    ----------        ----------

Income from Continuing Operations                 1,183,816          146,800       443,577           160,373
                                                 ----------       ----------    ----------        ----------

Loss from Discontinued Operations                       --           380,905           --             37,666
                                                 ----------       ----------    ----------        ----------

Net Income (Loss)                               $ 1,183,816      $  (234,105)  $   443,577       $   122,707
                                                 ==========       ==========    ----------        ----------

Earnings Per Share of Common Stock:
 Basic:
   Income from Continuing Operations            $       .41      $       .06   $       .15       $       .06
   (Loss) from Discontinued Operations                  --              (.14)          --               (.02)
                                                 ----------       ----------    ----------        ----------

   Net Income (Loss)                            $       .41      $      (.08)  $       .15       $       .04
                                                 ==========       ==========    ==========        ==========

   Weighted Average Number of Shares of
     Common Stock Outstanding                     2,902,608        2,779,075     2,976,380         2,781,588

 Diluted:
   Income from Continuing Operations            $       .34      $       .06   $       .13       $       .06
   (Loss) from Discontinued Operations                  --              (.14)                           (.02)
                                                 ----------       ----------    ----------        ----------

   Net Income (Loss)                            $       .34      $      (.08)  $       .13       $       .04
                                                 ==========       ==========    ==========        ==========

   Weighted Average Number of Shares of
      Common Stock Outstanding                    3,466,471        2,779,075     3,530,513         2,804,017

See Notes to Consolidated Financial Statements.

                                       -3-



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------


                                                           Nine months ended
                                                             September 30
                                                           -----------------
                                                         1999              1998
                                                         ----              ----
Operating Activities:
 Net Income from Continuing
   Operations                                        $ 1,183,816          $   146,800
                                                       ---------            ---------

Adjustments to Reconcile Net Income
  from Continuing Operations to Net
  Cash Provided by [Used for] Operating Activities:
    Depreciation and Amortization                        441,173              411,511
    Cash Used in Discontinued Operations                     --              (380,905)

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                               (1,880,807)            (448,879)
    Costs and Estimated Profits in
     Excess of Interim Billings                         (889,496)          (1,644,134)
    Other Current Assets                                 (35,151)             (26,992)
    Other Assets                                         (82,704)              10,915

 Increase [Decrease] in
  Accounts Payable                                        (6,405)              98,978
  Accrued Expenses                                       578,042              192,179
  Interim Billings in Excess of
    Costs and Estimated Profits                        1,169,423              817,213
   Deferred Revenue                                       27,441              (54,517)
                                                       ---------            ---------

 Total Adjustments                                      (678,484)          (1,024,631)
                                                       ---------            ---------

 Net Cash - Operating Activities                         505,332             (877,831)
                                                       ---------            ---------

Investing Activities:
 Purchase of Equipment                                  (328,695)            (126,112)
                                                       ---------            ---------

 Net Cash - Investing Activities                        (328,695)            (126,112)
                                                       ---------            ---------


See Notes to Financial Statements.

                                       -4-

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Audited)
--------------------------------------------------------------------------------


                                                        Nine months ended
                                                           September 30
                                                        -----------------
                                                     1999               1998
                                                     ----               ----

Financing Activities:
  Proceeds (payments) on
    Short term notes                              $ (335,281)         $ 128,449
  Payment of Capitalized Lease Obligations           (28,471)           (12,001)
  Repayment of Loans from Related Parties            (84,000)
  Proceeds from Loan from Related Parties                               112,000
  Proceeds from Capitalized Lease Obligation          40,000
  Payment for Treasury Stock                                            (60,000)
  Proceeds from Stock Options Exercised              112,530              8,325
                                                   ---------           --------

 Net Cash - Financing Activities                    (295,222)           176,773
                                                   ---------           --------

 Net [Decrease] in Cash                             (118,585)          (827,170)

Cash - Beginning of Periods                          198,689            854,979
                                                   ---------           --------

 Cash - End of Periods                            $   80,104          $  27,809
                                                   =========           ========

Supplemental  Disclosure of Cash Flow Information
  Cash paid during the periods for:
  Interest                                        $  206,193          $ 276,262
  Income Taxes                                    $   38,667             16,934






See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Nine Months Ended September 30, 1999

Series D Preferred Stock at .01 Par Value             Shares             Amount
                                                      ------             ------

 Beginning Balance                                     1,210        $        12

 Elimination of Series D Preferred                    (1,210)               (12)
                                                   ---------          ---------

 Ending Balance                                          --         $       --
                                                   =========          =========

Additional Paid-In Capital Preferred Stock

Beginning Balance                                                   $ 1,209,509

 Elimination of Series D Preferred                                   (1,209,509)
                                                                      ---------

 Ending Balance                                                     $       --
                                                                      =========

Common Stock $.01 Par Value Authorized
15,000,000 Shares

 Beginning Balance                                 2,786,921        $    27,869

Common Stock Issued - Exercise of Options             92,292                922
Common Stock Issued - Consulting                       2,500                 25
Common Stock Issued - Redemption
  of Series D Preferred Stock                        100,000              1,000
                                                   ---------          ---------

Ending Balance                                     2,981,713        $    29,816
                                                   =========          =========




See Notes to Financial Statements.




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------


For the Nine Months Ended September 30, 1999

Additional Paid-In Capital Common Stock                        Shares                Amount
                                                               ------                ------

 Beginning Balance                                                                $ 17,203,904

Common Stock Issued - Exercise of Options                                              105,983

Common Stock Issued - Elimination of Series D Preferred                              1,208,521

Common Stock Issued - Stock Issued to Consultant                                         5,600
                                                                                    ----------

 Ending Balance                                                                   $ 18,524,008
                                                                                    ==========

Accumulated Deficit

 Beginning Balance                                                                $(15,097,202)

 Net Income                                                                          1,183,816
                                                                                    ----------

 Ending Balance                                                                   $(13,913,386)
                                                                                    ==========

Treasury Stock

Beginning Balance                                               5,333             $    (60,000)
                                                               ------               ----------

Ending Balance                                                  5,333             $    (60,000)
                                                               ======               ==========

Total Stockholders Equity                                                         $  4,580,438
                                                                                    ==========


See Notes to Financial Statements.

                                       -7-

Netsmart Technologies, Inc.
Notes to Consolidated Financial Statements


(1)  In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the nine months ended September 30, 1999 and 1998 and the changes in cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

(4) During the period ended September 30, 1999, stock options to purchase 92,292 shares were exercised and the Company received gross proceeds of $106,905. As a result, Common Stock and additional paid in capital increased $922 and $105,983 respectively.

During the period ended September 30, 1999, the Company issued 2,500 shares of Common Stock to a consultant. The value of such shares, $5,625, was charged to general and administrative expense.

(5) Pursuant to a March 25, 1999 agreement between the Company, Consolidated Technology Group Ltd. ("Consolidated"), SIS Capital Corp., a wholly-owned subsidiary of Consolidated ("SISC"), and a group of purchasers, consisting principally of the Company's management and directors, on April 8, 1999, Consolidated transferred to the Company the 1,210 shares of the Company's Series D 6% Redeemable Preferred Stock ("Series D Preferred Stock"), including the right to receive $145,200 of accumulated dividends and warrants to purchase shares of the Company's common stock, for which the Company issued 100,000 shares of common stock to SISC. The shares of Series D Preferred Stock have been canceled as well as the annual dividends of $72,600 associated with the Series D Preferred Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Nine Months Ended September 30, 1999 and 1998

A significant portion of our revenue is derived from fixed price software development contracts and licenses. We recognize this revenue on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any quarter, these contacts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. During 1999, we have received contracts that are larger than in previous years and they provide for a longer time between milestone payments. As a result, both our costs and estimated profits in excess of billings and our billings in excess of cost and estimated profits have increased at September 30, 1999. The largest component of our revenue is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue is affected.

Our revenue for the nine months ended September 30, 1999 (the "September 1999 period") was $16,046,000, an increase of $7,165,000, or 81%, from the revenue for the nine months ended September 30, 1998 (the "September 1998 period") which was $8,881,000. The largest component of revenue in the September 1999 period was turnkey systems labor revenue, which increased to $5,860,000 in the September 1999 period, from $2,349,000 in the September 1998 period, reflecting a 149% increase. This increase is substantially the result of growth in the behavioral health information systems business and our ability to provide the staff necessary to generate additional revenue from our outstanding contracts. Revenue from third party hardware and software, increased to $4,435,000 in the September 1999 period from $1,378,000 in the September 1998 period, an increase of 222%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. The data center (service bureau) revenue decreased to $1,462,000 in the September 1999 period from $1,667,000 in the September 1998 period, reflecting a decrease of 12%. This decrease was substantially the result of a special project performed for a client during the September 1998 period which did not continue at the same rate in the September 1999 period. License revenue decreased to $1,729,000 in the September 1999 period from $1,791,000 in the September 1998 period, a decrease of 3%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. During the September 1999 period, our contracts generally had a longer term than our contracts in the September 1998 period, resulting in license revenue recognized over a longer period. At September 30, 1999, we had unrecognized license revenue of approximately $2.4 million, as compared with $788,000 at September 30, 1998. We expect that we will recognize this license revenue over the remaining terms of the contracts, which we expect will be completed by December 31, 2000. However, it is possible that a portion of the license revenue may not be recognized until a later date. Maintenance revenue increased to $1,673,000 in the September 1999 period from $1,010,000 in the September 1998 period, reflecting an increase of 66%. Revenue from the sales of our small turnkey division increased to $887,000 in the September 1999 period from $686,000 in the September 1998 period, reflecting an increase of 29%.

Revenue from contracts from government agencies represented 57% of revenue for the September 1999 period and 48% of revenue for the September 1998 period. This increase reflects an increase in our contracts with state agencies.

Gross profit increased to $5,611,000 in the September 1999 period from $3,441,000 in the September 1998 period, a 63% increase. Our overall gross margin was 35% for the September 1999 period compared to 39% for the September 1998 period. The reduction in gross margin was substantially attributable to the increase in our third party hardware and software revenue which yields margins significantly less than our revenue from our behavioral health systems and services. Additionally, in order to fill our backlog of orders for our behavioral health systems, we hired additional technical personnel. Since there is a period of approximately nine months between the commencement of employment and the ability to generate revenue, the increased staffing had a negative impact upon our margins in the September 1999 period.

Selling, general and administrative expenses were $3,640,000 in the September 1999 period, an increase of 58% from the $2,301,000 in the September 1998 period. This increase was substantially the result of an increase in sales and marketing salaries and related direct selling costs, commission expense and an increase in the provision for incentive bonuses.

We incurred product development expenses of $600,000 in the September 1999 period, a decrease of 11% from the $678,000 in the September 1998 period. These expenses were related to our behavioral health information systems products such as our clinician workstation, behavioral health information system for Windows, managed care and methadone dispensing products. The decline in product development expense results from the reassignment during the first two quarters of 1999 of personnel from product development to contract work.

Interest expense was $187,000 in the September 1999 period, a decrease of $82,000, or 31%, from the $270,000 in the September 1998 period. This decrease was the result of lower borrowings during the September 1999 period, in addition to a reduced cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We paid interest on such loans at a rate equal to prime plus 5 %. In October 1999, we entered into a new credit facility agreement with Silicon Valley Bank. The interest rate of the new facility is 2% above the prime rate.

Related party administrative expense was $45,000 in the September 1998 period. These charges were incurred pursuant to a management services agreement with our then principal stockholder to provide general business, management and financial consulting services for a monthly fee of $15,000. This agreement was mutually terminated, effective April, 1 1998.

The net loss from our discontinued operations, the smart card division, was $381,000 in the September 1998 period.

As a result of the foregoing factors, we generated a net income of $1,184,000, or $.41 per share (basic) and $.34 per share (diluted), in the September 1999 period. For the September 1998 period, we generated net income from continuing operations of $147,000, or $.06 per share (basic and diluted), a loss from discontinued operations of $381,000, or $.14 per share (basic and diluted), and a net loss of $234,000, or $.08 per share (basic and diluted).

Although our net income increased on a quarter to quarter basis, our revenue for the third quarter of 1999 was less than our revenue for the second quarter of 1999. We believe that the level of revenue was affected on a short-term basis by both a reduction in sales of third party hardware and software, on which we realize a lower gross margin than on our own behavioral health systems and services, and by employee vacations during the quarter.

Three Months Ended September 30, 1999 and 1998

Our revenue for the three months ended September 30, 1999 (the "September 1999 quarter") was $5,240,000, an increase of $1,699,000, or 48% from the revenue for the three months ended September 30, 1998 (the "September 1998 quarter"), which was $3,540,000. The largest component of revenue in the September 1999 quarter was turnkey systems labor revenue, which increased to $2,206,000 in the September 1999 quarter from $1,015,000 in the September 1998 quarter, reflecting a 117% increase. This increase is substantially the result of growth in the behavioral health information systems business and our ability to provide the staff necessary to generate additional revenue. Revenue from third party hardware and software, increased to $1,190,000 in the September 1999 quarter from $681,000 in the September 1998 quarter an increase of 75%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. The data center (service bureau) revenue decreased to $469,000 in the September 1999 quarter from $491,000 in the September 1998 quarter, reflecting a decrease of

4%. This decrease was substantially the result of a special project performed for a client during the September 1998 quarter which did not continue at the same rate in the September 1999 quarter. License revenue decreased to $536,000 in the September 1999 quarter from $760,000 in the September 1998 quarter, a decrease of 30%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. During the September 1999 quarter, our contracts generally had a longer term than our contracts in the September 1998 period, resulting in license revenue recognized over a longer period. At September 30, 1999, we had unrecognized license revenue of approximately $2.4 million, as compared with $788,000 at September 30, 1998. We expect that we will recognize this license revenue over the remaining terms of the contracts, which we expect will be completed by December 31, 2000. However, it is possible that a portion of the license revenue may not be recognized until a later date. Maintenance revenue increased to $539,000 in the September 1999 quarter from $348,000 in the September 1998 quarter, reflecting an increase of 55%. Revenue from the sales of our small turnkey division increased to $299,000 in the September 1999 quarter from $244,000 in the September 1998 quarter, reflecting an increase of 23%.

Revenue from contracts from government agencies represented 49% of revenue for the September 1999 quarter and 57% of revenue for the September 1998 quarter. This decline reflects work performed for a major customer in the private sector.

Gross profit increased to $1,866,000 in the September 1999 quarter from $1,344,000 in the September 1998 quarter, a 39% increase. Our overall gross margin was 36% for the September 1999 quarter compared to 38% for the September 1998 quarter. The reduction in gross margin was substantially attributable to the increase in our third party hardware and software revenue which yields margins significantly less than revenue from our behavioral health systems and services. Additionally, in order to fill our backlog of orders for our behavioral health systems, we hired additional technical personnel. Since there is a period of approximately nine months between the commencement of employment and the ability to generate revenue, the increased staffing had a negative impact upon our margins in the September 1999 period.

Selling, general and administrative expenses were $1,156,000 in the September 1999 quarter, an increase of 25% from the $924,000 in the September 1998 quarter. This increase was substantially the result of an increase in sales and marketing salaries and related direct selling costs and an increase in the provision for incentive bonuses.

We incurred product development expense of $210,000 in the September 1999 quarter, an increase of 52% from the $138,000 in the September 1998 quarter. These expenses were related to our behavioral health information systems products such as our clinician workstation, behavioral health information system for Windows, managed care and methadone dispensing products.

Interest expense was $57,000 in the September 1999 quarter, a decrease of $64,000, or 53% from the $121,000 in the September 1998 quarter. This decrease was the result of lower borrowings during the September 1999 quarter, in addition to a reduction in the cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We paid interest on such loans at a rate equal to prime plus 5 %. In October 1999 we entered into a new credit facility agreement with Silicon Valley Bank. The interest rate of the new facility is 2% above the prime rate.

The net loss from our discontinued operations, the smart card division, was $38,000 in the September 1998 quarter.

As a result of the foregoing factors, we generated a net income of $443,000, or $.15 per share (basic) and $.13 per diluted share (diluted) in the September 1999 quarter as compared to a net income of $123,000, or $.04 per share (basic and diluted) in the September 1998 quarter.

Liquidity and Capital Resources

We had working capital of $1,350,000 at September 30, 1999 as compared to working capital of $10,000 at December 31, 1998. Our cash position decreased from $199,000 at December 31, 1998 to $80,000 at September 30, 1999. The increase in working capital for the nine months ended September 30, 1999 was substantially due to the net income after adding back depreciation and amortization.

Our principal source of funds, other than revenue, is an accounts receivable financing agreement with an asset based lender which permits us to borrow up to 80% of eligible accounts receivable up to a maximum of $2,000,000. At September 30, 1999, the outstanding borrowings under this facility were $1,304,000 and the maximum amount available under this formula was $1,658,000. In October 1999 we entered into a new credit facility agreement with Silicon Valley Bank. The new facility allows us to access up to $3.5 million of eligible accounts receivable at an interest rate of 2% above the prime rate. The previous credit facility only allowed us to draw $2 million at 5% above the prime rate.

At September 30, 1999, accounts receivable and costs and estimated profits in excess of interim billings were approximately $9.3 million, representing approximately 156 days of revenue based on annualizing the revenue for the nine months ended September 30, 1999, although no assurance can be given that revenue will continue at the same level as the nine month period. Accounts receivable at September 30, 1999 increased by $1.881,000 million from $3,600,000 at December 31, 1998 to $5,481,000 at September 30, 1999. We believe that, the income from operations, the availability with our new asset based lender and the cash on hand, will be sufficient to enable us to continue to operate without additional funding.

Forward Looking Statements

Statements in this Form 10-Q include forward-looking statements that address, among other things, our expectations with respect to the development of our business. In addition to these statements, other information including words such as "seek" "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 1998 and in other documents filed by us with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NETSMART TECHNOLOGIES, INC.



/s/James L. Conway            President, Chief Executive        November 4, 1999
------------------            Officer and Director (Principal
James L. Conway               Executive Officer)




/s/Anthony F. Grisanti        Chief Financial Officer           November 4, 1999
----------------------        (Principal Financial and
Anthony F. Grisanti           Accounting Officer)