Form 10-K
period 1999-12-31
NETSMART TECHNOLOGIES INC
filed 2000-03-31
CIK 1011028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:  ___

           Securities registered pursuant to Section 12(g) of the Act:

    Title of Each Class                 Outstanding shares as of March 15, 2000
    -------------------                 ---------------------------------------
    Common Stock, par value                    3,116,167
    $.01 per share

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

Part III is incorporated by reference from the registrant's definitive proxy statement in connection with its 2000 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year.

                                     PART I

Item 1.  Business

Introduction

Netsmart Technologies, Inc. is a leader in the design, development, implementation and licensing of management information systems for the behavioral health care industry through our wholly-owned operating subsidiary, Creative Socio-Medics. These products are supported under long-term maintenance agreements. Our Windows and client server-based systems provide comprehensive healthcare information technology solutions which include billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. Our marketing is directed primarily at such providers of behavioral health services as state behavioral health agencies, mental health clinics, substance abuse clinics, methadone maintenance clinics, psychiatric hospitals, and other specialty care inpatient and outpatient providers.

We have an established nationwide customer base, including state agencies that have responsibility for providing behavioral healthcare services in 14 states. Revenue grew from $13.1 million in 1998 to $21.3 million in 1999, an increase of 61% , while income from continuing operations increased from $413,000 to $1.6 million.

Business Strategy

We believe that we are one of the most established suppliers of practice management solutions to the behavioral health care industry. Our software solutions are utilized by more than 500 provider institutions that employ approximately 50,000 clinicians. Many of these facilities represent large provider agencies such as state hospitals and behavioral health care networks. We believe that a significant percentage of the mental health practitioners, such as sole practitioners and small group practices and clinics, do not effectively use automation in the management of their clinician practice, principally because we believe that the available systems are expensive and are not user-friendly.

We intend to expand our product line to integrate our enterprise-wide solutions with Internet technology and provide application service provider solutions for use by both large provider agencies and sole practitioners, smaller clinics and group practices. We also plan to offer databases designed to provide all clinicians with access to industry standard libraries via our planned application service provider portal. We believe that these products can significantly increase our potential client base and can provide us with a source of ongoing revenue.

The  two  major  segments  of  the  behavioral   healthcare   marketplace   that
underutilize information technologies are:

* Single to small psychiatric practices that cannot afford nor have the staff to support traditional comprehensive client-server products.

* Clinicians who require decision support data guides to facilitate client assessment, treatment guidelines for specific populations and documenting patient progress and outcomes.

The Internet has emerged as the major structure for addressing and accessing new markets, providing information, education, training and effective communication and for making complex business operations more efficient and effective. The behavioral healthcare marketplace is undergoing dramatic changes. The Internet will allow the providers, payers and consumers to connect in more efficient and cost effective ways. Providers will be faced with more complex methods and systems of authorization management and claims processing, enhanced regulatory and accreditation requirements, access to validated intervention and treatment protocols and greater concern over delivery of care.

The next challenge for the Company is to increase market share and leverage this opportunity with focus on practice management and decision support. The application service provider solutions and Internet technology can further expand our product suite.

Practice Management Strategy - We plan to offer an Internet- enabled version of its industry standard Behavioral Health Information System. This application will be available to the more than 150,000 single and small behavioral health practitioners that currently utilize manual or limited functionality personal computer based systems. We plan to offer this product at a modest subscription fee and a monthly transaction-based service charge. We believe that we can attract an increased client base by offering:

* Our proven practice management applications to all providers, even the single office practitioner.
* Client server, application service provider and Internet delivery mechanisms.

Decision Support - By utilizing our client-server or web-enabled behavioral health information system products, clinicians can access industry standard decision support libraries. It is anticipated that initial offerings may include applications such as:

            *    Treatment planning, progress notes and training curriculum.
            *    Outcome indicator instruments

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

Organization of the Company

We are a Delaware corporation formed in September 1992 under the name Medical Services Corp. Our name was changed to Carte Medical Corporation in October 1993, CSMC Corporation in June 1995 and to Netsmart Technologies, Inc. in February 1996. Our executive offices are located at 146 Nassau Avenue, Islip, New York 11751, telephone (631) 968-2000. Reference to us and to Netsmart include our subsidiary, Creative Socio-Medics, unless the context indicates otherwise.

Risk Factors

If we are unable to obtain additional capital, we may not be able to develop our business.

We had working capital of $2.0 million at December 31, 1999. We may require additional capital in order to expand and develop our business and perform our obligations under our agreements and purchase orders. We have no commitments from any person to provide us with any such capital. Our business may suffer if we do not obtain the capital when it is required.

Because we are particularly  dependent upon government  contracts,  our business
--------------------------------------------------------------------------------
may be impaired by policies relating to entitlement programs.
-------------------------------------------------------------

We market our health information systems principally to behavioral health care facilities, many of which are operated by government entities and include entitlement programs. During 1999, we generated 55% of our revenue from contracts with government agencies, as compared with 52% in 1998 and 35% in 1997. Government agencies generally have the right to cancel contracts at their convenience. In addition, we may lose business if government agencies reduce funding for entitlement programs.

Our  business  is based on  providing  systems  relating  to  behavioral  health
--------------------------------------------------------------------------------
organizations,  and changes in government regulation of health care industry may
--------------------------------------------------------------------------------
affect the market for our systems.
----------------------------------

The federal and state governments have adopted numerous regulations relating to the health care industry, including regulations relating to the payments to health care providers for various services, and our systems are designed to provide information based on these requirements. The adoption of new regulations can have a significant effect upon the operations of health care providers, particularly those operated by state agencies. We cannot predict the effect on our business of future regulations by governments and payment practices by government agencies. Furthermore, changes in regulations in the health care field may force us to modify our health information systems to meet any new record-keeping or other requirements. If that happens, we may not be able to generate revenues sufficient to cover the costs of developing the modifications.

If we are not able to take advantage of technological advances, our business may
--------------------------------------------------------------------------------
suffer.
-------

Our customers require software which enables them to store, retrieve and process very large quantities of data and to provide them with instantaneous communications among the various data bases. Our business requires us to take advantage of recent advances in software, computer and communications technology. This technology has been developing at rapid rates in recent years, and our future may be dependent upon our ability to use and develop or obtain rights to products utilizing such technology. New technology may develop in a manner which may make our software obsolete. Our inability to use new technology would have a significant adverse effect upon our business.

Because of our size, we may have difficulty competing with larger companies that
--------------------------------------------------------------------------------
offer similar services.
-----------------------

Our customers in the human services market include entitlement programs, managed care organizations and specialty care facilities which have a need for access to information over a distributed data network. The software industry in general, and the health information software business in particular, are highly competitive. Other companies have the staff and resources to develop competitive systems. We may not be able to compete successfully with such competitors. The health information systems business is served by a number of major companies and a larger number of smaller companies. We believe that price competition is a significant factor in our ability to market our health information systems and services.

Because we are dependent on our management,  the loss of key executive  officers
--------------------------------------------------------------------------------
could harm our business.
------------------------

Our business is largely dependent upon our senior executive officers, Messrs. James L. Conway, president and chief executive officer, Anthony F. Grisanti, chief financial officer, John F. Philips, vice president -- marketing, and Gerald O. Koop, vice president of the Company and chief executive officer of our operating subsidiary, Creative Socio-Medics Corp. Although we have employment agreements with these officers, the employment agreement do not guarantee that the officers will continue with us. Our business may be adversely affected if any of our key management personnel or other key employees left our employ.

Because we lack patent protection,  we cannot assure you that others will not be
--------------------------------------------------------------------------------
able to use our proprietary information in competition with us.
---------------------------------------------------------------

We have no patent or copyright protection for our proprietary software, and we rely on non-disclosure agreements with our employees. Since our business is dependent upon our proprietary products, the unauthorized use or disclosure of this information could harm our business.

Our growth may be limited if we cannot make acquisitions.
---------------------------------------------------------

An important part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. As of the date of this Form 10-K annual report, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

If we make any  acquisitions,  they may disrupt or have a negative impact on our
--------------------------------------------------------------------------------
business.
---------

If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

We do not anticipate paying dividends on our common stock.
----------------------------------------------------------

We presently intend to retain future earnings, if any, in order to provide funds for use in the operation and expansion of our business and, accordingly, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

The  rights of the  holders of common  stock may be  impaired  by the  potential
--------------------------------------------------------------------------------
issuance of preferred stock.
----------------------------

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue Preferred Stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. The preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any series of preferred stock, we may issue such shares in the future. If we issue preferred stock in a manner which dilutes the voting rights of the holders of the common stock, our listing on The Nasdaq SmallCap Market may be impaired.

Shares may be issued  pursuant to options  which may affect the market  price of
--------------------------------------------------------------------------------
our common stock.
-----------------

We may issue stock upon the exercise of options to purchase up to an aggregate 799,192 shares of common stock pursuant to our long-term incentive plans. The exercise of these options and the sale of the underlying shares of common stock may have an adverse effect upon the price of our stock.

Behavioral Health Information Systems and Services

We develop, market and support computer software which enables behavioral health care organizations to provide a full range of services in a network computing environment.

Users typically purchase one of several behavioral healthcare information systems, in the form of a perpetual license to use the system, as well as purchasing professional services, support, and maintenance. In addition, we offer third party hardware and software pursuant to value added resale arrangements with third party vendors. The professional services include project management, training, consulting and software development services, which are provided either on a time and material basis or pursuant to a fixed-price contract. The software development services may require the adaptation of health care information technology systems to meet the specific requirements of the customer.

Our typical license for a behavioral health information system ranges from $10,000 to $100,000 for single facility healthcare organization to $250,000 to $1,000,000 for multi-unit and state operated health care organizations. Revenue from license fees were approximately $2,228,000, or 10.5% of revenue, for 1999, $2,270,000, or 17.3% of revenue for 1998 and $737,000, or 9.6% of revenue, for
1997. Our 1999 Contracts had a longer term than our 1998 Contracts resulting in a income recognition over a longer period. A customer's purchase order may also include third party hardware or software. Revenue from hardware and third party software accounted for approximately $5,915,000, or 27.8% of revenue, for 1999, $2,610,000, or 19.8% of revenue, for 1998 and $1,078,000, or 14.1% of revenue, for 1997.

In addition to our behavioral healthcare information systems and related services, we offer processing services to substance abuse facilities and maintain a data center facility at which its personnel perform data entry, data processing and produce operations reports for smaller substance abuse clinics. Our data center revenue was approximately $1,908,000, or 9.0% of revenue, for 1999, $2,164,000 or 16.4% of revenue, for 1998 and $2,235,000, or 29.3% of revenue, for 1997.

Maintenance services have generated increasing revenue and have become a more significant portion of our business since most purchasers of health care information system licenses also purchase maintenance service.

Maintenance revenue increases as existing customers purchase additional licenses and new customers purchase their initial software licenses. By agreement with our customers, we provide telephone help services and maintain and upgrade their software. Maintenance contracts may require modifications to meet any new federal and state reporting requirements which become effective during the term of the maintenance contract. We do not maintain the hardware and third party software sold to our customers, but we provide a telephone help line service for certain third party software, which we license to our customers. Our maintenance revenue was approximately $2,258,000, or 10.6% of revenue, for 1999, $1,432,000, or 10.9% of revenue, for 1998 and $1,280,000, or 16.8% of revenue, for 1997.
Since maintenance revenues log license and implementation revenues this area will substantially increase in 2000.

We currently offer four product modules that provide a range of core application requirements for behavioral healthcare providers. These products consist of a suite of complete information technology applications developed by us, together with software provided by others which enables us to offer enterprise-wide solutions to the behavioral health industry. The products will be offered in a variety of delivery modes.

        * Behavioral Healthcare Information System - This system is a comprehensive solution providing patient management functions, billing, tracking, scheduling, and reporting for inpatient treatment facilities.

        * Clinician Workstation - This workstation provides clinician with documentation and medical record management including assessment, care planning, progress notes and on-line medical records. The clinician workstation is our electronic medical record system for behavioral health, which integrates the clinical tools necessary for an interdisciplinary approach to the delivery of human services.

        * The M4 Clinical Management System - Pursuant to a joint marketing agreement with Mallinckrodt Pharmaceutical Specialties, a division of Mallinckrodt Inc., we offer a solution for dispensing, admissions and medical records, counselor and reception/security specifically for methadone clinics. M4 integrates with our other behavioral health products.

        * Managed Care Products - On January 25, 2000, we acquired the Connex suite of managed care and employee assistance program information systems from Behavioral Health Partners, Inc. These modules can be installed on a personal computer, connected to a local or wide area communications network or offered through the Internet in an application service provider basis. The managed care and employee assistance program modules include such features as service request management, contact tracking (patients, providers, others), import of eligibility information by contract, provider search by location, specialty, contract, hospital privileges, claims adjudication and payment.

All of these products have been accepted in the marketplace by an established user base, and we believe that our Window-based products are Year 2000 ("Y2K") compliant.

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

Many long-term behavioral healthcare facilities are operated by government entities and include those operated as part of entitlement programs. During the years ended December 31, 1999, 1998 and 1997, approximately 55.0%, 52.0% and 35.0%, respectively, of revenue was generated from contracts with government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract for its convenience, although we have not experienced a termination for convenience in the last five years.

In addition to these major behavioral healthcare providers, there are a larger number of sole practitioners, group practices and smaller clinics which may also require behavioral healthcare facilities. We intend to market our Internet-based systems to these potential customers.

We believe that the demand for information technology solutions is increasing as managed care exerts pressure on healthcare providers to lower healthcare delivery costs while expanding the availability of services. In order to remain competitive, the behavioral health delivery networks need detailed clinical and management information systems that enable providers within the networks to maintain a broad scope of accurate medical and financial information, manage costs and deliver quality care efficiently. In addition, the need to upgrade existing systems to meet the increased demand for data processing needs of managed care and regulatory oversight has also resulted in an increased demand for behavioral health care information technology. These data processing needs include analysis of patient assessments, maintenance of patient records, administration of patient treatment plans and the overall coordination of patient case management.

We coordinate our marketing effort with the state agencies and other major users of our systems. Our state agency clients formed a State Systems Association, presently consisting of state organizations or agencies from 14 states. The association's members work with our management to assess and determine future requirements in both patient managed care coordination and regulatory reporting.

For the year ended December 31, 1999, one customer accounted for approximately $3.8 million or 18% of our revenue. For the year ended December 31, 1998, this same customer accounted for $2.1 million or 16% of our revenue. No one customer accounted for more than 10% of revenue in 1997. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 1999 and 1998, we had a backlog of orders, including ongoing maintenance and data center contracts, for our behavioral health information systems of $14.2 million and $16.8 million, respectively. A substantial amount of the 1999 backlog is expected to be filled during 2000.

Product Development

We incurred product development costs relating to our behavioral health information systems of approximately $800,000 in 1999, $763,000 in 1998 and $201,000 in 1997, all of which was company-sponsored. In 1999, we incurred capitalized software development costs of approximately $209,000 in connection with the development of our proposed web portal services and application service provider solutions for healthcare providers.

Competition

The healthcare software industry is highly competitive. Although we believe that we can provide a health care facility or managed care organization with software to enable it to perform its services more effectively, other software companies provide comparable systems and also have the staff and resources to develop competitive systems.

According to independent consulting reports, healthcare information technology is an $18.0 billion industry served by numerous vendors. The dominant health care information technology vendors have achieved annual sales of more than $1.0 billion by focusing on solutions for large medical/surgical health care providers, such as large hospital systems and health maintenance organizations, and, have not focused on the behavioral healthcare industry. We believe that most of the presently available healthcare management software does not meet the specific needs of the behavioral healthcare industry, and that the functionality of our information systems are designed to meet the needs of this market. However, the behavioral health information systems business is serviced by a number of companies, some of which are better capitalized with larger infrastructure than Netsmart, and we may not be able to continue to compete effectively with such companies.

We have an established customer base of more than 400 clients nationwide, including substantial private and government providers of behavioral health care services. During 1998 and 1999, we signed contracts to provide our healthcare information systems to ten state agencies responsible for administering behavioral services, bringing the total of such state agencies to 14.

Government Regulations and Contracts

The federal and state governments have adopted numerous regulations relating to the health care industry, including regulations relating to the payments to health care providers for various services. The adoption of new regulations can have a significant effect upon the operations of health care providers and insurance companies.

Although our business is aimed at meeting certain of the problems resulting from government regulations and from efforts to reduce the cost of health care, we cannot predict the effect of future regulations by governments and payment practices by government agencies or health insurers, including reductions in the funding for or scope of entitlement programs. Any change in the structure of health care in the United States can have a material effect on companies providing services to the health care industry, including those providing software. Although we believe that the likely direction which may result from the current study of the health care industry would be an increased trend to managed care programs, thereby increasing the importance of automation, our business may not benefit from any changes in the industry structure. Even if the industry does evolve toward more healthcare being provided by managed care organizations, it is possible that there will be substantial concentration in a few very large organizations, which may seek to develop their own software or obtain software from other sources. To the extent that the health care industry evolves with greater government-sponsored programs and less privately run organizations, our business may be adversely affected. Furthermore, to the extent that each state changes its own regulations in the health care field, it may be necessary for us to modify our behavioral health information systems to meet any new record-keeping or other requirements imposed by changes in regulations, and we may not be able to generate revenues sufficient to cover the costs of developing the modifications.

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

Employees

As of December 31, 1999, we had 138 employees, including four executive, nine sales and marketing, 114 technical and eleven clerical and administrative employees.

Executive Officers

        Our executive officers are as follows:


      Name                   Age         Position
      ----                   ---         --------
Edward D. Bright             63        Chairman of the Board
James L. Conway              52        President and Chief Executive Officer
Anthony F. Grisanti          50        Chief Financial Officer, Treasurer and
                                       Secretary
Gerald Koop                  61        Chief Executive Officer of Creative
                                       Socio-Medics
John F. Phillips             62        Vice President - Marketing


Mr. Edward D. Bright has been chairman of the board and a director of Netsmart since April 1998. In April 1998, Mr. Bright was also elected as chairman, secretary, treasurer and a director of Consolidated Technology Group Ltd., a public company now known as The Sagemark Companies Ltd., which is engaged in various lines of business, and a director of Trans Global Services, Inc., which provides technical temporary staffing services. In April, 1999, Mr. Bright resigned as a director of Consolidated Technology Group, Ltd.

Mr. James L. Conway has been president and a director of Netsmart since January 1996 and chief executive officer since April 1998. From 1993 to April 1998 he was president of S-Tech Corporation, a manufacturer of aircraft instruments for the U.S. military and specialty vending equipment for postal, telecommunication and other industries. Mr. Conway was previously Vice President and member of the Board of ITT Credit Corporation, a wholly owned subsidiary of ITT. Mr. Conway is also a director of Trans Global.

Mr. Gerald Koop has been a director of Netsmart since June 1998. He has held management positions with our subsidiary, Creative Socio-Medics, for more than the past five years, most recently as its chief executive officer, a position he has held since 1996.

Mr. Anthony F. Grisanti has been treasurer of Netsmart since June 1994, secretary since February 1995 and chief financial officer since January 1996. He was chief financial officer of Creative Socio-Medics for more than five years prior thereto.

Mr. John F. Phillips has been a director of Netsmart and vice president of Creative Socio-Medics since June 1994, when Creative Socio-Medics was acquired by us, and our vice president-marketing since 1996. He was also our vice president -- marketing from June 1994 to January 1996. He was a senior executive officer and director of Creative Socio-Medics and its parent company for more than five years prior to June 1994, when it was acquired.


Item 2.   Property

We lease office space at the following locations:


Location                         Purpose         Space            Annual Rental         Expiration
--------                         -------         -----            -------------         ----------
146 Nassau Avenue                Executive       18,000           $280,000, plus 4%     12/31/03
Islip, New York                  offices         square feet      annual increases

1335 Dublin Road                 Offices         3,500            $50,000 (1)           11/30/00
Columbus, Ohio                                   square feet

18B Ledgebrook Run                 (2)           1,800            $21,000 (1)           10/31/02
Mansfield Center, Connecticut,                   square feet

7590 Fay Avenue                  Offices         1,800            $37,000, plus 6%      12/31/00
La  Jolla, California                            square feet      annual increases
----------
(1)     These leases provide for an annual increase in rent for operating expenses and real estate taxes.

(2) These offices are no longer being used by us, and the space is being subleased at our cost.

We believe that our space is adequate for our immediate needs and that, if additional space is required, it would be readily available on commercially reasonable rates.

Item 3.   Legal Proceedings

There are no material legal proceedings pending or threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders

On November 18, 1999, we held our 1999 Annual Meeting of Stockholders.

The following individuals were elected as directors:

Name                           Number of Votes             Broker Non Votes
Edward D. Bright                   2,634,548                   1,197,714
James L. Conway                    2,634,548                   1,197,714
John F. Phillips                   2,634,548                   1,197,714
Gerald O. Koop                     2,634,548                   1,197,714
Joseph G. Sicinski                 2,633,948                   1,197,714

The following proposals were approved as follows:

                                                                                Broker
                                 Votes For    Votes Against      Abstain        Non Votes
Approval of the amendment
to the 1998 Long Term
Incentive Plan                   1,346,088       297,040          7,430         1,197,714

Approval of the selection of
Richard H. Eisner & Co., LLP
as independent auditors for
1999                             2,642,651       204,524          1,097         1,197,714


                                        9

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on The Nasdaq SmallCap Market under the symbol NTST. Set forth below is the reported high and low sales prices of the Common Stock for each quarterly period during the past two years. Where applicable, the price information has been retroactively adjusted to reflect the one-for-three reverse stock split of our common stock which became effective September 1998.

     Quarter Ending                     High Bid              Low Bid
     --------------                     --------              -------

     March 31, 1998                       3.19                  1.88
     June 30, 1998                        2.91                  1.50
     September 30, 1998                   1.41                   .81
     December 31, 1998                    3.13                   .75

     March 31, 1999                       4.91                  2.59
     June 30, 1999                        4.63                  3.50
     September 30, 1999                   7.69                  4.25
     December 31, 1999                    8.13                  6.00

As of December 31, 1999, there were approximately 1,120 holders of record of our common stock.

We have not paid any cash dividends to the holders of our common stock since our organization.


Item 6.  Selected Financial Data

                                                        Year Ended December 31,
                                                        -----------------------
                                      1999         1998          1997           1996            1995
                                      ----         ----          ----           ----            ----
                                                   (in thousands except per share data)
Selected Statements
  of Operations Data:

Revenue                             $ 21,252      $ 13,165      $  7,635        $  6,538       $ 6,751

Income (Loss) from Continuing
 Operations before interest
  and other financing costs            1,895           759          (536)    (1)  (3,614)       (1,181)

Income (Loss) from Discontinued
  Operations                             180          (217)       (2,615)           (801)         (252)

Net Income (Loss)                      1,825           196        (3,459)   (1&2) (6,579)   (3) (2,850)

Per Share Data - Diluted:
  Continuing Operations                  .47           .12          (.37)          (3.36)        (1.61)
  Discontinued Operations                .05          (.08)        (1.10)           (.47)         (.16)
  Net Income (loss)                      .52           .04         (1.47)          (3.83)        (1.77)

Weighted average number
  of shares outstanding                3,516         2,865         2,387           1,716         1,607

Selected Balance
 Sheet Data:
 Working Capital (deficiency)          2,012            10          (537)            477        (2,562)

Total Assets                          13,972        10,289         7,340           8,251         6,390

Total Liabilities                      8,617         7,005         4,200           3,836         5,887

Redeemable Preferred Stock                                                                          96

Accumulated Deficit                  (13,272)      (15,097)      (15,293)        (11,726)       (5,147)

Stockholders' Equity                   5,355         3,284         3,140           4,415           407

----------

     (1)Includes $3,492 of non-cash compensation charges arising out of the issuance by the Company of warrants and options having exercises prices which were less than the market value of the Common Stock at the date of approval by the board of directors.

     (2)Includes $1,692 of non-cash costs associated with the issuance of 500,000 shares of common stock to certain noteholders and 25,000 shares of common stock to the Company's asset based lender.

     (3)Includes financing costs of $460 representing the write-off of deferred financing costs relating to a proposed public offering scheduled for early 1995 but cancelled.
                                       11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

A significant portion of our revenue is derived from fixed price software development contracts and licenses. We recognize this revenue on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contacts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. During 1999, we received contracts that are larger than in previous years and they provide for a longer time between milestone payments. As a result, both our costs and estimated profits in excess of billings and our billings in excess of cost and estimated profits have increased at December 31, 1999. The largest component of our revenue is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue could be affected.

In 1998, we evaluated our smart card business and determined that the cash requirements did not justify the continued operations of the development of such business in the increasingly competitive smart card market. As a result, we sold our smart card division effective July 1, 1998, and we accounted for the operations of this division as a discontinued operation. Accordingly, references to our continuing operations relate to our behavioral health information systems businesses.

Years Ended December 31, 1999 and 1998

Our revenue for 1999 was $21,252,000, an increase of $8,086,000, or 61%, from our 1998 revenue, which was $13,165,000. The largest component of revenue in 1999 was turnkey systems labor revenue, which increased to $7,768,000 in 1999 from $3,664,000 in 1998, reflecting a 112% increase. This increase is substantially the result of growth in the behavioral health information systems business and our ability to provide the staff necessary to generate additional revenue from our outstanding contracts. Revenue from third party hardware and software increased to $5,915,000 in 1999 from $2,610,000 in 1998, which represents an increase of 127%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. The data center (service bureau) revenue decreased to $1,908,000 in 1999 from $2,164,000 in 1998, reflecting a decrease of 12%. This decrease was substantially the result of a special project performed for a client during 1998, which did not continue at the same rate in 1999. License revenue decreased to $2,228,000 in 1999 from $2,270,000 in 1998, reflecting a decrease of 2%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. During 1999, our contracts generally had a longer term than our contracts in 1998, resulting in the recognition of license revenue over a longer period. At December 31, 1999, we had unrecognized license revenue of approximately $2.1 million, as compared with $1.8 million at December 31, 1998. We expect that we will recognize this license revenue over the remaining terms of the contracts, which we expect will be completed by December 31, 2000. However, it is possible that a portion of the license revenue may not be recognized until a later date. Maintenance revenue increased to $2,258,000 in 1999 from $1,432,000 in 1998, reflecting an increase of 58%. Revenue from the sales of our small turnkey division increased to $1,174,000 in 1999 from $1,025,000 in 1998, reflecting an increase of 15%.

Revenue from contracts from government agencies represented 55% of revenue in 1999 and 52% of revenue in1998. This increase reflects an increase in our contracts with state agencies.

Gross profit  increased to  $7,375,000  in 1999 from  $5,084,000  in 1998, a 45%
increase. Our overall gross margin was 35% in 1999 compared to 39% in 1998. The reduction in gross margin was substantially attributable to the increase in our third party hardware and software revenue, which yields margins significantly less than our margin from our behavioral health systems and services. Additionally, in order to fill our backlog of orders for our behavioral health systems, we hired additional technical personnel. Since there is a delay of approximately nine months between the time we hire technical personnel and the time we are able to generate revenue from their services, the increased staffing costs had a negative impact upon our margins in 1999.

Selling, general and administrative expenses were $4,553,000 in 1999, an increase of 29% from the $3,516,000 in 1998. This increase was substantially the result of an increase in sales and marketing salaries and related direct selling costs as well as an increase in the provision for incentive bonuses. These increases were partially offset by a decrease in sales commissions.

In 1999 we issued warrants for services rendered. We also extended one series of our warrants for two months. An aggregate of $127,000 was charged to financing costs for the warrant issuance and the warrant extension. We did not have a similar charge item in 1998.

We incurred product development expenses of $800,000 in 1999, an increase of 5% from the $763,000 in 1998. These expenses were related to our behavioral health information systems products, including our clinician workstation, behavioral health information system for Windows, managed care and methadone dispensing products.

Interest expense was $250,000 in 1999, a decrease of $96,000, or 28%, from the $346,000 in 1998. This decrease was the result of lower borrowings during 1999, in addition to a reduced cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We paid interest on such loans at a rate equal to prime plus 5 %. In October 1999, we entered into a credit facility agreement with a new asset-based lender. The interest rate of the new facility is 2% above the prime rate.

Related party administrative expense was $45,000 in 1998. These charges were incurred pursuant to a management services agreement with our then principal stockholder to provide general business, management and financial consulting services for a monthly fee of $15,000. This agreement was mutually terminated effective April 1, 1998.

We recognized a gain of $180,000 from our discontinued operations in 1999. This gain resulted from the reduction in our reserve against a promissory note received from the sale of the discontinued operations. We reduced the reserve as a result of our sale of our interest in the purchaser for a note. In 1998, we recognized a net loss from our discontinued operations of $217,000.

As a result of the foregoing factors, in 1999 we generated a net income from continuing operations of $1,645,000, or $.56 per share (basic) and $.47 per share (diluted), a gain from discontinued operations of $180,000, or $.06 per share (basic) and $.05 per share (diluted), and a net income of $1,825,000, or $.62 per share (basic) and $.52 per share (diluted). For 1998, we generated net income from continuing operations of $413,000, or $.12 per share (basic and diluted), a loss from discontinued operations of $217,000, or $.08 per share (basic and diluted), and net income applicable to common stock of $124,000, or $.04 per share (basic and diluted).

Years Ended December 31, 1998 and 1997

Our revenue for 1998 was $13,165,000, an increase of $5,530,000, or 72%, from our 1997 revenue of $7,635,000. The largest component of revenue in 1998 was turnkey systems labor revenue which increased to $3,664,000 from $2,107,000 in 1997, reflecting a 74% increase. This increase is substantially the result of growth in the behavioral health information systems business and our ability to provide the staff necessary to generate additional revenue. The data center (service bureau) revenue decreased to $2,165,000 in 1998 from $2,235,000 in 1997, reflecting a decrease of 3%. This decrease was substantially the result of a special project performed for a client in 1997, which did not continue at the same rate in 1998. License revenue increased to $2,270,000 in 1998 from $737,000 in 1997, which is an increase of 208%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Revenue from third party hardware and software increased to $2,610,000 in 1998 from $1,089,000 in 1997, which is an increase of 140%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. Maintenance revenue increased to $1,432,000 in 1998 from $1,280,000 in 1997, reflecting an increase of 12%. Revenue from the sales of our small turnkey division (formerly our methadone division) was $1,025,000 in 1998. There was no revenue for this division in 1997.

Revenue from contracts from government agencies represented 52% and 35% of revenue in 1998 and 1997, respectively.

Gross profit  increased to  $5,084,000  in 1998 from  $2,747,000  in 1997, a 85%
increase. The increase in the gross profit was substantially the result of the increased license revenue, which provides higher margins.

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

Related party administrative expense was $45,000 in 1998 and $180,000 in 1997. These charges were pursuant to a management services agreement with our then principal stockholder for a monthly fee of $15,000. This agreement was mutually terminated effective April 1, 1998.

During 1998, we incurred product development expenses of $763,000, an increase of 279% from the $201,000 in 1997. These expenses were related to our behavioral health information systems products such as our clinician workstation, behavioral health information system for Windows, managed care and methadone dispensing products.

Interest expense was $346,000 in 1998, an increase of $38,000, or 12% from the $308,000 in 1997. This increase was the result of higher borrowings during 1998, which were substantially off set by a reduction in the cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We paid interest on such loans at a rate equal to prime plus 8-1/2 % plus a fee of 5/8% of the face amount of the invoice for the first nine months of 1998. Effective October 1, 1998, we amended the terms of our agreement with the asset-based lender and reduced the interest rate from prime plus 8 1/2% to prime plus 5% and eliminated the 5/8% fee previously paid on the face amount of each invoice.

The net loss from our discontinued operations, the smart card division, was $217,000 in 1998, a decrease of $2,398,000 from the $2,615,000 in 1997. This decrease is the result of a reduction of expenses in this division prior to the sale of the division.

As a result of the foregoing factors, we generated a net income of $196,000, or $.04 per share, in 1998 as compared with a net loss of $3.5 million, or $1.47 per share, in 1997.

Liquidity and Capital Resources

We had working capital of $2,012,000 at December 31, 1999 as compared to working capital of $10,000 at December 31, 1998. Our cash position increased marginally from $199,000 at December 31, 1998 to $205,000 at December 31, 1999. The
increase in working capital for 1999 was substantially due to the net income after adding back depreciation and amortization.

Our principal source of funds, other than revenue, is an accounts receivable financing agreement with an asset based lender which permits us to borrow up to 80% of eligible accounts receivable up to a maximum of $3.5 million. At December 31, 1999, the outstanding borrowings under this facility were $882,000 and the maximum amount available under this formula was $2,314,000.

At December 31, 1999, accounts receivable and costs and estimated profits in excess of interim billings were approximately $10 million, representing approximately 170 days of revenue based on annualizing the revenue for the year ended December 31, 1999, although we cannot give any assurance that our revenue will continue at the same level as the year ended December 31, 1999. Accounts receivable at December 31, 1999 increased by $2,190,000 from $3,600,000 at December 31, 1998 to $5,790,000 at December 31, 1999.

Our cash flow from operations was approximately $1.2 million for 1999, and, based on our outstanding contracts and our continuing business, we believe that our cash flow from operations, the availability under our financing agreement and our cash on hand will be sufficient to enable us to continue to operate without additional funding, although it is possible that we may need additional funding if our business does not develop as we anticipate or if our expenses, including our software development costs relating to our expansion of our product line and our marketing cost for seeking to expand the market for our products and services to include smaller clinics and facilities and sole and group practitioners exceed our expectation.

Furthermore, if we continue to grow at the existing rate into 2000 and beyond, we may require additional funding. We are exploring various long term funding possibilities, although we cannot give any assurances that we will be able to obtain financing, and our failure to obtain financing could impair our ability to grow.

An important part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. As of the date of this Form 10-K annual report, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

Year 2000 Compliance

The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to determine whether "00" means 1900 or 2000, which may result in computer and other failures or the creation of erroneous results.

We believe that our present software products are Year 2000 compliant, and that any changes which may be required to software which we have delivered in the past would be made pursuant to new contracts with the clients to provide them with a current version of our products.

We have defined Year 2000 compliant as the ability to:

     * correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

     * function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

     * where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner;

     * if the date elements in interfaces and data storage specify the century, store and provide output of date information in ways that are unambiguous as to century; and

     *    recognize year 2000 as a leap year.

To date, we have not experienced any material expense relating to Year 2000 compliance.


Forward Looking Statements

Statements in this Form 10-K include forward-looking statements that address, among other things, our expectations with respect to the development of our business. In addition to these statements, other information including words such as "seek" "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Annual Report on Form 10-K for the year ended December 31, 1999, in our other documents filed by us with the Securities and Exchange Commission.

                                     Part IV

Item 8.        Financial Statements and Supplementary Data

The financial statements and supplementary data begin on page F-1 of this Form 10-K.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed, we changed our accountants from Moore Stephens, P.C. to Richard A. Eisner & Company, LLP commencing with the year ended December 31, 1998. There were no disagreements with Moore Stephens, P.C.

1.             Financial Statements
               Report of Richard A. Eisner & Company, LLP
               Report of Moore Stephens, P.C.
               Consolidated Balance Sheets as of December 31, 1999 and 1998
               Consolidated   Statements  of  Operations  for  the  Years  Ended
               December 31, 1999, 1998 and 1997 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999,
               1998 and 1997
               Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
               Notes to Consolidated Financial Statements

2.             Financial Statement Schedules
               None

3.             Reports on Form 8-K
               July 20, 1998    Change in Accountants

4.             Exhibits

                           NETSMART TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

                                                                    Page to Page
                                                                    ------------

Independent Auditor's Report - Richard A. Eisner & Company, LLP.....F-3

Independent Auditor's Report - Moore Stephens, P.C..................F-4

Consolidated Balance Sheets.........................................F-5.....F-6

Consolidated Statements of Operations...............................F-7.....F-8

Consolidated Statements of Stockholders' Equity.....................F-9

Consolidated Statements of Cash Flows...............................F-10....F-12

Notes to Consolidated Financial Statements .........................F-13....F-28



                              . . . . . . . . . . .

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Netsmart Technologies, Inc.
Islip, New York


                     We have audited the accompanying consolidated balance sheet of Netsmart Technologies, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsmart Technologies, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
March 9, 2000

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Netsmart Technologies, Inc.
  Islip, New York


        We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for Netsmart Technologies, Inc. and its subsidiary for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Netsmart Technologies, Inc. and its subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.




Moore Stephens, P.C.
Certified Public Accountants

Cranford, New Jersey
March 26, 1998

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         December 31,
                                                         ------------
                                                     1 9 9 9        1 9 9 8
                                                     -------        -------
Assets:
Current Assets:
        Cash and Cash Equivalents                  $   204,989       $   198,689
        Accounts Receivable - Net                    5,789,734         3,600,025
        Costs and Estimated Profits in Excess
          of Interim Billings                        4,253,072         2,899,695
        Note Receivable                                150,000           150,000
        Other Current Assets                           167,516           109,595
                                                   -----------       -----------

        Total Current Assets                        10,565,311         6,958,004
                                                   -----------       -----------

Property and Equipment - Net                           534,864           354,036
                                                   -----------       -----------

Other Assets:
        Software Development Costs - Net               310,722           142,450
        Customer Lists - Net                         2,399,108         2,733,392
        Other Assets                                   162,472           101,064
                                                   -----------       -----------

        Total Other Assets                           2,872,302         2,976,906
                                                   -----------       -----------

        Total Assets                               $13,972,477       $10,288,946
                                                   ===========       ===========


See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         December 31,
                                                                         ------------
                                                                   1 9 9 9           1 9 9 8
                                                                   -------           -------
Liabilities and Stockholders' Equity:
Current Liabilities:
     Notes Payable                                           $    882,404         $  1,639,694
     Capitalized Lease Obligations                                 25,385               27,283
     Accounts Payable                                           2,562,087            2,166,333
     Accrued Expenses                                           1,243,548            1,178,893
     Interim Billings in Excess of Costs and Estimated
       Profits                                                  3,750,847            1,803,999
     Due to Related Parties                                                             84,000
     Deferred Revenue                                              88,546               47,619
                                                               ----------           ----------

Total Current Liabilities                                       8,552,817            6,947,821
                                                               ----------           ----------

Capitalized Lease Obligations                                      64,627               57,033
                                                               ----------           ----------
Commitments and Contingencies (Note 13)

Stockholders' Equity:
     Preferred Stock, $.01 Par Value;
     Authorized 3,000,000 shares

     Series D 6%  Redeemable  Preferred  Stock - $.01 Par
       Value 3,000  Shares Authorized, none outstanding
       at December 31, 1999,  1,210 Issued and
       outstanding at December 31, 1998 [Liquidation
       Preference of $1,210 and redemption value
       of $1,210,000]                                                                       12

     Additional Paid-in Capital - Series D Preferred Stock                           1,209,509

     Common Stock - $.01 Par Value; Authorized
       15,000,000 Shares; Issued 2,988,738 Shares
       at December 31, 1999, 2,786,921 Shares at
       December 31, 1998                                           29,887               27,869

     Additional Paid-in Capital - Common Stock                 18,657,579           17,203,904

     Accumulated Deficit                                      (13,272,433)         (15,097,202)
                                                               ----------           ----------
                                                                5,415,033            3,344,092

     Less cost of 5,333 Common Shares held in
       Treasury                                                    60,000               60,000
                                                               ----------           ----------

     Total Stockholders' Equity                                 5,355,033            3,284,092
                                                               ----------           ----------

     Total Liabilities and Stockholders' Equity              $ 13,972,477         $ 10,288,946
                                                               ===========          ==========



See Notes to Consolidated Financial Statements.

                                      F - 6

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                              Y e a r s  e n d e d
                                                              --------------------
                                                             D e c e m b e r   3 1,
                                                             ----------------------
                                                   1 9 9 9          1 9 9 8          1 9 9 7
                                                   -------          -------          -------

Revenues:
  Software and Related
    Systems and Services:
    General                                      $17,085,603      $  9,569,100      $ 4,119,780
    Maintenance Contract
      Services                                     2,257,869         1,431,695        1,280,465
                                                  ----------       -----------       ----------
    Total Software and Related
      Systems and Services                        19,343,472        11,000,795        5,400,245

  Data Center Services                             1,908,158         2,164,472        2,235,209
                                                  ----------       -----------       ----------

  Total Revenues                                  21,251,630        13,165,267         7,635,454
                                                  ----------       -----------       -----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                       11,054,960         5,975,249         2,493,739
    Maintenance Contract
      Services                                     1,713,759           975,212           928,316
                                                  ----------       -----------       -----------

    Total Software and Related
      Systems and Services                        12,768,719         6,950,461         3,422,055

  Data Center Services                             1,107,571         1,131,078         1,466,107
                                                  ----------       -----------       -----------

  Total Cost of Revenues                          13,876,290         8,081,539         4,888,162
                                                  ----------       -----------       -----------

Gross Profit                                       7,375,340         5,083,728         2,747,292
Selling, General and
  Administrative Expenses                          4,552,866         3,516,288         2,901,724

Financing Costs                                      127,000               --                --

Related Party Administrative Expense                                    45,000           180,000

Research and Development                             800,470           763,059           201,075
                                                  ----------       -----------       -----------

Income (Loss) from Continuing
  Operations before Interest Expense               1,895,004           759,381          (535,507)

Interest Expense                                     250,235           346,114           308,169
                                                  ----------       -----------       -----------

Income (Loss) from Continuing Operations           1,644,769           413,267          (843,676)
                                                  ----------       -----------       -----------

See Notes to Consolidated Financial Statements.

                                      F - 7

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                              Y e a r s  e n d e d
                                                              --------------------
                                                             D e c e m b e r   3 1,
                                                             ----------------------
                                                   1 9 9 9          1 9 9 8          1 9 9 7
                                                   -------          -------          -------

Discontinued Operations:
  Loss from Discontinued Operations                      -            (397,018)       (2,615,049)
  Gain on Sale of Discontinued Operations             180,000          180,000               --
                                                   ----------        ---------         ---------

  Income (Loss) from Discontinued Operations          180,000         (217,018)       (2,615,049)
                                                   ----------        ---------         ---------

  Net Income (Loss)                                 1,824,769          196,249        (3,458,725)

  Less Cumulative Preferred Stock Dividends               -             72,600            48,400
                                                   ----------        ---------         ---------

  Net Income (Loss) Applicable to Common Stock    $ 1,824,769       $  123,649       $(3,507,125)
                                                   ==========        =========         =========


Earnings Per Share of Common Stock:
  Basic:
    Income (Loss) from Continuing Operations      $       .56       $      .12       $      (.37)
    Income (Loss) from Discontinued Operations            .06             (.08)            (1.10)
                                                   ----------        ---------         ---------

    Net Income (Loss)                             $       .62       $      .04       $     (1.47)
                                                   ==========        =========         =========

    Weighted Average Number of Shares of
      Common Stock Outstanding                      2,921,254        2,779,655         2,386,953
                                                   ==========        =========         =========

  Diluted:
    Income (Loss) from Continuing Operations      $       .47       $      .12       $      (.37)
    Income (Loss) from Discontinued Operations            .05             (.08)            (1.10)
                                                   ----------        ---------         ---------

    Net Income (Loss)                             $       .52       $      .04       $     (1.47)
                                                   ==========        =========         =========

    Weighted Average Number of Shares of
      Common Stock Outstanding                      3,516,317        2,864,993         2,386,953
                                                   ==========        =========         =========


See Notes to Consolidated Financial Statements.


                                      F - 8

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                          Additional                    Additional
                                           Paid-in                       Paid-in
                            Series D       Capital                       Capital                                        Total
                            --------       -------                       -------                                        -----
                         Preferred Stock  Preferred    Common Stock       Common     Accumulated   Treasury  Shares  Stockholders'
                         ---------------  ---------    ------------       ------     -----------   --------  ------  -------------
                         Shares  Amount    Stock     Shares     Amount    Stock       Deficit       Shares   Cost       Equity
                         ------  ------    -----     ------     ------    -----       -------       ------   ----       ------


Balance -
December 31, 1996        1,210    $ 12   $1,209,509  2,266,068  $22,661 $14,908,649 $(11,725,825)                     $ 4,415,006

Common Stock Issued
as Dividends on                                          4,267       43     108,858     (108,901)                             --
Preferred Stock

Common Stock Issued -
Exercise of Options                                     54,926      549      40,363                                        40,912

Common Stock Issued -
Exercise of Warrants                                   426,071    4,260   1,913,061                                     1,917,321

Cost Associated with
Exercise of Warrants                                                        (74,995)                                      (74,995)

Common Stock Issued -
Johnson Acquisition                                     26,667      267     299,733                                       300,000

Net Loss                                                                              (3,458,725)                      (3,458,725)
                         -----     ----   ---------  ---------   ------  ----------   ---------     -----    ------     ---------

Balance -
December 31, 1997        1,210      12    1,209,509  2,777,999   27,780  17,195,668  (15,293,451)                       3,139,518

Common Stock Issued -
Exercise of Options                                      8,922       89       8,236                                         8,325

Purchase of
Treasury Shares                                                                                     5,333   $(60,000)     (60,000)

Net Income                                                                               196,249                          196,249
                         -----     ----   ---------  ---------   ------  ----------   ----------    -----    -------    ---------

Balance -
December 31, 1998        1,210      12    1,209,509  2,786,921   27,869  17,203,904  (15,097,202)   5,333    (60,000)   3,284,092

Common Stock Issued -
Exercise of Options                                     99,317      993     112,554                                       113,547

Common Stock Issued -
Consultant                                               2,500       25       5,600                                         5,625

Common Stock Issued     (1,210)    (12)  (1,209,509)   100,000    1,000   1,208,521                                           --
for Redemption of
Series D Preferred
Stock

Issuance and
Extension of
Warrants                                                                    127,000                                       127,000

Net Income                                                                             1,824,769                        1,824,769
                         -----     ----   ---------  ---------   ------  ----------   ----------    -----    -------    ---------

December 31, 1999          --       --          --   2,988,738  $29,887 $18,657,579 $(13,272,433)   5,333   $(60,000)  $5,355,033
                         =====     ====   =========  =========   ======  ==========   ==========    =====    =======    =========

See Notes to Consolidated Financial Statements.

                                                       F - 9

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                     Y e a r s  e n d e d
                                                                     --------------------
                                                                    D e c e m b e r   3 1,
                                                                    ----------------------
                                                         1 9 9 9           1 9 9 8           1 9 9 7
                                                         -------           -------           -------
Operating Activities:
  Income (Loss) from Continuing Operations            $ 1,644,769       $    413,267      $  (843,676)
                                                        ---------         ----------        ----------
  Adjustments to Reconcile Income
   (Loss) from Continuing  Operations to Net Cash
    Provided by (Used for) Operating Activities:
    Depreciation and Amortization                         600,907            561,562          600,990
    Financing Costs Related to Issuance
       and Extension of Warrants                          127,000
    Financing Expenses related to the issuance
      of Common Stock                                       5,625
  Cash Used in Discontinued Operations                                      (367,018)      (2,615,049)
  Write Off of Capitalized Software Cost
    and Related Hardware                                                                      553,061
    Equity in Net Loss of Joint Venture                                                       287,131
    Provision for Doubtful Accounts                        84,000             60,000           60,000

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable                              (2,273,709)        (1,477,607)         452,032
      Costs and Estimated Profits in
        Excess of Interim Billings                     (1,353,377)        (2,357,371)         (20,538)
      Other Current Assets                                (57,921)           (25,825)          (1,565)
      Other Assets                                        (61,408)             5,839           11,905

    Increase [Decrease] in:
      Accounts Payable                                    395,754          1,034,641          148,536
      Accrued Expenses                                     64,655            102,773           50,045
      Interim Billings in Excess of
        Costs and Estimated Profits                     1,946,848            852,114         (150,220)
      Due to Related Parties                                                                  (21,245)
      Deferred Revenue                                     40,927            (69,461)          (4,439)
                                                        ---------          ---------        ---------

    Total Adjustments                                    (480,699)        (1,680,353)        (649,356)
                                                        ---------          ---------        ---------

  Net Cash Provided by (Used For)
    Operating Activities                                1,164,070         (1,267,086)      (1,493,032)
                                                        ---------          ---------        ---------

Investing Activities:
  Acquisition of Property and
    Equipment                                            (406,751)          (222,031)        (216,041)
  Software Development Costs                             (208,972)                           (462,000)
  Cash Provided by Discontinued Operations                180,000
  Investment in Joint Venture                                                                (166,585)
                                                        ---------          ---------        ---------

  Net Cash Used For Investing Activities                 (435,723)          (222,031)        (844,626)
                                                        ---------          ---------        ---------

See Notes to Consolidated Financial Statements.

                                     F - 10

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                     Y e a r s  e n d e d
                                                                     --------------------
                                                                    D e c e m b e r   3 1,
                                                                    ----------------------
                                                         1 9 9 9           1 9 9 8           1 9 9 7
                                                         -------           -------           -------
Financing Activities:
  Proceeds from Short-Term Notes                            882,404         704,517            345,146
  Payment of Short-Term Notes                            (1,639,694)
  Proceeds from Capitalized Lease Obligation                 40,000
  Proceeds of loans from Related Parties                                    140,000
  Repayment of loans from related parties                   (84,000)        (56,000)
  Payment of Capitalized Lease Obligations                  (34,304)        (15,658)           (34,063)

  Proceeds from Warrant Exercise                                                             1,917,319
  Proceeds from Stock Option Exercise                       113,547           8,325             40,913
  Purchase of Treasury Shares                                               (25,000)
  Costs associated with issuance of Stock                                                      (74,995)
  Other                                                                      76,643
                                                          ---------        --------          ---------

  Net Cash (Used in)provided by
    Financing Activities                                   (722,047)        832,827          2,194,320
                                                          ---------        --------          ---------

  Net Increase [Decrease] in Cash
    and Cash Equivalents                                      6,300        (656,290)          (143,338)

  Cash and Cash Equivalents -
    Beginning of Year                                       198,689         854,979            998,317
                                                          ---------        --------          ---------

  Cash and Cash Equivalents -
    End of Year                                         $   204,989        $198,689         $  854,979
                                                          =========        ========          =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the years for:
    Interest                                            $   262,884        $353,713         $  352,837
    Income Taxes                                        $    41,478        $ 16,934         $      --



Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Year ended December 31, 1999:

Pursuant to a March 25, 1999 agreement between us, Consolidated Technology Group
Ltd.,  now known as The Sagemark  Companies,  SIS Capital  Corp., a wholly-owned subsidiary of Consolidated, and a group of purchasers, consisting principally of
the  Company's  management  and  directors,   on  April  8,  1999,  Consolidated
transferred  to us the 1,210  shares  of the  Company's  Series D 6%  Redeemable
Preferred  Stock,  including  the  right  to  receive  $145,200  of  accumulated dividends,  and warrants to purchase  shares of our common stock in exchange for which the Company  issued  100,000  shares of common stock to SIS  Capital.  The shares  of  Series  D  Preferred  Stock  and the  annual  dividends  of  $72,600 associated with the Series D Preferred Stock have been cancelled.


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



See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #1
--------------------------------------------------------------------------------

[1] The Company

The Company licenses and installs its proprietary software products, operates an established service bureau and enters into long term maintenance agreements with behavioral health organizations and methadone clinics and other substance abuse facilities throughout the United States.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The financial statements include Netsmart Technologies, Inc. ["Netsmart"], and its wholly-owned subsidiary, Creative Socio-Medics Corp. ["CSM"] as well as PsyMedX, a joint venture which Netsmart owns 80% (collectively referred to as the Company). All intercompany transactions are eliminated in consolidation.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $192,000 and $249,000 at December 31, 1999 and 1998 respectively.

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

The Company's behavioral health information systems are marketed to specialized care facilities, many of which are operated by government entities and include entitlement programs. During the years ended December 31, 1999, 1998 and 1997, approximately 55%, 52% and 35% respectively, of the Company's revenues were generated from contracts with government agencies.

During the year ended December 31, 1999, one customer accounted for approximately $3,835,000 or 18% of revenue. Accounts receivable of approximately $69,000 and costs and estimated profits in excess of billing of $1,805,000 less $170,000 in interim billings in excess of costs and estimated profits were due from this customer at December 31, 1999.

During the year ended December 31, 1998, the same customer accounted for approximately $2,113,000 or 16% of revenue. Accounts receivable of approximately $853,000 and costs and estimated profits in excess of billings of $1,260,000 less $318,000 in interim billings in excess of costs and estimated profits were due from this customer at December 31, 1998. No one customer accounted for more than 10% of revenues in 1997.

The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 1999 and 1998, cash and cash equivalent balances of $90,000 and

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

$150,000 respectively, were held at a financial institution in excess of federally insured limits. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

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

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software net realizable value, any remaining capitalized amounts are written off.

During 1999, the Company established PsyMedX, a joint venture with Pathware Inc. The Company owns 80% of PsyMedX and Pathware, Inc. owns 20%. The agreement focuses on a joint effort to develop and market web portal services and ASP solutions for the behavioral healthcare providers, consumers and managers throughout the United States. As of December 31, 1999, the Company has invested approximately $209,000 in this venture which was expended for software development costs.

Information related to capitalized software costs applicable to continuing operations is as follows:

        Years ended December 31                      1999            1998
        -----------------------                      ----            ----

        Beginning of Year                          $142,450       $183,150
        Capitalized                                 208,972            --
        Amortization                                (40,700)       (40,700)
                                                    -------        -------

          Net                                      $310,722      $ 142,450
          ---                                       =======       ========

Customer Lists - Customer lists represent a listing of customers obtained through the acquisition of CSM to which the Company can market its products. It also represents a listing of customers acquired from Johnson Computing Systems ("Johnson") in 1997. The gross costs of the customer list acquired from Johnson was $255,409. Customer lists are being amortized on the straight-line method over an estimated useful life of 12 years.
Customer lists at December 31, 1999 and 1998 are as follows:

                                                        December 31,
                                                        ------------
                                                   1 9 9 9           1 9 9 8
                                                   -------           -------

Customer Lists                                    $4,106,223       $4,106,223
Less: Accumulated Amortization                     1,707,115        1,372,831
                                                   ---------        ---------

  Net                                             $2,399,108       $2,733,392
  ---                                              =========        =========


The Company has adopted Statement of Financial Accounting Standards (SFAS)
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 established accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

determined that expected future cash flows (undiscounted and without interest charges) exceed the carrying value of the long lived assets at December 31, 1999 and believes that no impairment of these assets has occurred.

Stock Options and Similar Equity Instruments - The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively, "Options") issued to employees, however, the Company continues to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non- employees. Those transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed by dividing income (loss) from continuing operations and net income (loss) after each is adjusted for dividends accrued during the period on the Series D cumulative preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants.

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

All per share information has been retroactively adjusted for the one-for-three reverse stock split which became effective September 1998.

Research and Development - Research and development costs are charged to expense as incurred.

[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $305,226 and $372,797 at December 31, 1999 and 1998 respectively. The changes in the allowance for doubtful accounts are summarized as follows:

                                                    December 31,
                                            -------------------------------
                                            1999          1998         1997
                                            ----          ----         ----

        Beginning Balance                   $ 372,797     $348,029     $288,029
        Provision for Doubtful Accounts        84,000       60,000       60,000
        Charge-offs                          (151,571)     (35,232)
                                             --------      -------      -------

        Ending Balance                      $ 305,226      372,797     $348,029
                                             ========      =======      =======

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[4] Costs and Estimated Profits in Excess of Interim Billings and Interim Billings in Excess of Costs and Estimated Profits

Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

                                                        December 31,
                                                        ------------
                                                    1 9 9 9           1 9 9 8
                                                    -------           -------

Costs Incurred on Uncompleted Contracts           $12,582,652      $ 4,259,190
Estimated Profits                                   7,446,962        4,038,247
                                                   ----------        ---------

Total                                              20,029,614        8,297,437
Billings to Date                                   19,527,389        7,201,741
                                                   ----------        ---------

    Net                                           $   502,225      $ 1,095,696
    ---                                            ==========        =========

Included in the accompanying balance sheet under the following captions:

Costs and estimated profits in
  excess of interim billings                      $ 4,253,072      $ 2,899,695
Interim billings in excess of
  costs and estimated profits                      (3,750,847)      (1,803,999)
                                                   ----------        ---------

    Net                                           $   502,225      $ 1,095,696
    ---                                            ==========        =========



[5] Discontinued Operations

During 1998 the Company discontinued its CarteSmart division which included its interest in a joint venture. On June 30, 1998, the Company sold this division, with an option to purchase the Company's interest in the joint venture if the other party to the venture did not elect to acquire the Company's interest, to Granite Technologies, Inc. ("Granite"), a corporation formed by the former management of the division. Granite issued to the Company its $500,000 promissory note and an equity interest in Granite equal to 20% at the time of transaction. Granite also agreed to pay certain royalties to the Company. The note was subject to cancellation if the other party to the joint venture elected to purchase the Company's interest. As the Company has virtually no influence over the financing and operating policies of Granite, the interest in Granite accounted for using the cost method.

As a result of the discontinuation of the CarteSmart division, the financial statements for the periods being reported have been restated to reflect the net loss from the CarteSmart division as a loss from discontinued operations. The revenues from the discontinued operations amounted to $33,000 and $246,000 in 1998 and 1997 respectively.

In October 1998, the other party to the joint venture exercised their right to purchase the Company's interest in the joint venture for a $500,000 note. The terms of the note require twenty four monthly principal payments of $15,000 each, commencing November 1, 1998 and a $140,000 balloon payment due November 1, 2000. The note also bears interest at 5.66% per annum. The Company valued the note at $180,000 at December 31, 1998 based on managements estimates of future collections on the note. As all payments have been received through February 2000 on a timely basis the company recognized an additional $180,000 of value in 1999.

During the fourth quarter of 1999, the Company was informed that a third party made a $1.2 million investment in Granite. This transaction is not indicative of the value of the Company's investment in Granite. The Company's cost basis of its investment in Granite on its balance sheet is zero.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[6] Property and Equipment

Property and equipment consist of the following:
                                                           December 31,
                                                           ------------
                                                        1 9 9 9      1 9 9 8
                                                        -------      -------

Equipment, Furniture and Fixtures                    $  869,497      $ 672,692
Leasehold Improvements                                  264,153        247,609
                                                      ---------       --------

Totals - At Cost                                      1,133,650        920,301
Less:  Accumulated Depreciation                         598,786        566,265
                                                      ---------       --------

    Net                                              $  534,864      $ 354,036
    ---                                               =========       ========

Depreciation expense amounted to $225,923, $176,578, and $169,558, respectively for the years ended December 31, 1999, 1998 and 1997.


[7] Related Party Transactions

[A] Related Party Administrative Expense - The Company had an agreement with its then principal stockholder, Consolidated Technology Group Ltd. (now known as The Sagemark Companies Ltd.) and its subsidiary The Trinity Group, Inc. ("Trinity") pursuant to which the Company paid Trinity a monthly fee of $15,000 for general business, management and financial consulting services. This agreement was mutually terminated, effective April 1, 1998. Pursuant to this agreement, in 1998, and 1997 the Company charged $45,000, and $180,000 respectively to related party administrative expenses.

[B] Loans by Related Parties - During 1998, certain officers and employees of the Company loaned the Company $140,000 for which the Company issued its 18% installment notes. These loans were repaid in five quarterly installments commencing September 30, 1998 and ending September 30, 1999.

[8] Notes Payable

Asset-Based Lender - In October 1999, the Company entered into a new two year credit facility agreement with a Bank. Under this agreement, the Company can draw up to 80% of eligible accounts receivable up to $3.5 million, on which it pays interest at 2% above the prime rate. The credit facility with the Company's prior lender limited the Company's availability to $2 million at 5% above the prime rate. All of the accounts receivable and property and equipment of the Company and its subsidiary collateralize the note. Borrowings under these facilities were $882,404 and $1,639,694 at December 31, 1999 and 1998, respectively.

The weighted average interest rate on short-term borrowings outstanding as of December 31, 1999 and 1998 amounted to approximately 16% and 19% respectively.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[9] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

At December 31, 1999, the Company has net operating loss carryforwards of $9,424,000 expiring by 2012. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of this net operating loss carryforward is limited to $1,360,000 per year.

The expiration dates of net operating loss carryforwards are as follows:

December 31,                                   Amount
------------                                   ------

    2010                                      3,233,000
    2011                                      2,930,000
    2012                                      3,261,000
                                              ---------
                                             $9,424,000
                                              =========

The Deferred Tax Asset consists primarily of the following:

  Benefit of federal and state net operating loss carryforwards     $ 3,770,000
  Benefit of stock based compensation awards                          1,400,000
  Less: Valuation Allowance                                          (5,170,000)
                                                                      ---------

 Net Deferred Tax Asset                                             $       --
-----------------------                                               =========

The Company has provided a valuation allowance for the full amount of the deferred tax asset of approximately $5,170,000 as its future utilization is uncertain. The Valuation Allowance decreased by $730,000 in 1999 and increased by $300,000 and $900,000 in 1998 and 1997 respectively.

The provision for income taxes varies from the amount computed by applying statutory rates for the reasons summarized below:
                                               1999          1998         1997
                                               ----          ----         ----
Provision Based on Statutory Rates              34%          34%          (34)%
State Taxes Net of Federal Benefit               6%           6%           (6)%
(Decrease) Increase in Valuation Allowance     (40)%        (40)%          40%
                                               ----         ----          ----

  Total                                         -- %         -- %          -- %
                                               ====         ====          ====


[10] Capital Stock

At the close of business on September 14, 1998, a one-for-three reverse split of the common stock became effective. All common stock and per shares of common stock data in the financial statements and notes have been adjusted to reflect this reverse split.

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

action, in one or more distinct series. The Board of Directors is authorized to determine the rights and preferences of the preferred stock. The Board of Directors has authorized the issuance of Series A, Series B and Series D preferred Stock. No shares of any series of preferred stock were outstanding on December 31, 1999.

Pursuant to a March 25, 1999, agreement between the Company, Consolidated Technology Group Ltd. and a group of purchasers, consisting principally of the Company's management and directors, on April 8, 1999, Consolidated transferred to the Company the 1,210 shares of the Company's Series D 6% Redeemable Preferred Stock, including the right to receive $145,200 of accumulated dividends for which the Company issued 100,000 shares of common stock to Consolidated. The shares of Series D Preferred Stock have been cancelled as well as the annual dividends of $72,600 associated with the Series D Preferred Stock.

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

During a 90 day period in 1997, the terms of the Series A Warrants were amended to reduce the exercise price. During such period, the Company received net proceeds of approximately $1.8 million from the issuance of an aggregate of 426,071 shares of common stock upon exercise of Series A Warrants.

In August 1996, holders of Series B Common Stock Purchase Warrants ("Series B Warrants") to purchase an aggregate of 266,666 shares of Common Stock at $6.00 per share exercised such warrants. The Company received $1.6 million from the sale of such shares. See Note 14 for information relating to the issuance of the Series B Warrants.

Treasury Stock - In 1998, pursuant to the Johnson Computing Systems agreement, the Company purchased from Johnson Computing Systems 5,333 shares of Common Stock for $60,000. The shares are treated as treasury shares.

Stock Options - See Note 14 for information relating to the Company's 1993 and 1998 Long-Term Incentive Plans.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[11] Capitalized Lease Obligations

Future minimum payments under capitalized lease obligations as of December 31, 1999 are as follows:

Year ending
-----------
December 31,
------------
      2000                                  $ 35,862
      2001                                    35,862
      2002                                    27,515
      2003                                    10,822
                                             -------

    Total Minimum Payments                   110,061
    Less Amount Representing Interest at
       12.6% to 13.8% Per annum               20,049
                                             -------

    Balance                                 $ 90,012
    -------                                  =======

Capitalized lease obligations are collateralized by equipment which has a net book value of $97,000 and $82,000 at December 31, 1999 and 1998, respectively. Amortization of approximately $19,329, $10,200 and $10,200 in 1999, 1998 and 1997, respectively, has been included in depreciation expense.


[12] Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, note receivable, accounts payable and debt maturing within one year approximated fair value for these instruments because of their short maturities.

[13] Commitments and Contingencies

The Company leases space for its executive offices and facilities under noncancellable operating leases expiring December 31, 2003.

Minimum annual rentals under noncancellable operating leases (net of a sublease to Granite in the amount of $21,000 per year through 2002) having terms of more than one year are as follows:

Years ending
------------
December 31,
------------
   2000                                      $  389,000
   2001                                         317,000
   2002                                         329,000
   2003                                         342,000
                                              ---------

    Total                                    $1,377,000
    -----                                     =========

Rent expense amounted to $388,000, $349,000 and $341,000 respectively, for the years ended December 31, 1999, 1998 and 1997.

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[13] Commitments and Contingencies - [Continued]

provide that the executives are eligible to participate in a bonus pool to be determined annually by the Compensation Committee. Bonuses awarded to these executives aggregating $343,000 are included in accrued expenses at December 31, 1999. The agreements also provide each of the executives with an automobile allowance. In the event the executive's dismissal or resignation or a material change in his duties or in the event of a termination of employment by the executive or the Company as a result of a change of control, the executive may receive severance payments of between 24 and 36 months' compensation.


[14] Stock-Based Compensation

Long Term Incentive Plans - The Company has three long-term incentive plans, the 1993 Long- Term Incentive Plan (the "1993 Plan"), as amended, the 1998 Long-Term Incentive Plan (the "1998 Plan"), as amended, and the 1999 Long-Term Incentive Plan (the "1999 Plan"). The 1999 plan was approved by the Board of Directors in November 1999, covers 150,000 shares of common stock and is subject to stockholder approval. No options have been granted under the 1999 Plan. The Company may issue 170,333 and 780,000 shares of Common Stock pursuant to the 1993 Plan and 1998 Plan, respectively.

Officers and other key employees, consultants and directors (other than non-employee directors) are eligible to receive options or other equity-based incentives under the Plans. The 1993 Plan, the 1998 Plan and the 1999 Plan (collectively, the "Plans") are administered by the Compensation Committee of the board of directors.

The 1998 Plan provides that each non-employee director automatically receives a nonqualified stock option to purchase 5,000 shares of Common Stock on April 1 of each year. However, if there are not sufficient shares available under the 1998 Plan, the non-employee director will receive a lesser number of shares. The 1998 Plan also provided for the grant on June 30, 1998, to each non- employee director, other than the chairman of the board, of a non-qualified stock option to purchase 10,000 shares of Common Stock, and to the chairman of the board, a non-qualified stock option to purchase 35,000 shares of Common Stock.

In November 1998, the Committee reduced the exercise price of outstanding options to purchase an aggregate of 43,167 shares of Common Stock, from $4.50 per share to $1.50 per share, which was in excess of the market price on the date the Committee approved the reduction in the exercise price, and accordingly did not result in any compensation charge.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

A summary of the activity under the Company's stock option plans is as follows:

                                          1999                     1998                   1997
                                   --------------------    ---------------------   ---------------------
                                               Weighted                 Weighted                Weighted
                                               --------                 --------                --------
                                               Average                  Average                 Average
                                               -------                  -------                 -------
                                               Exercise                 Exercise                Exercise
                                               --------                 --------                --------
                                   Shares       Price      Shares        Price     Shares        Price
                                   ------       -----      ------        -----     ------        -----
Outstanding - Beginning of
  Year                            882,358       $1.172     148,780      $3.244    203,706        $2.57
Granted During the Year               --           --      823,167(a)    1.18         --           --
Canceled During the Year              --           --      (80,667)(a)   9.60         --           --
Expired During the Years              --           --          --         --          --           --
Exercised During the Year         (99,317)      $1.143      (8,922)       .723    (54,926)        .745
                                  -------        -----     -------       -----     ------         ----

   Outstanding - End of Year      783,041       $1.176     882,358      $1.172    148,780        $3.244
                                  =======        =====     =======       =====    =======         =====

   Exercisable - End of Year      783,041       $1.176     242,358      $1.338    108,447        $2.492
                                  =======        =====     =======       =====    =======         =====

(a) Includes under "Granted During the Year" 43,167 shares granted upon cancellation of an equal number of shares having an exercise price of $4.50 per share, and under "Cancelled During the Year" the cancellation of options to purchase 43,167 shares.

The following table summarizes stock option information as of December 31, 1999:

                                            Options Outstanding
                                            -------------------
                                                  Weighted
                                                  --------
                                             Average Remaining         Options
                                             -----------------         -------
Exercise Prices      Number Outstanding       Contractual Life       Exercisable
---------------      ------------------       ----------------       -----------

$1.035                      8,208                .9 Years                8,208
$1.50                      32,333               1.3 Years               32,333
$1.50                     242,500               3.4 Years              242,500
$1.00                     500,000               3.8 Years              500,000
                          -------               ---------              -------

   Totals                 783,041               3.6 Years              783,041
                          =======               =========              =======



Warrants  Issued as Compensation - In February 1996, the Company issued Series B
Common Stock Purchase Warrants to purchase  1,051,250 shares of common stock, of which warrants to purchase  838,750  shares were  exercisable at $6.00 per share
and  warrants  to  purchase   212,500  are  exercisable  at  $15.00  per  share,
subsequently  adjusted  to  $12,  see  below.  These  warrants  were  issued  in connection with services rendered,  which, in the case of SIS Capital,  included the guarantee of certain notes payable.  Certain of the warrants initially had a
November 1998 expiration  date,  which was extended to December 31, 1999,  which was the expiration  date of all of the warrants.  In December 1999 the remaining
$6 and $12 warrants totaling 287,500 and 448,544, respectively, were extended to
February  29,  2000.  The Company  recognized  a financing  cost of $81,000 with respect to this  extension.  In  February  2000,  these  warrants  were  further extended  to April 30,  2000,  which will  result in a charge of $125,000 in the first quarter of 2000.

                                     F - 23

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

In 1996 the Company issued 215,625 Series A Common Stock Purchase Warrants as a part of its initial public offering of its securities. These warrants were exercisable for the two year period commencing August 13, 1997 at a price of $13.50 per share. In addition, the Company issued 83,333 Series A Common Stock Purchase Warrants to various investors. These warrants have the same terms as the warrants issued to the general public. During 1997, 213,036 of these warrants were exercised. The remainder expired in August 1999.

During 1997, the Company issued Series C Common stock warrants to purchase 23,333 shares of common stock for consulting services in connection with the issuance of a research report on behalf of the Company. These warrants were valued at $.90 per warrant which represented the fair value of the services performed by the recipient. These warrants have an exercise price of $15.00 which was the market value of the stock at the time of issuance and expired on December 31, 1999.

During 1999, the Company issued warrants to purchase 45,000 shares in connection with a financial advisory agreement whereby the Company will pay consulting fees in addition to the issuance of the warrants. These warrants were valued at $.58 per warrant, which represented the cost of the services based upon the contractual agreement. These warrants have an exercise price of $5.45, which represented a 15% premium over the market value of the stock at the time of issuance and will expire in October 2004.

During 1999, the Company issued 9,000 warrants for services rendered. These warrants were valued at $2.20 per warrant based upon the Black-Scholes calculation. These warrants have an exercise price of $4.20 per warrant, which was the market value of the stock at the time of issuance and will expire in October 2004.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

A summary of warrant activity is as follows:

                                              1999                      1998                     1997
                                     ----------------------    ----------------------    ----------------------
                                                   Weighted                  Weighted                 Weighted
                                                   --------                  --------                 --------
                                                    Average                   Average                  Average
                                                    -------                   -------                  -------
                                                   Exercise                  Exercise                 Exercise
                                                   --------                  --------                 --------
                                     Shares         Price      Shares         Price      Shares        Price
                                     ------         -----      ------         -----      ------        -----

Outstanding - Beginning
  of Year                          1,033,632       $10.49    1,033,632        $10.49   1,223,335      $10.93
Granted, Sold or Extended
  During the Year                    790,044         9.36          --            --       23,333       15.00
Canceled During the Year            (188,333)       11.84          --            --          --          --
Expired During the Year             (845,299)       10.20          --            --          --          --
Exercised During the Year                --           --           --            --     (213,036)      13.50
                                   ---------        -----    ---------         -----   ---------       -----


   Outstanding - End of Year         790,044       $ 9.35    1,033,632        $10.49   1,033,632      $10.49
                                   =========        =====    =========         =====   =========       =====


   Exercisable - End of Year         790,044       $ 9.35    1,033,632        $10.49   1,033,632      $10.49
                                   =========        =====    =========         =====   =========       =====



The following table summarizes warrant information as of December 31, 1999:

                                                            Weighted
                                                            --------
                                                       Average Remaining
                                                       -----------------
Exercise Prices                  Shares                  Contractual Life
---------------                  ------                ------------------
$ 6.00                           287,500                      .3 Year
$12.00                           448,544                      .3 Year
$ 5.45                            45,000                     4.7 Years
$ 4.20                             9,000                     4.7 Years
                                 -------                     ---------

   Total                         790,044                      .6 Years
                                 =======                     =========


                                     F - 25

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock options plans. There was no compensation cost recognized in income for stock based employee compensation awards for 1999, 1998 and 1997.

If the Company had accounted for the issuance of all options and compensation-based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded additional compensation expense totaling $609,372 for the year ended December 31, 1998 and the Company's net loss and net loss per share would have been as follows:

                                                      Year  ended
                                                      -----------
                                                     December 31,
                                                     ------------
                                                         1998
                                                         ----

Net Income as Reported                                 $ 196,249
                                                       =========

Pro Forma Net Loss                                     $(413,123)
                                                       =========

Net Income Attributable to Common Stock                $ 123,649
                                                       =========

Pro-Forma Net Income Attributable to Common Stock      $(485,723)
                                                       =========

Net Income (Loss) Per Share as Reported                $     .04
                                                       =========

Pro Forma Net Loss Per Share                           $    (.17)
                                                       =========

There were no options or compensation based warrants issued in 1999 or 1997 which were accounted for under APB No. 25. The fair value of options and warrants at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                         1998
                                                         ----
Expected Life (Years)                                      5
Interest Rate                                           4.87%
Annual Rate of Dividends                                   0%
Volatility                                                70%

The weighted average fair value of options and warrants at date of grant using the fair value based method during 1998 is estimated at $.74.


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

                                                               Y e a r s   e n d e d
                                                               ---------------------
                                                               D e c e m b e r  31,
                                                               --------------------
                                                       1 9 9 9           1 9 9 8         1 9 9 7
                                                       -------           -------         -------
Revenues:
---------
      Software and Related Systems and Services     $19,343,472       $11,000,795       $ 5,400,245
      Data Center Services                            1,908,158         2,164,472         2,235,209
                                                     ----------        ----------        ----------

      Total Revenues                                $21,251,630       $13,165,267       $  7,635,454
      --------------                                 ==========        ==========         ==========

Gross Profit:
-------------
      Software and Related Systems and Services     $ 6,574,753       $ 4,050,334       $  1,978,190
      Data Center Services                              800,587         1,033,394            769,102
                                                     ----------        ----------         ----------

      Total Gross Profit                            $ 7,375,340       $ 5,083,728       $  2,747,292
      ------------------                             ==========        ==========         ==========

Income [Loss] From Operations:
------------------------------
      Software and Related Systems and Services     $ 1,494,381       $   342,501       $   (448,801)
      Data Center Services                              400,623           416,880            (86,706)
                                                     ----------        ----------         ----------

      Total Income [Loss] From Operations           $ 1,895,004       $   759,381       $   (535,507)
      -----------------------------------            ==========        ==========         ==========

Depreciation and Amortization:
------------------------------
      Software and Related Systems and Services     $   356,191       $   468,840       $    477,953
      Data Center Services                              244,716            92,722            123,037
                                                     ----------        ----------         ----------

      Total Depreciation and Amortization           $   600,907       $   561,562       $    600,990
      -----------------------------------            ==========        ==========         ==========

Interest Expense:
-----------------
      Software and related systems and services     $   227,767       $   289,210       $    220,774
      Data Center Services                               22,468            56,904             87,395
                                                     ----------        ----------         ----------

      Total Interest Expense                        $   250,235       $   346,114       $    308,169
                                                     ==========        ==========         ==========

Capital Expenditures:
---------------------
      Software and Related Systems and Services     $   595,747       $   188,570       $    636,174
      Data Center Services                               19,976            33,461             41,867
                                                     ----------        ----------         ----------

      Total Capital Expenditures                    $   615,723       $   222,031       $    678,041
      --------------------------                     ==========        ==========         ==========

Identifiable Assets:
--------------------
      Software and Related Systems and Services     $11,757,183       $ 7,740,018       $  4,452,999
      Data Center Services                            2,215,294         2,548,928          2,886,804
                                                     ----------        ----------         ----------

      Total Identifiable Assets                     $13,972,477       $10,288,946       $  7,339,803
      -------------------------                      ==========        ==========         ==========

                                     F - 27

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
--------------------------------------------------------------------------------

[16] Subsequent Event

In January 2000, the Company acquired the Connex suite of managed care and employee assistance program (EAP) information systems from Behavioral Health Partners, Inc. (BHPI). The acquisition price consisted of approximately $80,000 in cash and 15,528 shares of Netsmart's common stock valued at $100,000. The purchase price was allocated to computer software in the amount of $180,000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   NETSMART TECHNOLOGIES, INC.

Date: March 29, 2000                                /s/ James L. Conway
                                                    -------------------
                                                    James L. Conway, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Edward D. Bright, James L. Conway and Anthony F. Grisanti or any of them acting in the absence of the others, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments (including post- effective amendments) to this registration statement, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature                                Title                     Date
---------                                -----                     ----

/s/ James L. Conway             President, Chief Executive       March 29, 2000
-------------------------       Officer and Director (Principal
James L. Conway                 Executive Officer)


/s/ Anthony F. Grisanti         Chief Financial Officer          March 29, 2000
-------------------------       (Principal Financial and
Anthony F. Grisanti             Accounting Officer)


/s/ Edward D. Bright            Director                         March 29, 2000
-------------------------
Edward D. Bright


/s/ John F. Phillips            Director                         March 29, 2000
-------------------------
John F. Phillips


/s/ Gerald Koop                 Director                         March 29, 2000
-------------------------
Gerald Koop

/s/ Joseph Sicinski             Director                         March 29, 2000
-------------------------
Joseph Sicinski

                           Netsmart Technologies, Inc.
                                Index to Exhibits
                                December 31, 1999


a)  Exhibits

3.1(1)  Restated   Certificate   of   Incorporation,   as   amended,   including
        certificates of designation with respect to the Series A, B and D Preferred Stock.
3.2(1)  By-Laws
10.1 Employment Agreement dated July 1, 1998, between the Registrant and James L. Conway.
10.2    Employment Agreement dated July 1, 1998, between the Registrant and
        John F. Phillips.
10.3 Employment Agreement dated July 1, 1998, between the Registrant and Gerald O. Koop.
10.4 Employment Agreement dated July 1, 1998, between the Registrant and Anthony F. Grisanti.
10.5(1) 1993 Long-Term Incentive Plan.
10.6(2) 1998 Long-Term Incentive Plan.
10.7    1999 Long-Term Incentive Plan
10.8    1999 Employee Stock Purchase Plan
10.9 Agreement dated August 26, 1999, between the Registrant and Silicon Valley Bank.
11.1    Computation of loss per share.
21.1    Subsidiaries of the Registrant.
24.1    Consent of Moore Stephens, P.C.
25.1    Powers of attorney (See Signature Page)
27.1    Financial data schedule.

----------
(1) Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.

(2) Filed as an appendix the Registrant's proxy statement dated September 30, 1999, relating to its 1999 Annual Meeting of Stockholders and incorporated herein by reference.