Form 10-K/A
period 1999-12-31
NETSMART TECHNOLOGIES INC
filed 2000-05-01
CIK 1011028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------


                                   FORM 10-K/A

                                 Amendment No. 1

                      For the Year Ended December 31, 1999


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

                                    Part III

Item 10.       Directors and Executive Officers of the Registrant

     The directors and executive officers of the Registrant are as follows:


Name                            Age      Position
----                            ---      --------
James L. Conway                 52       President, chief executive officer and
                                         director
Edward D. Bright(1)             68       Chairman of the board and director
Anthony F. Grisanti             51       Chief financial officer, treasurer and
                                         secretary
John F. Phillips                59       Vice president--marketing and director
Gerald O. Koop                  61       Chief executive officer of Creative
                                         Socio-Medics Corp. and director
Joseph G. Sicinski(1)           68       Director

----------
(1)     Member of the audit and compensation committees.

        Mr. James L. Conway has been our president and a director since January 1996 and our chief executive officer since April 1998. From 1993 until April 1998, he was president of S-Tech, a manufacturer of specialty vending equipment for postal, telecommunication and other industries, which, until April 1998, was a wholly-owned subsidiary of Consolidated Technology Group Ltd., now known as The Sagemark Companies Ltd. Mr. Conway is also a director of Trans Global Services, Inc., which provides technical temporary staffing services.

        Mr. Edward D. Bright has been our chairman of the board and a director since April 1998. In April 1998, Mr. Bright was also elected as chairman, secretary, treasurer and a director of Consolidated Technology. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to Creative Socio-Medics Corp., our subsidiary which was acquired in June 1994. From June 1994 until January 1996, he was our chief executive officer. For more than two years prior thereto, he was a senior executive officer of Creative Socio-Medics and its former parent. Mr. Bright is also a director of Trans Global.

        Mr. Anthony F. Grisanti has been our treasurer since June 1994, our secretary since February 1995 and our chief financial officer since January 1996. He was chief financial officer of Creative Socio-Medics and its former parent more than five years prior thereto.

        Mr. John F. Phillips has been a director and vice president of our subsidiary, Creative Socio-Medics, since June 1994, and our vice president-marketing since 1996. He also served as our vice president -- marketing from June 1994 to January 1996. From January 1993 until June 1994, he was chairman of the board of Creative Socio-Medics and its former parent.

        Mr. Gerald O. Koop has been a director since June 1998. He has held management positions with Creative Socio-Medica for more than the past five years, most recently as its chief executive officer, a position he has held since 1996.

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

Item 11.  Executive Compensation

        Set forth below is information with respect to compensation paid or accrued by the Company for 1999, 1998 and 1997 to its chief executive officer and to each other officer whose salary and bonus for 1999 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                            Annual               Long-Term
                                            ------               ---------
                                          Compensation           Compensation
                                          ------------           ------------
                                                                 (Awards)
                                                                 --------
                                                                 Options, SARs
                                                                 -------------
Name and Principal Position     Year     Salary     Bonus(1)       (Number)(2)
---------------------------     ----     ------     ------       -------------
James L. Conway, CEO and        1999     $160,000    $107,000             --
president                       1998      161,563      27,000         90,000
                                1997      125,000          --         89,582
Gerald O. Koop, chief           1999      140,000     172,169             --
executive officer of Creative   1998       92,700     126,305         80,000
Socio-Medics Corp.              1997       90,000     158,094             --
John F. Phillips, vice          1999      140,000      64,000             --
president - marketing           1998      112,800      70,540         80,000
                                1997      109,500      89,657             --
Anthony F. Grisanti, chief      1999      120,000     100,000             --
financial officer               1998       91,240      56,967         80,000
                                1997       87,600      73,888             --

----------
        The bonus for Mr. Koop includes accrued commissions of $100,169. These commissions will be paid in installments through 2002.

        In July 1998, we entered into five-year employment agreements with Messrs. James L. Conway, John F. Phillips, Gerald O. Koop and Anthony F. Grisanti. Pursuant to these agreements, these officers receive the following base salaries: Mr. Conway - $160,000, Mr. Phillips - $140,000, Mr. Koop - $140,000, and Mr. Grisanti - $120,000. The agreements provide for an annual cost of living adjustment. The agreements provide that the executives are eligible to participate in a bonus pool to be determined annually by the Compensation Committee. The agreements also provide each of these officers with a $1,000 per month automobile allowance. In the event of the officer's dismissal or resignation or a material change in his duties or in the event of a termination of employment by the executive or by us as a result of a change of control, the officer may receive severance payments of between 24 and 36 months' compensation. A month's compensation means the then current monthly salary plus one-twelfth of the bonus for the prior year.

        No options were granted during 1999 to any of our officers named in the Summary Compensation Table.


 Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value


                                                   Number of
                                                   Securities           Value of
                                                   Underlying           Unexercised In-
                                                   Unexercised          the-Money
                                                   Options at Fiscal    Options at Fiscal
                                                   Year End             Year End
                         Shares
                         Acquired        Value     Exercisable/         Exercisable/
        Name             Upon Exercise  Realized   Unexercisable        Unexercisable
        ----             -------------  --------   -------------        -------------
James L. Conway              20,000     $38,750      145,249/--          $376,375/--
Gerald O. Koop                  --          --        87,984/--           454,845/--
John F. Phillips             12,922      33,622       89,000/--           458,875/--
Anthony F. Grisanti          10,821      28,609       85,000/--           439,375/--

----------
        The number of shares of Common Stock subject to options  includes shares of common stock issuable upon exercise of warrants.

        The determination of "in the money" options at December 31, 1999, is based on the closing price of the common stock on the Nasdaq SmallCap Market on December 31, 1999, which was $6.375.

        Information  with respect to Mr.  Conway  includes  warrants to purchase
23,916 shares of common stock held by Mr. Conway's wife, as to which he disclaims beneficial ownership.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

        Set forth below is information as of April 28, 1999, as to each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our Common Stock, each director, each officer listed in the Summary Compensation Table and all officers and directors as a group.

                                                          Percent of Outstanding
Name and Address(1)                         Shares        Common Stock
----------------                            ------        ------------
John F. Phillips                            198,922            5.5%
146 Nassau Avenue
Islip, NY 11751
Edward D. Bright                            191,422            5.3%
146 Nassau Avenue
Islip, NY 11751
Gerald O. Koop                              152,823            4.2%
James L. Conway                             152,583            4.3%
Anthony F. Grisanti                          75,421            2.1%
Joseph G. Sicinski                           32,000             *
All directors and officers as a group                          %
(seven individuals)

----------
*       Less than 1%.

        Unless otherwise indicated, each person has the sole voting and sole investment power and direct beneficial ownership of the shares. Each person is deemed to beneficially own shares of common stock

                                      - 4 -

issuable upon exercise of options or warrants which are exercisable on or within 60 days after the date as of which the information is provided.

        The number of shares owned by our directors and officers shown in the table includes shares of common stock which are issuable upon exercise of options and warrants that are exercisable at April 28, 2000 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options for each of our directors and the officers named in the summary compensation table.


Name                                       Number
----                                       ------
James L. Conway                            48,250
John F. Phillips                           89,000
Edward D. Bright                           67,500
Gerald O. Koop                             87,984
Anthony F. Grisanti                         5,052
Joseph G. Sicinski                             --
All officers and directors as a group     297,786

        Mr. Conway's options and warrants include shares of common stock issuable upon exercise of warrants and shares of common stock issuable upon exercise of warrants held by his wife, as to which he disclaims beneficial ownership. All other officers and directors only hold options.

Item 13.       Certain Relationships and Related Transactions

        In March 1999, we and members of our management, together with other employees and non- affiliated investors, entered into an agreement with Consolidated Technology, its subsidiary, SIS Capital Corp. and Mr. Anthony Grisanti, as agent, pursuant to which:

* The purchasers bought an aggregate of 585,750 shares of our common stock from SIS Capital for $2.015 per share in April 1999.

* The purchasers have the right to buy up to 206,874 additional shares of the our common stock from SIS Capital at the same purchase price per share.

* Consolidated Technology transferred to us shares of our preferred stock (including the right to receive dividends thereon) and warrants to purchase shares of our common stock, for which we issued 100,000 shares of common stock to Consolidated Technology in April 1999.

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


                                              NETSMART TECHNOLOGIES, INC.


Dated: May 1, 2000                            By /s/James L. Conway
                                              -------------------------
                                              James L. Conway, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                    Title                                 Date
   ---------                    -----                                 ----

/s/James L. Conway           President, Chief Executive           May 1, 2000
-----------------------      Officer and Director (Principal
James L. Conway              Executive Officer)


/s/Anthony F. Grisanti       Chief Financial Officer              May 1, 2000
-----------------------      (Principal Financial and
Anthony F. Grisanti          Accounting Officer)

                                                      By /s/James L. Conway
Edward D. Bright             Director                    ------------------
                                                          James L. Conway
                                                          Attorney-in-Fact
                                                          May 1, 2000

/s/John F. Phillips          Director                             May 1, 2000
------------------------
John F. Phillips


/s/Gerald O. Koop            Director                             May 1, 2000
------------------------
Gerald O. Koop


                             Director
Joseph G. Sicinski