Form 10-Q
period 2000-03-31
NETSMART TECHNOLOGIES INC
filed 2000-05-11
CIK 1011028

NETSMART TECHNOLOGIES, INC.
                                146 NASSAU AVENUE
                              ISLIP, NEW YORK 11751


May 10, 2000

Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Netsmart Technologies, Inc. (the "Company") is the Company's Quarterly Report on Form 10- Q for the first quarter ended March 31, 2000.

This filing is being effected by direct transmission to the Commission's EDGAR system.

Very truly yours,



Anthony F. Grisanti
Chief Financial Officer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000
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

Yes_X_        No__


Number of shares of common stock outstanding as of May 3, 2000:      3,511,286

Netsmart Technologies, Inc. and Subsidiaries

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                      Page
                                                                    ----

Consolidated Balance Sheets - March 31, 2000 (Unaudited)
and December 31, 1999                                                1-2

Consolidated Statements of Income - (Unaudited)
Three Months Ended March 31, 2000 and March 31, 1999                  3

Consolidated Statements of Cash Flows - (Unaudited)
Three Months Ended March 31, 2000 and March 31, 1999                 4-5

Consolidated Statement of Stockholders' Equity - (Unaudited)
Three Months Ended March 31, 2000                                    6-7

Notes to Consolidated Financial Statements                            8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                        9-11

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                  March 31,        December 31,
                                                    2000               1999
                                                (Unaudited)        -----------
                                                 ---------

Assets:
Current Assets:
        Cash and Cash Equivalents                 $   216,448      $   204,989
        Accounts Receivable - Net                   6,696,194        5,789,734
        Costs and Estimated Profits in Excess
          of Interim Billings                       4,434,876        4,253,072
        Note Receivable                               105,000          150,000
        Other Current Assets                          291,123          167,516
                                                   ----------       ----------

        Total Current Assets                       11,743,641       10,565,311
                                                   ----------       ----------

Property and Equipment - Net                          528,185          534,864
                                                   ----------       ----------

Other Assets:
        Software Development Costs - Net              612,886          310,722
        Customer Lists - Net                        2,315,789        2,399,108
        Other Assets                                   96,165          162,472
                                                   ----------       ----------

        Total Other Assets                          3,024,840        2,872,302
                                                   ----------       ----------

        Total Assets                              $15,296,666      $13,972,477
                                                   ==========       ==========


See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                  March 31,        December 31,
                                                    2000               1999
                                                 (Unaudited)       -----------
                                                  ---------

Liabilities and Stockholders' Equity:
Current Liabilities:
        Notes Payable                            $   235,132       $   882,404
        Capitalized Lease Obligations                 26,250            25,385
        Accounts Payable                           2,496,558         2,562,087
        Accrued Expenses                           1,488,485         1,243,548
        Interim Billings in Excess of Costs
          and Estimated Profits                    3,789,261         3,750,847
        Deferred Revenue                              78,306            88,546
                                                  ----------        ----------

Total Current Liabilities                          8,113,992         8,552,817
                                                  ----------        ----------

Capitalized Lease Obligations                         57,731            64,627
                                                  ----------        ----------

Commitments and Contingencies

Stockholders' Equity:
        Common Stock - $.01 Par Value;
        Authorized 15,000,000 Shares;
        Issued 3,282,218 Shares at
        March 31, 2000, 2,988,738 Shares
        at December 31, 1999                          32,822            29,887

        Additional Paid-in Capital -
          Common Stock                            19,987,754        18,657,579

        Accumulated Deficit                      (12,835,633)      (13,272,433)
                                                  ----------        ----------
                                                   7,184,943         5,415,033

        Less cost of 5,333 shares of
          Common Stock held in Treasury               60,000            60,000
                                                  ----------        ----------

        Total Stockholders' Equity                 7,124,943         5,355,033
                                                  ----------        ----------

        Total Liabilities and Stockholders'
          Equity                                 $15,296,666       $13,972,477
                                                  ==========        ==========



See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------
                                                     Three months ended
                                                          March 31,
                                                     ------------------
                                                    2000              1999
                                                    ----              ----
Revenues:
 Software and Related
  Systems and Services:
  General                                         $ 4,323,930     $ 4,110,698
  Maintenance Contract
    Services                                          767,258         598,731
                                                    ---------       ---------
  Total Software and Related
    Systems and Services                            5,091,188       4,709,429

Data Center Services                                  510,175         525,354
                                                    ---------       ---------

Total Revenues                                      5,601,363       5,234,783
                                                    ---------       ---------

Cost of Revenues:
 Software and Related
  Systems and Services:
  General                                           2,754,226       2,740,485
  Maintenance Contract
   Services                                           520,343         397,883
                                                    ---------       ---------

  Total Software and Related
   Systems and Services                             3,274,569        3,138,368

 Data Center Services                                 242,070          308,798
                                                    ---------       ----------

 Total Cost of Revenues                             3,516,639        3,447,166
                                                    ---------       ----------

Gross Profit                                        2,084,724        1,787,617

Selling, General and
 Administrative Expenses                            1,087,491        1,177,743


Cost of Warrants Issuance and Extension               181,000

Research and Development                              321,956          202,196
                                                    ---------       ----------

Income before Interest Expense                        494,277          407,678

Interest Expense                                       57,477           80,577
                                                    ---------       ----------

Net Income                                        $   436,800     $    327,101
                                                    =========       ==========

Earnings Per Share of Common Stock:
 Basic:
  Net Income                                      $       .14     $        .11
                                                    =========       ==========

  Weighted Average Number of Shares of
   Common Stock Outstanding                         3,088,632        2,844,587
                                                    =========       ==========

 Diluted:
  Net Income                                      $       .12     $        .11
                                                    =========       ==========

  Weighted Average Number of Shares of
   Common Stock Outstanding                         3,705,964        3,024,454
                                                    =========       ==========

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                     Three months ended
                                                          March 31,
                                                     ------------------
                                                    2000              1999
                                                    ----              ----
Operating Activities:
 Net Income                                       $ 436,800        $ 327,101
                                                   --------         --------

 Adjustments to Reconcile Net Income
 to Net Cash [Used for] Provided by
 Operating Activities:
  Depreciation and Amortization                     159,919          136,496
  Financing Costs Related to Issuance
   and Extension of Warrants                        181,000              --

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
   Accounts Receivable                             (906,460)        (583,714)
   Costs and Estimated Profits in
    Excess of Interim Billings                     (181,804)         693,712
   Other Current Assets                             (78,607)         (44,346)
   Other Assets                                      66,307            2,399

  Increase [Decrease] in
   Accounts Payable                                 (65,529)         148,027
   Accrued Expenses                                 244,937          231,271
   Interim Billings in Excess of
    Costs and Estimated Profits                      38,414         (153,430)
  Deferred Revenue                                  (10,240)         (18,937)
                                                   --------         --------

  Total Adjustments                                (552,063)         411,478
                                                   --------         --------

  Net Cash - Operating Activities                  (115,263)         738,579
                                                   --------         --------

Investing Activities:
 Acquisition of Property and Equipment              (50,746)         (78,051)

Software Development Costs                         (221,339)             --
                                                   --------         --------

Net Cash - Investing Activities                    (272,085)         (78,051)
                                                   --------         --------


See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                     Three months ended
                                                          March 31,
                                                     ------------------
                                                    2000              1999
                                                    ----              ----
Financing Activities:
 Proceeds (payments) on
  Short term notes                             $ (647,272)       $ (834,864)
 Payment of Capitalized Lease Obligations          (6,031)          (16,085)
 Repayment of Loans from Related Parties                            (32,000)
 Proceeds from Capitalized Lease Obligation                          40,000
 Proceeds from Warrant Exercise                   906,306               --
 Proceeds from Stock Options Exercised            145,804           106,179
                                                ---------         ---------

Net Cash - Financing Activities                   398,807          (736,770)
                                                ---------         ---------

Net [Decrease] in Cash                             11,459           (76,242)

Cash - Beginning of Periods                       204,989           198,689
                                                ---------         ---------

Cash - End of Periods                          $  216,448        $  122,447
                                                =========         =========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the periods for:
 Interest                                      $   57,477        $   87,300
 Income Taxes                                  $   27,298        $      --



See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Three Months Ended March 31, 2000


Common Stock $.01 Par Value Authorized             Shares        Amount
15,000,000 Shares                                  ------        ------

Beginning Balance                                 2,988,738     $ 29,887

Common Stock Issued - Exercise of Options           126,901        1,269
Common Stock Issued - Exercise of Warrants          151,051        1,511
Common Stock Issued - Acquisition                    15,528          155
                                                  ---------      -------

Ending Balance                                    3,282,218     $ 32,822
                                                  =========      =======



See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------


For the Three Months Ended March 31, 2000

Additional Paid-In Capital Common Stock            Shares        Amount
                                                   ------        ------

Beginning Balance                                               $ 18,657,579

Common Stock Issued - Exercise of Options                            144,535

Common Stock Issued - Acquisition                                     99,845

Issuance and Extension of Warrants                                   181,000

Common Stock Issued - Exercise of Warrants                           904,795

Ending Balance                                                  $ 19,987,754
                                                                  ==========

Accumulated Deficit

Beginning Balance                                               $(13,272,433)

Net Income                                                           436,800
                                                                  ----------

Ending Balance                                                  $(12,835,633)
                                                                  ==========

Treasury Stock

Beginning Balance                                  5,333        $    (60,000)
                                                   -----          ----------

Ending Balance                                     5,333        $    (60,000)
                                                   -----          ----------

Total Stockholders Equity                                       $  7,124,943
                                                                  ==========




See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999 and the changes in cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended December 31, 1999.

(3) Income per share - Income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock. The Common stock equivalents are assumed converted to common stock when dilutive.

(4) During the quarter ended March 31, 2000, stock options to purchase 126,901 shares were exercised and we received gross proceeds of $145,804. As a result, common stock and additional paid in capital increased by $1,269 and $144,535, respectively.

During the quarter ended March 31, 2000, warrants to purchase 151,051 shares were exercised and we received gross proceeds of $906,306. As a result, common stock and additional paid in capital increased by $1,511 and $904,795, receptively.

(5) In January 2000, we acquired the Connex suite of managed care and employee assistance program (EAP) information system from Behavioral Health Partners, Inc. ("BHPI"). The acquisition price consisted of approximately $39,266 in cash and 15,528 shares of common stock valued at $100,000. The purchase price was allocated to software development costs and will be amortized over an estimated life of 5 years. During the quarter ended March 31, 2000 we incurred additional software development costs associated with the EAP software in the amount of $50,862.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2000 and 1999

A significant portion of our revenue is derived from fixed price software development contracts and licenses. We recognize this revenue on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contacts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. The largest component of our revenue is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue could be affected. Additionally, during the first quarter of 2000, we undertook an increased effort in product enhancements, which diverted revenue-generating resources to these efforts.

Our revenue for the three months ended March 31, 2000 (the "March 2000 period") was $5,601,000, an increase of $367,000, or 7%, from the revenue for the three months ended March 31, 1999 (the "March 1999 period"), which was $5,235,000. The largest component of revenue was turnkey systems labor revenue, which increased to $1,855,000 in the March 2000 period, from $1,563,000 in the March 1999 period, reflecting a 19% increase. This increase is substantially the result of growth in the behavioral health information systems business and our ability to provide the staff necessary to generate additional revenue from our outstanding contracts. Revenue from third party hardware and software decreased to $1,482,000 in the March 2000 period from $1,732,000 in the March 1999 period, which represents a decrease of 14%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue decreased to $510,000 in the March 2000 period from $525,000 in the March 1999 period, reflecting a decrease of 3%. License revenue increased to $648,000 in the March 2000 period from $570,000 in the March 1999 period, reflecting an increase of 14%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Maintenance revenue increased to $767,000 in the March 2000 period from $599,000 in the March 1999 period, reflecting an increase of 28%. Revenue from the sales of our small turnkey division increased to $338,000 in the March 2000 period from $246,000 in the March 1999 period, reflecting an increase of 38%.

Revenue from contracts from government agencies represented 45% of revenue in the March 2000 period and 58% of revenue in the March 1999 period. This decrease is the result of us performing on a substantial contract with a private institution.

Gross profit increased to $2,085,000 in the March 2000 period from $1,788,000 in the March 1999 period, a 17% increase. Our overall gross margin was 37% in the March 2000 period compared to 34% in the March 1999 period. The increase in gross margin was substantially attributable to the decrease in our third party hardware and software revenue, which yields margins significantly less than our revenue from our behavioral health systems and services. The increase in gross profit was also attributable to the increase in license revenue which provides higher margins.

Selling, general and administrative expenses were $1,088,000 in the March 2000 period, a decrease of 8% from the $1,178,000 in the March 1999 period. This decrease was substantially the result of a decrease in sales commissions.

In the March 2000 period we issued warrants for services rendered. We also extended one series of our warrants for two months. An aggregate of $181,000 was charged to operations for the warrant issuance and the warrant extension. We did not have a similar charge in the March 1999 period. As a result of the extension of the warrants, we raised additional capital of $1,153,000 of which $906,000 was received in the March 2000 period and the balance was received in April 2000.

We incurred product development expenses of $322,000 in the March 2000 period, an increase of 59% from the $202,000 in the March 1999 period. Research and development expenses increased in the March 2000 period as a result of several major productive initiatives. These initiatives include the repositioning of all of our products to thin client environment that will facilitate alternative system delivery methods, including Internet and application service provider channels. Additionally, a significant upgrade to our core product was undertaken which migrated the product to more current technologies and integrated customer specific requirements.

Interest expense was $57,000 in the March 2000 period, a decrease of $24,000, or 29%, from the $81,000 in the March 1999 period. This decrease was the result of lower borrowings during the March 2000 period, in addition to a reduced cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We paid interest on such loans at a rate equal to prime plus 5 % in the March 1999 period. In October 1999, we entered into a new credit facility agreement. The interest rate of the new facility is 2% above the prime rate.

As a result of the foregoing factors, in the March 2000 period we generated a net income of $437,000, or $.14 per share (basic) and $.12 per share (diluted). For the March 1999 period, we generated net income of $327,000, or $.11 per share (basic and diluted).

Liquidity and Capital Resources

We had working capital of $3,630,000 at March 31, 2000 as compared to working capital of $2,013,000 at December 31, 1999. Our cash position increased from $205,000 at December 31, 1999 to $216,000 at March 31, 2000. The increase in working capital for the March 2000 period was substantially due to capital received from the exercise of warrants and options totaling $1,052,000 as well as the net income after adding back depreciation and amortization.

Our principal source of funds, other than revenue, is an accounts receivable financing agreement with an asset based lender which permits us to borrow up to 80% of eligible accounts receivable up to a maximum of $3.5 million. At March 31, 2000, the outstanding borrowings under this facility were $235,000 and the maximum amount available to borrow under this formula was $2,471,000.

At March 31, 2000, accounts receivable and costs and estimated profits in excess of interim billings were approximately $11.1 million, representing approximately 179 days of revenue based on annualizing the revenue for the March 2000 period, although no assurance can be given that revenue will continue at the same level as the March 2000 period. Accounts receivable at March 31, 2000 increased by $906,000 from $5,790,000 at December 31, 1999 to $6,696,000 at March 31, 2000.

Based on our outstanding contracts and our continuing business, we believe that our cash flow from operations, the availability under our financing agreement and our cash on hand will be sufficient to enable us to continue to operate without additional funding, although it is possible that we may need additional funding if our business does not develop as we anticipate or if our expenses, including our software development costs relating to our expansion of our product line and our marketing costs for seeking to expand the market for our products and services to include smaller clinics and facilities and sole group practitioners exceed our expectation.

Furthermore, if we continue to grow at the existing rate into 2001 and beyond, we may require additional funding. We are exploring various long term funding possibilities, although we cannot give any assurances that we will be able to obtain financing, and our failure to obtain financing could impair our ability to grow.

An important part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions our future growth may be limited.


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


Forward Looking Statements

Statements in this Form 10-Q include forward-looking statements that address, among other things, our expectations with respect to the development of our
business.  In addition to  these   statements,   other   information   including
words such as "seek" "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 1999 and in other documents filed by us with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway              President, Chief Executive         May 9, 2000
-------------------------        Officer and Director (Principal
James L. Conway                  Executive Officer)




/s/ Anthony F. Grisanti          Chief Financial Officer            May 9, 2000
--------------------------      (Principal Financial and
Anthony F. Grisanti              Accounting Officer)