Form 10-Q
period 2000-06-30
NETSMART TECHNOLOGIES INC
filed 2000-08-09
CIK 1011028

NETSMART TECHNOLOGIES, INC.
                                146 NASSAU AVENUE
                              ISLIP, NEW YORK 11751

August 2, 2000

Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Netsmart Technologies, Inc. (the "Company") is the Company's Quarterly Report on Form 10- Q for the second quarter ended June 30, 2000.

This filing is being effected by direct transmission to the Commission's EDGAR system.

Very truly yours,


Anthony F. Grisanti
Chief Financial Officer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000
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

Yes_X_        No__


Number of shares of common stock outstanding as of August 2, 2000:   3,488,581

Netsmart Technologies, Inc. and Subsidiaries

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                        Page
                                                                      ----


Consolidated Balance Sheets - June 30, 2000 (Unaudited)
 and December 31, 1999                                                 1-2

Consolidated Statements of Operations (Unaudited) -
 Six Months Ended June 30, 2000 and June 30, 1999                       3

Consolidated Statements of Cash Flows (Unaudited) -
 Six Months Ended June 30, 2000 and June 30, 1999                      4-5

Consolidated  Statement of Stockholders' Equity (Unaudited) -
 Six Months Ended June 30, 2000                                        6-7

Notes to Consolidated Financial Statements                              8

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                         9-12

Part II

Item 1.  Legal Proceedings                                              13

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                              June  30,             December 31,
                                                2000                   1999
                                             (Unaudited)            ------------
                                              ---------
Assets:
Current Assets:
    Cash and Cash Equivalents               $   271,995              $   204,989
    Accounts Receivable - Net                 7,030,418                5,789,734
    Costs and Estimated Profits in Excess
      of Interim Billings                     3,641,163                4,253,072
    Note Receivable                              60,000                  150,000
    Other Current Assets                        301,093                  167,516
                                             ----------               ----------

    Total Current Assets                     11,304,669               10,565,311
                                             ----------               ----------

Property and Equipment - Net                    536,576                  534,864
                                             ----------               ----------

Other Assets:
    Software Development Costs - Net            788,711                  310,722
    Customer Lists - Net                      2,232,470                2,399,108
    Other Assets                                 95,906                  162,472
                                             ----------               ----------

    Total Other Assets                        3,117,087                2,872,302
                                             ----------               ----------

    Total Assets                            $14,958,332              $13,972,477
                                             ==========               ==========

See Notes to Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            June  30,       December 31,
                                                              2000             1999
                                                           (Unaudited)      ------------
                                                            ---------

Liabilities and Stockholders' Equity:
Current Liabilities:
    Notes Payable                                          $         -         $    882,404
    Capitalized Lease Obligations                                27,144              25,385
    Accounts Payable                                          2,287,418           2,562,087
    Accrued Expenses                                          1,176,763           1,243,548
    Interim Billings in Excess of Costs and Estimated
      Profits                                                 3,368,651           3,750,847
    Deferred Revenue                                            249,790              88,546
                                                             ----------          ----------

Total Current Liabilities                                     7,109,766           8,552,817
                                                             ----------          ----------

Capitalized Lease Obligations                                    50,601              64,627
                                                             ----------          ----------

Commitments and Contingencies

Stockholders' Equity:
    Common Stock - $.01 Par Value; Authorized
      15,000,000 Shares; Issued 3,516,619 Shares
      at June 30, 2000, 2,988,738 Shares at
      December 31, 1999                                          35,166              29,887

    Additional Paid-in Capital - Common Stock                20,445,125          18,657,579

    Accumulated Deficit                                     (12,382,516)        (13,272,433)
                                                             ----------          ----------
                                                              8,097,775           5,415,033
    Less cost of Common Stock held in
      Treasury 28,038 shares at June 30, 2000,
      5,333 shares at December 31, 1999                         299,810              60,000
                                                             ----------          ----------

    Total Stockholders' Equity                                7,797,965           5,355,033
                                                             ----------          ----------

    Total Liabilities and Stockholders' Equity             $ 14,958,332        $ 13,972,477
                                                             ==========          ==========


See Notes to Consolidated Financial Statements.


                                       -2-

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------

                                              Six months ended                   Three months ended
                                                  June 30,                            June 30,
                                              ----------------                   ------------------
                                             2000            1999               2000              1999
                                             ----            ----               ----              ----
Revenues:
  Software and Related
    Systems and Services:
    General                               $ 7,659,191       $ 8,680,503         $ 3,335,261       $ 4,569,805
    Maintenance Contract
      Services                              1,646,971         1,133,654             879,713           534,923
                                           ----------        ----------          ----------         ---------
    Total Software and Related
      Systems and Services                  9,306,162         9,814,157           4,214,974         5,104,728

  Data Center Services                      1,204,590           992,730             694,415           467,376
                                           ----------        ----------          ----------         ---------

  Total Revenues                           10,510,752        10,806,887           4,909,389         5,572,104
                                           ----------        ----------          ----------        ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                 4,714,017         5,582,857           1,959,791         2,842,372
    Maintenance Contract
      Services                              1,062,178           848,423             541,835           450,540
                                           ----------        ----------          ----------        ----------

    Total Software and Related
      Systems and Services                  5,776,195         6,431,280           2,501,626         3,292,912

  Data Center Services                        507,946           630,813             265,876           322,015
                                           ----------        ----------          ----------        ----------

  Total Cost of Revenues                    6,284,141         7,062,093           2,767,502         3,614,927
                                           ----------        ----------          ----------        ----------

Gross Profit                                4,226,611         3,744,794           2,141,887         1,957,177

Selling, General and
  Administrative Expenses                   2,367,888         2,484,150           1,280,397         1,306,407

Cost of Warrants Issuance and Extension       181,000                                   --

Research and Development                      704,019           390,330             382,063           188,134
                                           ----------        ----------          ----------        ----------

Income before Interest Expense                973,704           870,314             479,427           462,636

Interest Expense                               83,787           130,075              26,310            49,498
                                           ----------        ----------          ----------        ----------

Net Income                                $   889,917       $   740,239         $   453,117       $   413,138
                                           ==========        ==========          ==========        ==========

Earnings Per Share of Common Stock:
 Basic:
   Net Income                             $       .27       $       .26         $       .13       $       .14
                                           ==========        ==========          ==========        ==========

   Weighted Average Number of Shares of
     Common Stock Outstanding               3,260,039         2,870,992           3,488,581         2,933,920
                                           ==========        ==========          ==========        ==========

 Diluted:
   Net Income                             $       .24       $       .22         $       .12       $       .12
                                           ==========        ==========          ==========        ==========

   Weighted Average Number of Shares of
     Common Stock Outstanding               3,753,687         3,405,633           3,891,884         3,461,993
                                           ==========        ==========          ==========        ==========

See Notes to Consolidated Financial Statements.

                                       -3-

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                        Six months ended
                                                             June 30
                                                        ----------------
                                                     2000               1999
                                                     ----               ----
Operating Activities:
 Net Income                                      $   889,917        $   740,239

 Adjustments to Reconcile Net Income
  to Net Cash [Used for] Provided by
  Operating Activities:
    Depreciation and Amortization                    332,595            282,460
    Financing Cost Related to Issuance
      and Extension of Warrants                      181,000                --

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                           (1,240,684)        (1,876,648)
    Costs and Estimated Profits in
     Excess of Interim Billings                      611,909           (216,821)
    Other Current Assets                             (43,577)           (53,161)
    Other Assets                                      66,566             (2,600)

 Increase [Decrease] in
  Accounts Payable                                  (274,669)           139,924
  Accrued Expenses                                   (66,785)           366,858
  Interim Billings in Excess of
    Costs and Estimated Profits                     (382,196)         1,020,010
  Deferred Revenue                                   161,244            (38,099)
                                                   ---------          ---------

 Total Adjustments                                  (654,597)          (378,077)
                                                   ---------          ---------

 Net Cash - Operating Activities                     235,320            362,162
                                                   ---------          ---------

Investing Activities:
 Acquisition of Property and  Equipment             (121,806)          (192,632)

 Software Development Costs                         (423,852)
                                                   ---------          ---------

 Net Cash - Investing Activities                    (545,658)          (192,632)
                                                   ---------          ---------

See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                          Six months ended
                                                               June 30
                                                          ----------------
                                                       2000               1999
                                                       ----               ----

Financing Activities:
  Payments on Short term notes                      $ (882,404)      $ (271,330)
  Payment of Capitalized Lease Obligations             (12,267)         (21,495)
  Repayment of Loans from Related Parties                               (84,000)
  Proceeds from Capitalized Lease Obligation                             40,000
  Net Proceeds from Warrant Exercise                 1,139,630
  Net Proceeds from Stock Options Exercised            132,385          106,178
                                                     ---------        ---------

 Net Cash - Financing Activities                       377,344         (230,647)
                                                     ---------        ---------

 Net Increase [Decrease] in Cash                        67,006          (61,117)

 Cash - Beginning of Period                            204,989          198,689
                                                     ---------        ---------

 Cash - End of Period                               $  271,995       $  137,572
                                                     =========        =========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the periods for:
  Interest                                          $   83,787       $  143,061
  Income Taxes                                      $   95,395       $   26,371





See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Six Months Ended June 30, 2000


Common Stock $.01 Par Value Authorized               Shares            Amount
15,000,000 Shares                                    ------            ------

 Beginning Balance                                  2,988,738         $ 29,887

Common Stock Issued - Exercise of Options             320,248            3,202
Common Stock Issued - Exercise of Warrants            192,105            1,922
Common Stock Issued - Acquisition                      15,528              155
                                                    ---------          -------

Ending Balance                                      3,516,619         $ 35,166
                                                    =========          =======





See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Six Months Ended June 30, 2000

Additional Paid-In Capital Common Stock             Shares              Amount
                                                    ------              ------

 Beginning Balance                                                 $ 18,657,579

Common Stock Issued - Exercise of Options                               368,993

Common Stock Issued - Acquisition                                        99,845

Issuance and Extension of Warrants                                      181,000

Costs Associated with the Issuance of Warrants                          (13,000)

Common Stock Issued - Exercise of Warrants                            1,150,708

 Ending Balance                                                    $ 20,445,125
                                                                     ==========

Accumulated Deficit

 Beginning Balance                                                 $(13,272,433)

 Net Income                                                             889,917
                                                                     ----------

 Ending Balance                                                    $(12,382,516)
                                                                     ==========

Treasury Stock

Beginning Balance                                  5,333           $    (60,000)

Purchase of Treasury Shares                       22,705               (239,810)
                                                  ------             ----------

Ending Balance                                    28,038           $   (299,810)
                                                  ======             ==========

Total Stockholders Equity                                          $  7,797,965
                                                                     ==========




See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 (1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the six months ended June 30, 2000 and 1999 and the changes in cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

 (4) During the period ended June 30, 2000, stock options to purchase 320,248 shares were exercised and we received gross proceeds of $372,195. Pursuant to the option grants, employees had the right to pay for the exercise price of the option by delivering shares of common stock owned by them. During the period, the Company received 22,705 shares, having a value of $239,810, as the exercise price of options. As a result, common stock and additional paid in capital increased by $3,202 and $368,993, respectively, and treasury stock increased by $239,810.

 During the period ended June 30, 2000, warrants to purchase 192,105 shares were exercised and the Company received gross proceeds of $1,152,630. As a result, common stock and additional paid in capital increased by $1,922 and $1,150,708, receptively.

 (5) In January 2000, the Company acquired the Connex suite of managed care and employee assistance program information system from Behavioral Health Partners, Inc. The acquisition price consisted of approximately $39,266 in cash and 15,528 shares of common stock valued at $100,000. The purchase price was allocated to software development costs and will be amortized over an estimated life of five years. During the six months ended June 30, 2000, we incurred additional software development costs associated with the employee assistance program software in the amount of $132,061, which is reflected in research and development expenses.

 (6) The Company is the defendant in an action commenced in June 2000 seeking damages of $2,000,000 for an alleged breach of a software license and service development agreement. The Company believes that it has valid legal defenses to such action.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations

 Six months Ended June 30, 2000 and 1999

 A significant portion of our revenue is derived from fixed price software development contracts and licenses. We recognize this revenue on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contacts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. The largest component of our revenue is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue could be affected. Additionally, during the first half of 2000, we implemented an increased product enhancement effort relating principally to new product functionality, technology upgrades and the addition of clinical content. In addition, we undertook the development of a significant upgrade to our core product which resulted in a migration to leading edge technologies. We allocated to these projects personnel who had previously performed services for clients which generated revenue.

 Our revenue for the six months ended June 30, 2000 (the "June 2000 period") was $10,511,000, a decrease of $296,000, or 3%, from the revenue for the six months ended June 30, 1999 (the "June 1999 period"), which was $10,807,000. The largest component of revenue was turnkey systems labor revenue, which decreased to $3,521,000 in the June 2000 period, from $3,654,000 in the June 1999 period, reflecting a 4% decrease. This decrease reflects the allocation of personnel to our product enhancement efforts. Revenue from third party hardware and software decreased to $2,246,000 in the June 2000 period from $3,245,000 in the June 1999 period, which represents a decrease of 31%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue increased to $1,205,000 in the June 2000 period from $993,000 in the June 1999 period, reflecting an increase of 21%. This increase is substantially the result of work being performed for one particular client. There are no assurances that revenue will continue at this rate for this client. License revenue increased to $1,258,000 in the June 2000 period from $1,193,000 in the June 1999 period, reflecting an increase of 5%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Maintenance revenue increased to $1,647,000 in the June 2000 period from $1,134,000 in the June 1999 period, reflecting an increase of 45%. As turnkey systems are successfully completed, they are transitioned to the maintenance division. During the June 2000 period, we completed the turnkey systems for approximately 24 new clients, for which we are performing maintenance services. Revenue from the sales of our small turnkey division increased to $634,000 in the June 2000 period from $588,000 in the June 1999 period, reflecting an increase of 8%.

 Revenue from contracts from government agencies represented 47% of revenue in the June 2000 period and 54% of revenue in the June 1999 period. This decrease results from a substantial contract with a private institution.

 Gross profit increased to $4,227,000 in the June 2000 period from $3,745,000 in the June 1999 period, reflecting a 13% increase. Our overall gross margin was 40% in the June 2000 period compared to 35% in the June 1999 period. The increase in gross margin was substantially attributable to the decrease in our third party hardware and software revenue, which yields margins significantly less than our revenue from our behavioral health systems and services and the increase in maintenance revenue, which generates a higher gross margin since the core costs and infrastructure investment have previously been established.

 Selling, general and administrative expenses were $2,368,000 in the June 2000 period, a decrease of 5% from the $2,484,000 in the June 1999 period. This decrease was substantially the result of a decrease in sales commissions.

 In the June 2000 period we issued warrants for services rendered. We also extended one series of our warrants for five months. An aggregate of $181,000 was charged to operations for the warrant issuance and the warrant extension. We did not have a similar charge in the June 1999 period. As a result of the exercise of warrants during the extension period, we raised additional capital of $1,153,000.

 We incurred research and development expenses of $704,000 in the June 2000 period, an increase of 80% from the $390,000 in the June 1999 period. Research and development expenses increased in the June 2000 period as a result of several major productive initiatives. These initiatives include the repositioning of all of our products to thin client environment that will facilitate alternative system delivery methods, including Internet and application service provider channels. Additionally, a significant upgrade to our core product was undertaken which migrated the product to more current technologies and integrated customer specific requirements.

 Interest expense was $84,000 in the June 2000 period, a decrease of $46,000, or 36%, from the $130,000 in the June 1999 period. This decrease was the result of lower borrowings during the June 2000 period, in addition to a reduced cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We paid interest on such loans at a rate equal to prime plus 5 % in the June 1999 period. In October 1999, we entered into a new credit facility agreement. The interest rate of the new facility is 2% above the prime rate. During the June 2000 period, we paid all our outstanding borrowings from the lender, and, at June 30, 2000, there were no obligations to the lender. This facility remains available under the same terms and conditions if we need to borrow in the future.

 As a result of the foregoing factors, in the June 2000 period we generated a net income of $890,000, or $.27 per share (basic) and $.24 per share (diluted). For the June 1999 period, we generated net income of $740,000, or $.26 per share (basic) and $.22 per share (diluted).

 Three Months Ended June 30, 2000 and 1999

 Our revenue for the three months ended June 30, 2000 (the "June 2000 quarter") was $4,909,000, a decrease of $663,000, or 12%, from the revenue for the three months ended June 30, 1999 (the "June 1999 quarter"), which was $5,572,000. The largest component of revenue was turnkey systems labor revenue, which decreased to $1,666,000 in the June 2000 quarter, from $2,092,000 in the June 1999 quarter, reflecting a 20% decrease. This decrease reflects the allocation of personnel to our product enhancement efforts. Revenue from third party hardware and software decreased to $764,000 in the June 2000 quarter from $1,513,000 in the June 1999 quarter, which represents a decrease of 50%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue increased to $694,000 in the June 2000 quarter from $467,000 in the June 1999 quarter, reflecting an increase of 49%. This increase is substantially the result of work being performed for one particular client. There are no assurances that revenue will continue at this rate for this client.
 License revenue decreased to $610,000 in the June 2000 quarter from $623,000 in the June 1999 quarter, reflecting a decrease of 2%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Maintenance revenue increased to $880,000 in the June 2000 quarter from $535,000 in the June 1999 quarter, reflecting an increase of 64%. As turnkey systems are successfully completed, they are transitioned to the maintenance division. During the June 2000 quarter, we completed the turnkey systems for approximately 24 new clients, for which we are performing maintenance services. Revenue from the sales of our small turnkey division decreased to $295,000 in the June 2000 quarter from $342,000 in the June 1999 quarter, reflecting a decrease of 14%.

 Revenue from contracts from government agencies represented 49% of revenue in the June 2000 quarter and 52% of revenue in the June 1999 quarter. This decrease results from a substantial contract with a private institution.

 Gross profit increased to $2,142,000 in the June 2000 quarter from $1,957,000 in the June 1999 quarter, reflecting a 9% increase. Our overall gross margin was 44% in the June 2000 quarter compared to 35% in the June 1999 quarter. The increase in gross margin was substantially attributable to the decrease in our third party hardware and software revenue, which yields margins significantly less than our revenue from our behavioral health systems and services, and the increase in maintenance revenue, which generates a higher gross margin since the core costs and infrastructure investment have previously been established.

 Selling, general and administrative expenses were $1,280,000 in the June 2000 quarter, a decrease of 2% from the $1,306,000 in the June 1999 quarter. This decrease was substantially the result of a decrease in sales commissions.

 We  incurred  research  and  development  expenses of $382,000 in the June 2000 quarter, an increase of 103% from the $188,000 in the June 1999 quarter. Research and development expenses increased in the June 2000 quarter as a result of several major productive initiatives. These initiatives include the repositioning of all of our products to thin client environment that will facilitate alternative system delivery methods, including Internet and application service provider channels. Additionally, a significant upgrade to our core product was undertaken which migrated the product to more current technologies and integrated customer specific requirements.

 Interest expense was $26,000 in the June 2000 quarter, a decrease of $23,000, or 47%, from the $49,000 in the June 1999 quarter. This decrease was the result of lower borrowings during the June 2000 quarter, in addition to a reduced cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We paid interest on such loans at a rate equal to prime plus 5 % in the June 1999 quarter. In October 1999, we entered into a new credit facility agreement. The interest rate of the new facility is 2% above the prime rate. During the June 2000 quarter, we paid all our outstanding borrowings from the lender, and, at June 30, 2000, there were no obligations to the lender. This facility remains available under the same terms and conditions if we need to borrow in the future.

 As a result of the foregoing factors, in the June 2000 quarter, we generated a net income of $453,000, or $.13 per share (basic) and $.12 per share (diluted). For the June 1999 quarter, we generated net income of $413,000, or $.14 per share (basic) and $.12 per share (diluted).


 Liquidity and Capital Resources

 We had working capital of $4,195,000 at June 30, 2000 as compared to working capital of $2,013,000 at December 31, 1999. Our cash position increased from $205,000 at December 31, 1999 to $272,000 at June 30, 2000. The increase in working capital for the June 2000 period was substantially due to net income after adding back depreciation and amortization as well as from capital received from the exercise of warrants and options totaling $1,053,000.

 Our principal source of funds, other than revenue, is an accounts receivable financing agreement with an asset based lender which permits us to borrow up to 80% of eligible accounts receivable up to a maximum of $3.5 million. At June 30, 2000, there were no outstanding borrowings under this facility and the maximum amount available to borrow under this formula was $2.3 million.

 At June 30, 2000, accounts receivable and costs and estimated profits in excess of interim billings were approximately $10.7 million, representing approximately 183 days of revenue based on annualizing the revenue for the June 2000 period, although no assurance can be given that revenue will continue at the same level as the June 2000 period. Accounts receivable at June 30, 2000 increased by $1.2 million from $5.8 million at December 31, 1999 to $7 million at June 30, 2000.

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

Part II

Item 1. Legal Proceedings

On June 6, 2000, we were named in an action demanding damages of $2,000,000 for an alleged breach of a software license and service development agreement. We believe that we have valid legal defenses to such action.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NETSMART TECHNOLOGIES, INC.


--------------------------     President, Chief Executive       August 8, 2000
James L. Conway                Officer and Director (Principal
                               Executive Officer)



--------------------------     Chief Financial Officer          August 8, 2000
Anthony F. Grisanti            (Principal Financial and
                               Accounting Officer)