Form 10-Q
period 2000-09-30
NETSMART TECHNOLOGIES INC
filed 2000-11-09
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000
Commission File Number 0-21177

NETSMART TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware                                               13-3680154
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

    146 Nassau Avenue, Islip, NY                       11751
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (631) 968-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_X_        No__


Number of shares of common stock outstanding as of October 17, 2000:  3,490,331
                                                                      =========

Netsmart Technologies, Inc. and Subsidiaries

Index

Part I: - Financial Information:

Item 1. Financial Statements:                                           Page
                                                                        ----

Consolidated  Balance Sheets - September 30, 2000  (Unaudited)
  and December 31, 1999                                                  1-2

Consolidated Statements of Operations (Unaudited)-
  Nine Months Ended September 30, 2000 and 1999 and
  three months ended September 30, 2000 and 1999                          3

Consolidated Statements of Cash Flows (Unaudited)-
  Nine Months Ended September 30, 2000 and 1999                          4-5

Consolidated Statement of Stockholders' Equity (Unaudited)-
  Nine Months Ended September 30, 2000                                   6-7

Notes to Consolidated Financial Statements                                8

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          9-12

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                             September 30,       December 31,
                                                2000                1999
                                             (Unaudited)         -----------
                                              ---------

Assets:
  Current Assets:
    Cash and Cash Equivalents                 $  1,555,292      $     204,989
    Accounts receivable- Net                     5,949,144          5,789,734
    Costs and Estimated Profits in Excess
      of Interim Billings                        3,394,127          4,253,072
    Note Receivable                                 15,000            150,000
    Other Current Assets                           295,663            167,516
                                               -----------        -----------

  Total Current Assets                          11,209,226         10,565,311
                                               -----------        -----------

  Property and Equipment - Net                     507,868            534,864
                                               -----------        -----------

  Other assets:
    Software Development Costs - Net               817,217            310,722
    Customer Lists - Net                         2,148,151          2,399,108
    Other Assets                                    93,407            162,472
                                                ----------        -----------

  Total Other Assets                             3,058,775          2,872,302
                                                ----------        -----------

Total Assets                                  $ 14,775,869      $  13,972,477
                                               ===========        ===========


See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   September 30,    December 31,
                                                       2000            1999
                                                   (Unaudited)      ------------
                                                   -----------
Liabilities and Stockholders' Equity:
Current Liabilities:
   Notes Payable                                   $         --    $    882,404
   Capitalized Lease Obligations                         28,069          25,385
   Accounts Payable                                   1,866,960       2,562,087
   Accrued Expenses                                   1,062,615       1,243,548
   Interim Billings in Excess of Costs and Estimated
     Profits                                          3,249,864       3,750,847
   Deferred Revenue                                     274,617          88,546
                                                    -----------     ------------

Total Current Liabilities                             6,482,125       8,552,817
                                                    -----------     ------------

Capitalized Lease Obligations                            43,227          64,627
                                                    -----------     ------------

Commitments and Contingencies

Stockholders' Equity:

   Common Stock - $.01 Par Value; Authorized
     15,000,000 Shares; Issued 3,518,369 Shares
     at September 30, 2000, 2,988,738 Shares at
     December 31, 1999                                   35,183          29,887

   Additional Paid-in Capital - Common Stock         20,446,902      18,657,579

   Accumulated Deficit                              (11,931,758)    (13,272,433)
                                                    -----------     -----------
                                                      8,550,327       5,415,033

   Less cost of Common Stock held in
     Treasury 28,038 shares at September 30, 2000,
     5,333 shares at December 31, 1999                  299,810          60,000
                                                    -----------     -----------

Total Stockholders' Equity                            8,250,517       5,355,033
                                                    -----------     -----------

Total Liabilities and Stockholders' Equity         $ 14,775,869    $ 13,972,477
                                                    ===========     ===========


See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
--------------------------------------------------------------------------------

                                                   Nine months ended          Three months ended
                                                     September 30,              September 30,
                                                   -----------------          ------------------
                                                  2000           1999         2000           1999
                                                  ----           ----         ----           ----

Revenue:
  Software and Related
    Systems and Services:
    General                                    $ 11,338,937   $12,911,693     $ 3,679,746   $ 4,231,190
    Maintenance Contract
      Services                                    2,553,221     1,672,774         906,250       539,120
                                                 ----------    ----------       ---------     ---------
    Total Software and Related
      Systems and Services                       13,892,158    14,584,467       4,585,996     4,770,310

  Data Center Services                            1,716,129     1,462,054         511,539       469,324
                                                 ----------    ----------       ---------     ---------

Total Revenue                                    15,608,287    16,046,521       5,097,535     5,239,634
                                                 ----------    ----------       ---------     ---------

Cost of Revenue:
  Software and Related
    Systems and Services:
    General                                       7,090,442     8,269,902       2,376,425     2,687,045
    Maintenance Contract
      Services                                    1,640,350     1,293,944         578,172       445,521
                                                 ----------    ----------       ---------     ---------

    Total Software and Related
      Systems and Services                        8,730,792     9,563,846       2,954,597     3,132,566

  Data Center Services                              766,843       871,429         258,897       240,616
                                                 ----------    ----------       ---------     ---------

  Total Cost of Revenue                           9,497,635    10,435,275       3,213,494     3,373,182
                                                 ----------    ----------       ---------     ---------

Gross Profit                                      6,110,652     5,611,246       1,884,041     1,866,452

Selling, General and
  Administrative Expenses                         3,425,657     3,639,879       1,057,769     1,155,729

Cost of Warrants Issued and their Extension         181,000

Research and Development                          1,052,151       600,219         348,132       209,889
                                                 ----------    ----------       ---------     ---------

Income before Interest Expense                    1,451,844     1,371,148         478,140       500,834

Interest Expense                                    111,169       187,332          27,382        57,257
                                                 ----------    ----------       ---------     ---------

Net Income                                     $  1,340,675   $ 1,183,816     $   450,758   $   443,577
                                                 ==========    ==========       =========     =========

Earnings Per Share of Common Stock:
  Basic:
   Net Income                                  $        .40   $       .41     $       .13   $       .15
                                                 ==========    ==========       =========     =========

   Weighted Average Number of Shares of
     Common Stock Outstanding                     3,329,027     2,902,608       3,489,998     2,976,380

Diluted:
  Net Income                                   $        .36   $       .34     $       .12   $       .13
                                                 ==========    ==========       =========     =========
  Weighted Average Number of Shares of
    Common Stock Outstanding                      3,744,704     3,466,471       3,841,746     3,530,513


See Notes to Consolidated Financial Statements.

                                       -3-

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                      Nine months ended
                                                        September 30,
                                                      -----------------
                                                     2000            1999
                                                     ----            ----
Operating Activities:
Net Income                                        $ 1,340,675     $ 1,183,816
                                                    ---------      ----------

Adjustments to Reconcile Net Income
  to Net Cash [Used for] Provided by
  Operating Activities:

    Depreciation and Amortization                     522,355         441,173
    Financing Cost Related to Issuance
      and Extension of Warrants                       181,000

    Changes in Assets and Liabilities:
      [Increase] Decrease in:
        Accounts Receivable                          (159,410)     (1,880,807)
        Costs and Estimated Profits in
          Excess of Interim Billings                  858,945        (889,496)
        Other Current Assets                            6,853         (35,151)
        Other Assets                                   69,065         (82,704)

    Increase [Decrease] in:
      Accounts Payable                               (695,127)         (6,405)
      Accrued Expenses                               (180,933)        578,042
      Interim Billings in Excess of
        Costs and Estimated Profits                  (500,983)      1,169,423
      Deferred Revenue                                186,071          27,441
                                                    ---------      ----------

Total Adjustments                                     287,836        (678,484)
                                                    ---------      ----------

Net Cash - Operating Activities                     1,628,511         505,332
                                                    ---------      ----------

Investing Activities:
  Acquisition of Property and Equipment              (157,705)       (328,695)
  Software Development Costs                         (493,192)            --
                                                    ---------      ----------

Net Cash - Investing Activities                      (650,897)       (328,695)
                                                    ---------      ----------

See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Audited)
--------------------------------------------------------------------------------

                                                     Nine months ended
                                                       September 30
                                                     -----------------
                                                    2000            1999
                                                    ----            ----
Financing Activities:
  Payments on Short term notes                    $ (882,404)   $ (335,281)
  Payment of Capitalized Lease Obligations           (18,716)      (28,471)
  Repayment of Loans from Related Parties                          (84,000)
  Proceeds from Loan from Related Parties
  Proceeds from Capitalized Lease Obligation                        40,000
  Net Proceeds from Warrant Exercise               1,139,630
  Net Proceeds from Stock Options Exercised          134,179       112,530
                                                   ---------     ---------

  Net Cash - Financing Activities                    372,689      (295,222)
                                                   ---------     ---------

  Net Increase [Decrease] in Cash                  1,350,303      (118,585)

Cash - Beginning of Periods                          204,989       198,689
                                                   ---------     ---------

Cash - End of Periods                             $1,555,292    $   80,104
                                                   =========     =========

Supplemental Disclosure of Cash Flow Information
  Cash paid during the periods for:
  Interest                                        $  111,169    $  206,193
  Income Taxes                                    $  188,867    $   38,667



See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Nine Months Ended September 30, 2000

Common Stock $.01 Par Value Authorized
15,000,000 Shares                                  Shares              Amount
                                                   ------              ------

Beginning Balance                                2,988,738           $ 29,887

Common Stock Issued - Exercise of Options          321,998              3,219
Common Stock Issued - Exercise of Warrants         192,105              1,922
Common Stock Issued - Acquisition                   15,528                155
                                                 ---------            -------

Ending Balance                                   3,518,369           $ 35,183
                                                 =========            =======





See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Nine Months Ended September 30, 2000

Additional Paid-In Capital Common Stock                 Shares        Amount
                                                        ------        ------

Beginning Balance                                                  $ 18,657,579

Common Stock Issued - Exercise of Options                               370,770

Common Stock Issued - Acquisition                                        99,845

Issuance and Extension of Warrants                                      181,000

Costs Associated with the Issuance of Warrants                          (13,000)

Common Stock Issued - Exercise of Warrants                            1,150,708

Ending Balance                                                     $ 20,446,902
                                                                     ==========

Accumulated Deficit

Beginning Balance                                                  $(13,272,433)

Net Income                                                            1,340,675
                                                                     ----------

Ending Balance                                                     $(11,931,758)
                                                                     ==========

Treasury Stock

Beginning Balance                                       5,333      $    (60,000)

Purchase of Treasury Shares                            22,705          (239,810)
                                                       ------        ----------

Ending Balance                                         28,038      $   (299,810)
                                                       ======        ==========

Total Stockholders Equity                                          $  8,250,517
                                                                     ==========

See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the nine and three months ended September 30, 2000 and 1999 and the changes in cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

(4) During the period ended September 30, 2000, stock options to purchase 321,998 shares were exercised and we received gross proceeds of $373,989. Pursuant to the option grants, employees had the right to pay for the exercise price of the option by delivering shares of common stock owned by them. During the nine months ended September 30, 2000, the Company received 22,705 shares, having a value of $239,810, as the exercise price of options. As a result, common stock and additional paid in capital increased by $3,219 and $370,770, respectively, and treasury stock increased by $239,810.

During the period ended September 30, 2000, warrants to purchase 192,105 shares were exercised and the Company received gross proceeds of $1,152,630. As a result, common stock and additional paid in capital increased by $1,922 and $1,150,708, receptively.

(5) In January 2000, the Company acquired a software product for $39,266 in cash and 15,528 shares of common stock valued at $100,000. The purchase price was allocated to software development costs and will be amortized over an estimated life of five years. During the nine months ended September 30, 2000, we incurred additional software development costs associated with this product in the amount of $179,038, which is reflected in capitalized software development costs.

(6) The Company was the defendant in an action commenced in June 2000 seeking damages of $2,000,000 for an alleged breach of a software license and service development agreement. The Company resolved this action in an out of court settlement in October 2000. The settlement of this action had no material adverse effect on the operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine months Ended September 30, 2000 and 1999

A significant portion of our revenue is derived from fixed price software development contracts and licenses. We recognize this revenue on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contacts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. The largest component of our revenue is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue could be adversely affected. Additionally, during the first nine months of 2000, we implemented an increased product enhancement effort relating principally to new product functionality, technology upgrades and the addition of clinical content. In addition, we undertook the development of a significant upgrade to our core product, which resulted in a migration to leading edge technologies. We allocated to these projects personnel who had previously performed services for clients which generated revenue.

Our revenue for the nine months ended September 30, 2000 (the "September 2000 period") was $15,608,000, a decrease of $438,000, or 3%, from the revenue for the nine months ended September 30, 1999 (the "September 1999 period"), which was $16,047,000. The largest component of revenue was turnkey systems labor revenue, which decreased to $4,913,000 in the September 2000 period, from $5,860,000 in the September 1999 period, reflecting a 16% decrease. This decrease reflects a planned allocation of personnel to our product enhancement efforts. Revenue from third party hardware and software decreased to $3,542,000 in the September 2000 period from $4,435,000 in the September 1999 period, which represents a decrease of 20%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. License revenue increased to $1,947,000 in the September 2000 period from $1,729,000 in the September 1999 period, reflecting an increase of 13%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Maintenance revenue increased to $2,553,000 in the September 2000 period from $1,673,000 in the September 1999 period, reflecting an increase of 53%. As turnkey systems are successfully completed, they are transitioned to the maintenance division. During the September 2000 period we completed the turnkey systems for
approximately  30  new  clients,   for  which  we  are  performing maintenance
services. Revenue from the sales of our small turnkey division increased to $937,000 in the September 2000 period from $887,000 in the September 1999 period, reflecting an increase of 6%. The data center (service bureau) revenue increased to $1,716,000 in the September 2000 period from $1,462,000 in the September 1999 period, reflecting an increase of 17%. This increase is substantially the result of work being performed for one particular client. There are no assurances that revenue will continue at this rate for this client.

Revenue from contracts from government agencies represented 50% of revenue in the September 2000 period and 57% of revenue in the September 1999 period. This decrease is the result of us performing on a substantial contract with a private institution.

Gross profit increased to $6,111,000 in the September 2000 period from $5,611,000 in the September 1999 period, reflecting a 9% increase. Our overall gross margin was 39% in the September 2000 period compared to 35% in the September 1999 period. The increase in gross margin was substantially attributable to both the decrease in our third party hardware and software revenue, which yields margins significantly less than our revenue from our behavioral health systems and services and the increase in maintenance revenue, which generates a higher gross margin since the core costs and infrastructure investment have previously been established.

Selling, general and administrative expenses were $3,426,000 in the September 2000 period, a decrease of 6% from the $3,640,000 in the September 1999 period. This decrease was substantially the result of a decrease in sales commissions and provision for bonuses.

In the September 2000 period we extended one series of our warrants for eight months. An aggregate of $181,000 was charged to operations for the warrant issuance, the warrant extension and the issuance of warrants for services related to this transaction. As a result of the extension of the warrants, we raised additional capital of $1,153,000.

We incurred product development expenses of $1,052,000 in the September 2000 period, an increase of 75% from the $600,000 in the September 1999 period. Research and development expenses increased in the September 2000 period as a result of several major productive initiatives. These initiatives include the repositioning of all of our products to thin client environment that will
facilitate  alternative  system delivery methods,   including   Internet  and
application service provider channels. Additionally, a significant upgrade to our core product was undertaken which migrated the product to more current technologies and integrated customer specific requirements.

Interest expense was $111,000 in the September 2000 period, a decrease of $76,000, or 41%, from the $187,000 in the September 1999 period. This decrease was the result of lower borrowings during the September 2000 period, in addition to a reduced cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We paid interest on such loans at a rate equal to prime plus 5 % in the September 1999 period. In October 1999, we entered into a new credit facility agreement. The interest rate of the new facility is 2% above the prime rate. During the September 2000 period, we paid all our outstanding borrowings from the lender, and, at September 30,2000, there were no obligations to the lender. This facility remains available under the same terms and conditions if we need to borrow in the future.

As a result of the foregoing factors, in the September 2000 period we generated a net income of $1,341,000, or $.40 per share (basic) and $.36 per share (diluted). For the September 1999 period, we generated net income of $1,184,000, or $.41 per share (basic) and $.34 per share (diluted).


Three Months Ended September 30, 2000 and 1999

Our revenue for the three months ended September 30, 2000 (the "September 2000 quarter") was $5,098,000, a decrease of $142,000, or 3%, from the revenue for the three months ended September 30, 1999 (the "September 1999 quarter"), which was $5,240,000. The largest component of revenue was turnkey systems labor revenue, which decreased to $1,392,000 in the September 2000 quarter, from $2,206,000 in the September 1999 quarter, reflecting a 37% decrease. This decrease reflects a planned allocation of personnel to our product enhancement efforts. Revenue from third party hardware and software increased to $1,296,000 in the September 2000 quarter from $1,190,000 in the September 1999 quarter, which represents an increase of 9%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. License revenue increased to $689,000 in the September 2000 quarter from $536,000 in the September 1999 quarter, reflecting an increase of 29%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Maintenance revenue increased to $906,000 in the September 2000 quarter from $539,000 in the September 1999 quarter, reflecting an increase of 68%. As turnkey systems are successfully completed, they are transitioned to the maintenance division. During the September 2000 quarter we completed the turnkey systems for 6 new clients, for which we are performing maintenance services. Revenue from the sales of our small turnkey division increased to $304,000 in the September 2000 quarter from $299,000 in the September 1999 quarter, reflecting an increase of 1%. The data center (service bureau) revenue increased to $512,000 in the September 2000 quarter from $469,000 in the September 1999 quarter, reflecting an increase of 9%.

Revenue from contracts from government agencies represented 53% of revenue in the September 2000 quarter and 49% of revenue in the September 1999 quarter. This increase is the result of us performing on substantial contracts with two public entities.

Gross profit increased to $1,884,000 in the September 2000 quarter from $1,867,000 in the September 1999 quarter, reflecting a 1% increase. Our overall gross margin was 37% in the September 2000 quarter compared to 36% in the September 1999 quarter. The increase in gross profit was substantially attributable to the increase in maintenance revenue. The increased maintenance revenue can be performed at a higher gross margin since the core costs and infrastructure investment have previously been established. The increase in gross margin was substantially offset by a decrease in our third party hardware and software revenue, which yields margins significantly less than our revenue from our behavioral health systems and services. The increased gross margin was also reduced by the decrease in our turnkey systems labor revenue.

Selling, general and administrative expenses were $1,058,000 in the September 2000 quarter, a decrease of 8% from the $1,156,000 in the September 1999 quarter. This decrease was substantially the result of a decrease in the provision for bonuses.


We incurred product development expenses of $348,000 in the September 2000 quarter, an increase of 66% from the $210,000 in the September 1999 quarter. Research and development expenses increased in the September 2000 quarter as a result of several major productive initiatives. These initiatives include the repositioning of all of our products to thin client environment that will
facilitate  alternative  system delivery methods,   including   Internet  and
application service provider channels. Additionally, a significant upgrade to our core product was undertaken which migrated the product to more current technologies and integrated customer specific requirements.

Interest expense was $27,000 in the September 2000 quarter, a decrease of $30,000, or 52%, from the $57,000 in the September 1999 quarter. This decrease was the result of lower borrowings during the September 2000 quarter, in addition to a reduced cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We paid interest on such loans at a rate equal to prime plus 5 % in the September 1999 quarter. In October 1999, we entered into a new credit facility agreement. The interest rate of the new facility is 2% above the prime rate. During the September 2000 quarter, we paid all our outstanding borrowings from the lender and, at September 30, 2000 there were no obligations to the lender. This facility remains available under the same terms and conditions if we need to borrow in the future.

As a result of the foregoing factors, in the September 2000 quarter, we generated a net income of $451,000, or $13 per share (basic) and $.12 per share (diluted). For the September 1999 quarter, we generated net income of $444,000, or $.15 per share (basic) and $.13 per share (diluted).

Liquidity and Capital Resources

We had working capital of $4,727,000 at September 30, 2000 as compared to working capital of $2,012,000 at December 31, 1999. Our cash position increased from $205,000 at December 31, 1999 to $1,555,000 million at September 30, 2000. The increase in working capital for the September 2000 period was substantially due to net income after adding back depreciation and amortization as well as from capital received from the exercise of warrants and options totaling $1,274,000.

Our principal source of funds, other than from operations, is an accounts receivable financing agreement with an asset based lender which permits us to borrow up to 80% of eligible accounts receivable up to a maximum of $3.5 million. At September 30, 2000, there were no outstanding borrowings under this facility and the maximum amount available to borrow under this formula was $2.4 million.

At September 30, 2000, accounts receivable and costs and estimated profits in excess of interim billings were approximately $9.3 million, representing approximately 162 days of revenue based on annualizing the revenue for the September 2000 period, although no assurance can be given that revenue will continue at the same level as the September 2000 period.

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

An important part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity. We have no specific commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions our future growth may be limited.

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

Part II

Item 1.  Legal Proceedings

On June 6, 2000, we were named in an action demanding damages of $2,000,000 for an alleged breach of a software license and service development agreement. The Company resolved this action in an out of court settlement in October 2000. The settlement of this action had no material adverse effect on the operations of the Company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway          President, Chief Executive       November 3, 2000
-------------------          Officer and Director
James L. Conway              (Principal Executive Officer)




/s/ Anthony F. Grisanti      Chief Financial Officer          November 3, 2000
-----------------------      (Principal Financial and
Anthony F. Grisanti          Accounting Officer)