Form 10-K
period 2000-12-31
NETSMART TECHNOLOGIES INC
filed 2001-03-30
CIK 1011028

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                         Commission File Number 0-21177

                           NETSMART TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                  13-3680154
             (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)         Identification Number)

                146 Nassau Avenue, Islip, NY                 11751
             (Address of principal executive offices)      (Zip Code)

    Registrant's telephone number, including area code:   (516) 968-2000

    Securities registered pursuant to Section 12(b) of the Act:____

    Securities  registered  pursuant to Section 12(g) of the Act:

  Title of Each Class                 Outstanding shares as of February 7, 2001
  -------------------                 -----------------------------------------
  Common Stock, par value                    3,498,098
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

Part III is incorporated by reference from the registrant's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year.

                                     PART I

Item 1.  Business

Introduction

Netsmart Technologies, Inc. is a leader in the design, development, implementation and licensing of management information systems for the behavioral and public healthcare industry through our wholly-owned operating subsidiary, Creative Socio-Medics Corp. These products are supported under long-term maintenance agreements. Our ASP and client server-based systems provide comprehensive healthcare information technology solutions which include billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. Our marketing is directed primarily at such providers of behavioral and public health services as state and county behavioral health, public health and substance abuse agencies, psychiatric hospitals, methadone maintenance clinics, and other speciality care inpatient and outpatient providers.

We have an established nationwide customer base, including state agencies that have responsibility for providing behavioral or public healthcare services in 14 states.

Business Strategy

We believe that we are one of the most established suppliers of practice management solutions to the behavioral and public healthcare services industry. Our software solutions are utilized by more than 500 provider institutions that employ approximately 50,000 clinicians. Many of these facilities represent large provider agencies such as state hospitals and behavioral healthcare networks.

The behavioral and public healthcare industry will be required to update or replace their existing information processing solutions to comply with the emerging federal data standards requirements. The two most influential standards for this sector are:

     * The Federal Health Insurance Portability and Accountability Act - which focuses on the privacy and security of healthcare information

     * Decision Support 2000+ - Center for Mental Health Services data standards for state operated/funded facilities

We intend to capitalize on the increased demand for information systems driven by these federal initiatives by:

     * Offering end-to-end solutions meeting the federal data standards to all market segments.

     *   Providing technology features that maximize end user effectiveness.

Our product suite Avatar, coupled with our best-of-breed partners offers comprehensive enterprise-wide solutions for all provider types within this sector. Our Electronic Medical Record, Avatar-CWS, selected for the prestigious Davies Award, is the first for a behavioral/public health application.
Avatar-CWS is the platform for accommodating the emerging federal data standards. Avatar is available in both client/server and ASP/internet deployment options.

On the technology front, we will be expanding the Avatar product line to include three broad-base distribution vehicles:

     * Web Portal: Avatar will be offered through a web portal to provide single and small practice groups access on a subscription basis.

     * Smart Card: Our pilot project in patient access for treatment services in methadone maintenance will be expanded to provide a secure link between multi-service agencies, such as court diversion and treatment.

     * Palm Pilot: Connectivity of Avatar and Palm Pilots will extend the distribution of clinical record keeping to the point of service between clinician and consumer.

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

Organization of the Company

We are a Delaware corporation formed in September 1992 under the name Medical Services Corp. Our name was changed to Carte Medical Corporation in October 1993, CSMC Corporation in June 1995 and to Netsmart Technologies, Inc. in February 1996. Our executive offices are located at 146 Nassau Avenue, Islip, New York 11751, telephone (631) 968-2000. Reference to us and to Netsmart include our subsidiary, Creative Socio-Medics, unless the context indicates otherwise. Our website is located at www.csmcorp.com. Neither the Information contained in our website nor the information contained in any Internet website is a part of this Form 10-K Annual Report.

Risk Factors

If we are unable to obtain additional capital, we may not be able to develop our
--------------------------------------------------------------------------------
business.
---------

We had working capital of $5.9 million at December 31, 2000. We may require additional capital in order to expand and develop our business and perform our obligations under our agreements and purchase orders. We have no commitments from any person to provide us with any such capital. Our business may suffer if we do not obtain the capital when it is required.

Because we are particularly  dependent upon government  contracts,  our business
--------------------------------------------------------------------------------
may be impaired by policies relating to entitlement programs.
-------------------------------------------------------------

We market our health information systems principally to behavioral health facilities, many of which are operated by government entities and include entitlement programs. During 2000, we generated 51% of our revenue from contracts with government agencies, as compared with 55% in 1999 and 52% in 1998. Government agencies generally have the right to cancel contracts at their convenience. In addition, we may lose business if government agencies reduce funding for entitlement programs.

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

Because we are dependent on our management,  the loss of key executive  officers
--------------------------------------------------------------------------------
could harm our business.
------------------------

Our business is largely dependent upon our senior executive officers, Messrs. James L. Conway, chief executive officer, Gerald O. Koop, president, Anthony F. Grisanti, chief financial officer, and John F. Philips, vice president -- marketing. Although we have employment agreements with these officers, the employment agreement do not guarantee that the officers will continue with us, and each of these officers has the right to terminate his employment with us on 90 days notice. Our business may be adversely affected if any of our key management personnel or other key employees left our employ.

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

Our growth may be limited if we cannot make acquisitions.
---------------------------------------------------------

An important part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. Our stock price may adversely affect our ability to make acquisitions for equity or to raise funds for acquisition through the issues of equity securities. If we fail to make any acquisitions, our future growth may be limited. As of the date of this Form 10-K annual report, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

If we make any  acquisitions,  they may disrupt or have a negative impact on our
--------------------------------------------------------------------------------
business.
---------

If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us, and our officers may exercise their rights to terminate their employment with us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

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

Shares may be issued  pursuant to options  which may affect the market  price of
--------------------------------------------------------------------------------
our common stock.
-----------------

We may issue stock upon the exercise of options to purchase up to an aggregate 809,718 shares of common stock pursuant to our long-term incentive plans, all of which were outstanding at February 28, 2001. The exercise of these options and the sale of the underlying shares of common stock may have an adverse effect upon the price of our stock.

Health and Human Services Systems and Services

We develop, market and support computer software which enables behavioral/public healthcare organizations to provide a full range of services in a network computing environment.

Users typically purchase one of several healthcare information systems, in the form of a perpetual license to use the system, as well as purchasing professional services, support, and maintenance. In addition, we offer third party hardware and software pursuant to value added resale arrangements with third party vendors. The professional services include project management, training, consulting and software development services, which are provided either on a time and material basis or pursuant to a fixed-price contract. The software development services may require the adaptation of health care information technology systems to meet the specific requirements of the customer.

Our typical license for a health information system ranges from $10,000 to $100,000 for a single facility healthcare organization to $250,000 to $1,000,000 for multi-unit care organizations such as those run by state agencies. Revenue from license fees were approximately $2,603,000, or 12.9% of revenue, for 2000, $2,228,000, or 10.5% of revenue, for 1999 and $2,270,000, or 17.3% of revenue, for 1998. A customer's purchase order may also include third party hardware or software. Revenue from hardware and third party software accounted for approximately $4,158,000, or 20.6% of revenue, for 2000, $5,915,000, or 27.8% of revenue, for 1999 and $2,610,000, or 19.8% of revenue, for 1998. Revenue from turnkey systems labor accounted for approximately $6,502,000, or 32.2% of revenue, for 2000, $7,768,000, or 36.6% of revenue, for 1999 and $3,664,000, or
27.8% of revenue in 1998.

In addition to our behavioral/public healthcare information systems and related services, we offer processing services to substance abuse facilities and maintain a data center facility at which our personnel perform data entry, data processing and produce operations reports for smaller substance abuse clinics. Our data center revenue was approximately $2,263,000, or 11.2% of revenue, for 2000, $1,908,000, or 9% of revenue, for 1999 and $2,164,000, or 16.4% of revenue, for 1998.

Maintenance services have generated increasing revenue and have become a more significant portion of our business since most purchasers of health care information system licenses also purchase maintenance service. Maintenance revenue increases as existing customers purchase additional licenses and new customers purchase their initial software licenses. By agreement with our customers, we provide telephone help services and maintain and upgrade their software. Maintenance contracts may require us to make modifications to meet any new federal and state reporting requirements which become effective during the term of the maintenance contract. We do not maintain the hardware and third party software sold to our customers, but we provide a telephone help line service for certain third party software, which we license to our customers. Our maintenance revenue was approximately $3,521,000, or 17.5% of revenue, for 2000, $2,258,000, or 10.6% of revenue, for 1999 and $1,432,000, or 10.9% of revenue, for 1998.

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

        * Avatar - Practice Management: This system is a comprehensive solution providing patient management functions, billing, tracking, scheduling, and reporting for inpatient treatment facilities.

        * Avatar - Clinician Workstation: This workstation provides a clinician with documentation and medical record management including assessment, care planning, progress notes and on-line medical records. The clinician workstation is our electronic medical record system for behavioral health, which integrates the clinical tools necessary for an interdisciplinary approach to the delivery of human services.

        * Avatar - M4: Pursuant to a joint marketing agreement with Mallinckrodt Pharmaceutical Specialties, a division of Mallinckrodt Inc., we offer a solution for dispensing, admissions and medical records, counselor and reception/security specifically for methadone clinics. We can integrate M4 with our other behavioral health products.

        * Avatar - Managed Care: The managed care and employee assistance program modules include such features as service request management, contact tracking (patients, providers, others), import of eligibility information by contract, provider search by location, specialty, contract, hospital privileges, claims adjudication and payment.

Markets and Marketing

The market for behavioral/public health information systems and related services consists of both private and publicly operated providers offering hospital or community-based outpatient behavioral/public healthcare services. These healthcare providers require a healthcare information system to administer their programs. We believe that there are at least 15,000 behavioral/public healthcare providers in the United States, including public and private hospitals, private and community-based residential facilities and Federal, state and local governmental agencies.

Many long-term behavioral/public healthcare facilities are operated by government entities and include those operated as part of entitlement programs. During the years ended December 31, 2000, 1999 and 1998, approximately 51.0%, 55.0% and 52.0%, respectively, of revenue was generated from contracts with government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract for its convenience, although we have not experienced a termination for convenience in the last five years.

In addition to these major behavioral/public healthcare providers, there are a larger number of sole practitioners, group practices and smaller clinics which may also require behavioral/public healthcare facilities. We intend to market our Internet-based systems to these potential customers.

We believe that the demand for information technology solutions is increasing as a result of:
        1.  new federal initiatives for data standards
        2. continuous pressure from managed care to reduce healthcare delivery costs while expanding the availability of services.

In order to remain competitive, the behavioral/public health delivery networks need detailed clinical and management information systems that enable providers within the networks to maintain a broad scope of accurate medical and financial information, manage costs and deliver quality care efficiently. In addition, the need to upgrade existing systems to meet the increased demand for data processing needs of managed care and regulatory oversight has also resulted in an increased demand for behavioral/public healthcare information technology. These data processing needs include analysis of patient assessments, maintenance of patient records, administration of patient treatment plans and the overall coordination of patient case management.

We coordinate our marketing effort with the state agencies and other major users of our systems. Our state agency clients formed a State Systems Association, presently consisting of state organizations or agencies from 14 states. The association's members work with our management to assess and determine future requirements in both patient managed care coordination and regulatory reporting.

No customer accounted for 10% or more of our revenue in 2000. For the year ended December 31, 1999, one customer accounted for approximately $3.8 million or 18% of our revenue. For the year ended December 31, 1998, this same customer accounted for $2.1 million or 16% of our revenue.

We had a backlog of orders, including ongoing maintenance and data center contracts for our behavioral health information systems of $14.4 million at December 31, 2000 and $14.2 million at December 31, 1999. A substantial amount of the 2000 backlog is expected to be filled during 2001.

Product Development

We incurred product development costs relating to our behavioral health information systems of approximately $1,360,000 in 2000, $800,000 in 1999 and $763,000 in 1998, all of which was company-sponsored. In 2000, we incurred capitalized software development costs of approximately $219,000 in connection with the development of our proposed web portal services and application service provider solutions for healthcare providers. During 2000, we also incurred capitalized software development costs of $334,000 associated with our acquisition of the Connex suite of managed care and employee assistance program information systems. Included in these costs is $100,000 of valued assigned to the 15,528 shares of our common stock which we issued to acquire the Connex suite.

Competition

The healthcare software industry is highly competitive. Although we believe that we can provide a health care facility or managed care organization with software to enable it to perform its services more effectively, other software companies provide comparable systems and also have the staff and resources to develop competitive systems.

According to independent consulting reports, healthcare information technology is an $18.0 billion industry served by numerous vendors. The dominant health care information technology vendors have achieved annual sales of more than $1.0 billion by focusing on solutions for large medical/surgical health care providers, such as large hospital systems and health maintenance organizations, and, have not focused on the behavioral/public healthcare industry. We believe that most of the presently available healthcare management software does not meet the specific needs of the behavioral/public healthcare industry, and that the functionality of our information systems are designed to meet the needs of this market. However, the behavioral health information systems business is serviced by a number of companies, some of which are better capitalized with larger infrastructure than we, and we may not be able to continue to compete effectively with such companies.

We have an established customer base of more than 400 clients nationwide, including substantial private and government providers of healthcare services. During the past three years, we signed contracts to provide our healthcare information systems to twelve state agencies responsible for administering behavioral services, bringing the total of such state agencies to 16.

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

Employees

As of December 31, 2000, we had 130 employees, including four executive, eleven sales and marketing, 104 technical and eleven clerical and administrative employees.

Executive Officers

        Our executive officers are as follows:

           Name               Age            Position
           ----               ---            --------
Edward D. Bright              64     Chairman of the Board
James L. Conway               53     Chief Executive Officer
Gerald Koop                   62     President
Anthony F. Grisanti           51     Chief Financial Officer, Treasurer and
                                     Secretary
John F. Phillips              63     Vice President - Marketing

Mr. Edward D. Bright has been chairman of the board and a director since April 1998. In April 1998, Mr. Bright was also elected as chairman, secretary,


treasurer and a director of Consolidated Technology Group Ltd., a public company now known as The Sagemark Companies Ltd., which is engaged in various lines of business, and a director of Trans Global Services, Inc., which provides technical temporary staffing services. Mr. Bright is also Chairman of Sagemark.

Mr. James L. Conway has been a director since January 1996 and chief executive officer since April 1998 and president from January 1996 until February 2001.
From 1993 to April 1998 he was president of S-Tech Corporation, a manufacturer of aircraft instruments for the U.S. military and specialty vending equipment for postal, telecommunication and other industries. Mr. Conway was previously
Vice President and member of the Board of ITT Credit Corporation, a wholly owned subsidiary of ITT. Mr. Conway is also a director of Trans Global Services, Inc., which provides technical temporary staffing services.

Mr.  Gerald O. Koop has been a  director  since  June 1998 and  president  since
February 2001. He has held management  positions with our  subsidiary,  Creative
Socio-Medics, for more than the past five years, most recently as its chief executive officer, a position he has held since 1996.

Mr.  Anthony F. Grisanti has been  treasurer  since June 1994,  secretary  since
February 1995 and chief financial officer since January 1996. He was chief financial officer of Creative Socio-Medics for more than five years prior thereto.

Mr. John F.  Phillips has been a director and vice  president - marketing  since
June 1996. He has been and vice  president of Creative  Socio-Medics  since June
1994.  He was also our vice  president  --  marketing  from June 1994 to January
1996. He was a senior executive officer and director of Creative Socio-Medics and its parent company for more than five years prior to June 1994.

Item 2.   Property

We lease office space at the following locations:

Location                           Purpose         Space          Annual Rental         Expiration
--------                           -------         -----          -------------         ----------
146 Nassau Avenue                  Executive       18,000         $303,000, plus 4%     12/31/03
Islip, New York                    offices         square feet    annual increases

1335 Dublin Road                   Offices         3,500          $51,000               11/30/01
Columbus, Ohio                                     square feet

18B Ledgebrook Run                 (2)             1,800          $21,000(1)            10/31/02
Mansfield Center, Connecticut,                     square feet

7590 Fay Avenue                    Offices         1,800          $44,000, plus 6%      12/31/01
La  Jolla, California                              square feet    annual increases

----------
(1)     This lease provides for an annual increase in rent for operating expenses and real estate taxes.

(2) These offices are no longer being used by us, and the space is being subleased at our cost.

We believe that our space is adequate for our immediate needs and that, if additional space is required, it would be readily available on commercially reasonable rates.

Item 3.   Legal Proceedings

In October 2000, our subsidiary, Creative Socio-Medics, commenced an action against the City of Richmond, in the Supreme Court of the State of New York, County of Suffolk, which action was subsequently removed to the United States
District Court for the Eastern District of New York, for failure to pay more than $1 million

                                        8

pursuant a contract we have with Richmond. Richmond advised the court that it intended to move to dismiss the complaint for lack of personal jurisdiction in New York and improper venue. The parties are currently engaged in discovery on jurisdictional issues. In November 2000, Richmond filed a complaint in the Circuit Court for the City of Richmond, Richmond, Virginia, alleging, among other things, that the contract with Creative Socio-Medics was procured through fraudulent misrepresentations concerning the nature of the work to be performed and the price for the services and that Creative Socio-Medics failed to perform its obligations under the agreement, seeking damages of $373,000 and a finding that it owes no additional amounts to Creative Socio-Medics. The parties entered into a stipulation staying the Richmond action until a determination of Richmond's jurisdictional challenges to the New York action. We believe that we have valid claims against Richmond and we intend to vigorously pursue those claims. We also believe that the allegations contained in Richmond's complaint are without merit and we intend to vigorously defend against those claims.

In November 2000,  Creative  Socio-Medics  commenced an action  against  Insight
Recovery  Center Inc.,  in the Supreme  Court of the State of New York County of
Suffolk,  which action was  subsequently  removed to the United  State  District
Court of the Eastern District of New York. The complaint alleges breach of contract in failing to pay $147,406 pursuant to an agreement with Insight
Recovery Center. Insight Recovery Center has not filed an answer to the complaint and advised Creative Socio-Medics that it intended to challenge jurisdiction in New York. Also in November 2000, Insight Recovery Center filed a complaint against Creative Socio-Medics in the Circuit Court for the County of Genessee, Michigan, which action was removed to the United States District Court for the District of Michigan alleging, among other claims, fraudulently inducement and breach of contract. Creative Socio-Medics has not filed an answer to that complaint and advised Insight Recovery Center that it intended to challenge jurisdiction in Michigan. However, prior to any motion being made, the parties have agreed in principle to a settlement, which provides, among other things, for a payment by Insight Recovery Center to Creative Socio-Medics and for Creative Socio-Medics to perform services and provide product over an extended period of time at stated rates. If the settlement in principle is not implemented for any reason and the actions go forward, we believe that we have valid claims against Insight Recovery Center and we intend to vigorously pursue those claims. We also believe that the allegations contained in Insight's complaint are without merit and we intend to vigorously defend against those claims.

In June 2000, Psychiatric  Solutions,  Inc. commenced an action against Creative
Socio-Medics,  Inc. in the Chancery  Court in the State of  Tennessee,  Davidson
County,   alleging  that  Creative  Socio-Medics  breached  its  agreement  with
Psychiatric   Solutions   and  made  material   representations   regarding  the
capabilities of the Creative Socio-Medics programs. The complaint sought damages of in excess of $2  million.  Although  we believe  that the action was  without merit, we settled the action by paying $37,500 to Psychiatric Solutions.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 21, 2000, we held our 2000 annual meeting of stockholders.

The following individuals were elected as directors:

Name                           Number of Votes             Broker Non Votes
Edward D. Bright                   3,096,975                   1,667,349
James L. Conway                    3,096,975                   1,667,349
John F. Phillips                   3,096,975                   1,667,349
Gerald O. Koop                     3,096,975                   1,667,349
Joseph G. Sicinski                 3,096,975                   1,667,349



The following proposals were approved as follows:

                                                                            Broker
                               Votes For    Votes Against      Abstain      Non Votes
Approval of the amendment
to the 1999 Long Term

Incentive Plan                 1,345,702        139,943         5,758       1,667,349

Approval of the 1999
Stock Purchase Plan            1,384,837        100,624         5,942       1,667,349

Approval of the selection of
Richard A. Eisner & Co., LLP
as independent auditors for
2000                           3,089,906          1,432        46,556       1,667,349




                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on The Nasdaq  SmallCap Market under the symbol NTST.
Set forth below is the reported high and low sales prices of our Common Stock for each quarterly period during the past two years.

        Quarter Ending                             High                 Bid
        --------------                             ----                 ---

        March 31, 1999                              4.91                2.59
        June 30, 1999                               4.63                3.50
        September 30, 1999                          7.69                4.25
        December 31, 1999                           8.13                6.00

        March 31, 2000                             11.75                5.25
        June 30, 2000                              11.38                4.00
        September 30, 2000                          5.69                3.31
        December 31, 2000                           4.13                1.50


As of December 31, 2000, there were approximately 1,950 holders of record of our common stock. The closing price of our common stock was $2.25 per share on March
20, 2001. These quotations reflect inter- dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have not paid any cash dividends to the holders of our common stock since our organization.

We did not sell any unregistered securities during 2000.

                                       10

Item 6.  Selected Financial Data

                                                        Year Ended December 31,
                                                        -----------------------
                                      2000         1999          1998         1997        1996
                                      ----         ----          ----         ----        ----
                                                   (in thousands except per share data)
Selected Statements
  of Operations Data:

Revenue                             $20,171      $21,252       $ 13,165      $  7,635    $  6,538

Income (Loss) from Continuing
 Operations before interest
 and other financing costs            2,141(1)     1,895            759          (536)     (3,614)(2)

Income (Loss) from Discontinued
 Operations                              70          180           (217)       (2,615)       (801)

Net Income (Loss)                     2,386(1)     1,825            196        (3,459)     (6,579)(2,3)

Per Share Data - Diluted:
 Continuing Operations                  .61          .47            .12          (.37)      (3.36)
 Discontinued Operations                .02          .05           (.08)        (1.10)       (.47)
 Net Income (loss)                      .63          .52            .04         (1.47)      (3.83)

Weighted average number
 of shares outstanding                3,771        3,516          2,865         2,387       1,716

Selected Balance
 Sheet Data:
 Working Capital (deficiency)         5,858        2,012             10          (537)        477

Total Assets                         15,301       13,972         10,289         7,340       8,251

Total Liabilities                     5,997        8,617          7,005         4,200       3,836

Accumulated Deficit                 (10,886)     (13,272)       (15,097)      (15,293)    (11,726)

Stockholders' Equity                  9,304        5,355          3,284         3,140       4,415

----------
        (1)Includes benefit of net operating loss in the amount of $494,000.

        (2)Includes $3,492 of non-cash compensation charges arising from the issuance by the Company of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors.

        (3)Includes $1,692 of non-cash costs associated with the issuance of 500,000 shares of common stock to certain noteholders and 25,000 shares of common stock to the Company's asset based lender.

        All per share information has been retroactively adjusted for the one-for-three reverse stock split which became effective September 1998.

                                       11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

A significant portion of our revenue is derived from fixed price software development contracts and licenses. We recognize this revenue on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. The largest component of our revenue is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue could be affected. Additionally, during 2000, we implemented an increased product enhancement effort relating principally to new product functionality, technology upgrades and the addition of clinical content. We also undertook the development of a significant upgrade to our core product, which resulted in a migration to leading edge technologies. We allocated to these projects personnel who had previously performed services for clients which generated revenue.

Years Ended December 31, 2000 and 1999

Our revenue for 2000 was $20,171,000, a decrease of $1,081,000, or 5%, from our 1999 revenue, which was $21,252,000. The largest component of revenue was turnkey systems labor revenue, which decreased to $6,502,000 in 2000, from $7,768,000 in 1999, reflecting a 16% decrease. This decrease reflects the allocation of personnel to our product enhancement efforts instead of services under the contracts. Revenue from third party hardware and software decreased to $4,158,000 in 2000 from $5,915,000 in 1999, which represents a decrease of 30%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue increased to $2,263,000 in 2000 from $1,908,000 in the 1999, reflecting an increase of 19%. This increase is substantially the result of work being performed for one particular client. There are no assurances that revenue will continue at this rate for this client. License revenue increased to $2,603,000 in 2000 from $2,228,000 in 1999, reflecting an increase of 17%.
License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Maintenance revenue increased to $3,521,000 in 2000 from $2,258,000 in 1999, reflecting an increase of 56%. As turnkey systems are completed, they are transitioned to the maintenance division. During 2000 we completed the turnkey systems for approximately 32 new clients, for which we are performing maintenance services. Revenue from the sales of our small turnkey division decreased to $1,124,000 in 2000 from $1,174,000 in 1999, reflecting a decrease of 4%.

Revenue from contracts from government agencies represented 51% of revenue in 2000 and 55% of revenue in 1999. This decrease reflects both the completion of contracts with government agencies and recognition of revenue from a substantial contract with a private institution.

Gross profit increased to $8,215,000 in 2000 from $7,375,000 in 1999, reflecting an 11% increase. Our overall gross margin was 41% in 2000 compared to 35% in 1999. The increase in gross margin was substantially attributable to the decrease in our third party hardware and software revenue, which yields margins significantly less than revenue from our behavioral health systems and services, and the increase in maintenance revenue, which generates a higher gross margin since the core costs and infrastructure investment have previously been established.

Selling, general and administrative expenses were $4,534,000 in 2000, a decrease of 1/2 % from the $4,553,000 in 1999.

In 2000 we issued warrants for services rendered. We also extended one series of our warrants for fourteen months. An aggregate of $181,000 was charged to operations for the warrant issuance and the warrant extension. As a result of the extension of the warrants in 2000, we raised additional equity of $1,153,000 from the exercise of the warrants. In 1999 we issued warrants for services rendered. We also extended one series of warrants for two months. An aggregate of $127,000 was charged to operations for the warrant issuance and the warrant extension.

We incurred product development expenses of $1,360,000 in 2000, an increase of 70% from the $800,000 in 1999. Research and development expenses increased in 2000 as a result of several major product initiatives. These initiatives include the repositioning of all of our products to a client environment that will facilitate alternative system delivery methods, including Internet and application service provider channels. Additionally, we significantly upgraded our core product to provide them with more current technologies and to integrate them with customer specific requirements.

Interest expense was $161,000 in 2000, a decrease of $89,000, or 36%, from the $250,000 in 1999. This decrease was the result of lower borrowings during 2000, in addition to a reduced cost of borrowings. The most significant component of the interest expense on an ongoing basis is the interest payable to our asset-based lender. We paid interest on such loans at a rate equal to prime plus 5 % in 1999. In October 1999, we entered into a new credit facility agreement. The interest rate of the new facility is 2% above the prime rate. During 2000, we paid all our outstanding borrowings from the lender, and, at December 31, 2000, there were no outstanding obligations to the lender. This facility remains available under the same terms and conditions if we need to borrow in the future.

We recognized a gain of $70,000 from our discontinued operations in 2000. This gain resulted from the reduction in our reserve against a promissory note received from the sale of the discontinued operations. We reduced the reserve as a result of our sale of our interest in the purchaser for a note. In 1999, we recognized a gain from our discontinued operations of $180,000.

We have a net operating loss tax carry forward of approximately $7 million. However, in 2000, we provided for income taxes in the amount of $157,000. This provision was based upon federal alternative minimum tax calculations as well as for certain state taxes where we do not have any net operating loss carry forwards. In addition, we recognized a partial tax benefit in the amount of $494,000 principally related to our net operating loss carry forwards.

As a result of the foregoing factors, in 2000 we generated a net income from continuing operations of $2,316,000, or $.69 per share (basic) and $.61 per share (diluted), a gain from discontinued operations of $70,000, or $.02 per share (basic and diluted), and a net income of $2,386,000, or $.71 per share (basic) and $.63 per share (diluted). For 1999, we generated net income from continuing operations of $1,645,000, or $.56 per share (basic) and $.47 per share (diluted), a gain from discontinued operations of $180,000, or $.06 per share (basic) and $.05 per share (diluted), and a net income of $1,825,000, or $.62 per share (basic) and $.52 per share (diluted).

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

Liquidity and Capital Resources

We had working capital of $5.9 million at December 31, 2000 as compared to working capital of $2 million at December 31, 1999. Our cash position increased from $205,000 at December 31, 1999 to $2.4 million at December 31, 2000. The increase in working capital for 2000 was substantially due to net income after adding back depreciation and amortization as well as from capital received from the exercise of warrants and options totaling $1.3 million.

Our principal source of funds, other than revenue, is an accounts receivable financing agreement with an asset based lender which permits us to borrow up to 80% of eligible accounts receivable up to a maximum of $3.5 million. At December 31, 2000, there were no outstanding borrowings under this facility and the maximum amount available to borrow under this formula was $1.3 million.

At December 31, 2000, accounts receivable and costs and estimated profits in excess of interim billings were approximately $8.5 million, representing approximately 156 days of revenue based on annualizing the revenue for the year ended December 31, 2000, although no assurance can be given that revenue will continue at the same level as the year ended December 31, 2000.

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

Forward Looking Statements

Statements in this Form 10-K include forward-looking statements that address, among other things, our expectations with respect to the development of our business. In addition to these statements, other information including words such as "seek" "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Annual Report on Form 10-K under "Risk Factors" and elsewhere, and in other documents which we file with the Securities and Exchange Commission.


                           Netsmart Technologies, Inc.
                                Quarterly Summary
                                    Unaudited

In thousands, except per share data amounts
                                                 1st Quarter    2nd Quarter   3rd Quarter    4th Quarter
                                                 -----------    -----------   -----------    -----------
               2000 (a)

Total revenue                                    $  5,601       $  4,909      $  5,099       $  4,562
Gross profit                                        2,085          2,142         1,884          2,104
Net income from continuing operations                 437            453           451            975
Discontinued operations                                -              -             -              70
Net income                                            437            453           451          1,045

Per share amounts:
  Net earnings - Basic:
    Continuing operations                        $   0.14       $   0.13      $   0.13       $   0.28
    Discontinued operations                      $     -        $     -       $     -        $   0.02
                                                 --------       --------     ---------      ---------
                                                 $   0.14       $   0.13      $   0.13       $   0.30
                                                 ========       ========     =========      =========

Net earnings - Diluted:

  Continuing operations                          $   0.12       $   0.12      $   0.12       $   0.25
 Discontinued operations                         $     -        $     -       $     -        $   0.02
                                                 --------       --------      --------       --------
                                                 $   0.12       $   0.12      $   0.12       $   0.27

               1999

Total revenue                                    $  5,235       $  5,572      $  5,240       $  5,205
Gross profit                                        1,788          1,957         1,866          1,764
Net income from continuing operations                 327            413           444            461
Discontinued operations                                -              -             -             180
Net income                                            327            413           444            641

Per share amounts:
  Net earnings - Basic:
    Continuing operations                        $   0.11       $   0.14      $   0.15       $   0.15
    Discontinued operations                      $     -        $     -       $     -        $   0.06
                                                 --------       --------      --------       --------
                                                 $   0.11       $   0.14      $   0.15       $   0.12
                                                 ========       ========      ========       ========

  Net earnings - Diluted:

    Continuing operation                         $   0.11       $   0.12      $   0.13       $   0.13
    Discontinued operations                      $     -        $     -             -            0.05
                                                 --------       --------      --------       --------
                                                 $   0.11       $   0.12      $   0.13       $   0.18
                                                 ========       ========      ========       ========


(a) Includes the benefit of a net operating loss in the amount of $494 in the fourth quarter of 2000.


                                       16

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data begin on page F-1 of this Form 10-K.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    Part III

Items 10, 11, 12, and 13.

The information called for by Item 10 (Directors and Executive Officers),
Item II (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from our definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2000.


Part IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.

1.             Financial Statements
               Report of Richard A. Eisner & Company, LLP
               Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the Years Ended
               December 31,  2000,  1999 and 1998
               Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998
               Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
               Notes to Consolidated Financial Statements

2.             Financial Statement Schedules
               None

3.             Reports on Form 8-K
               None

4.             Exhibits
               3.1(1)    Restated Certificate of Incorporation, as amended
               3.2(1)    By-Laws
               10.1      Employment Agreement dated January 1, 2001, between the
                         Registrant and James L. Conway.
               10.2      Employment Agreement dated January 1, 2001, between the
                         Registrant and John F. Phillips.
               10.3      Employment Agreement dated January 1, 2001, between the
                         Registrant and Gerald O. Koop.
               10.4      Employment Agreement dated January 1, 2001, between the
                         Registrant and Anthony F. Grisanti.
               10.5(1)   1993 Long-Term Incentive Plan.
               10.6(2)   1998 Long-Term Incentive Plan.
               10.7(3)   1999 Long-Term Incentive Plan.
               10.8(3)   1999 Employee Stock Purchase Plan
               10.9(4)   Agreement dated August 26, 1999, between the Registrant
                         and Silicon Valley Bank.
               21.1      Subsidiaries of the Registrant.
               25.1      Powers of attorney (See Signature Page)

----------
(1) Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.

(2) Filed as an appendix the Registrant's proxy statement dated September 30, 1999, relating to its 1999 Annual Meeting of Stockholders and incorporated herein by reference.

(3) Filed as an appendix the Registrant's proxy statement dated November 9, 2000, relating to its 2000 Annual Meeting of Stockholders and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

                           NETSMART TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------



                                                                   Page to Page

Independent Auditors' Report.......................................F-3

Consolidated Balance Sheets........................................F-4......F-5

Consolidated Statements of Income..................................F-6......F-7

Consolidated Statements of Stockholders' Equity....................F-8

Consolidated Statements of Cash Flows..............................F-9......F-11

Notes to Consolidated Financial Statements ........................F-12.....F-28




                              . . . . . . . . . . .

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Netsmart Technologies, Inc.
Islip, New York

          We have audited the accompanying consolidated balance sheets of Netsmart Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsmart Technologies, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2000, in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

New York, New York
February 27, 2001

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          December 31,
                                                          ------------
                                                     2 0 0 0        1 9 9 9
                                                     -------        -------
Assets:

Current Assets:

        Cash and Cash Equivalents                $  2,418,947       $    204,989
        Accounts Receivable - Net                   4,688,598          5,789,734
        Costs and Estimated Profits in Excess
          of Interim Billings                       4,068,255          4,253,072
        Note Receivable                                    -             150,000
        Deferred taxes                                494,000                 -
        Other Current Assets                          144,942            167,516
                                                  -----------        -----------

        Total Current Assets                       11,814,742         10,565,311
                                                  -----------        -----------

Property and Equipment - Net                          512,281            534,864
                                                  -----------        -----------

Other Assets:
        Software Development Costs - Net              822,645            310,722
        Customer Lists - Net                        2,064,832          2,399,108
        Other Assets                                   86,213            162,472
                                                  -----------        -----------

        Total Other Assets                          2,973,690          2,872,302
                                                  -----------        -----------

        Total Assets                             $ 15,300,713       $ 13,972,477
                                                  ===========        ===========

See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         December 31,
                                                                         ------------
                                                                   2 0 0 0          1 9 9 9
                                                                   -------          -------
Liabilities and Stockholders' Equity:

Current Liabilities:
        Notes Payable                                           $        --       $    882,404
        Capital Lease Obligations                                     35,756            25,385
        Accounts Payable                                             807,298         2,562,087
        Accrued Expenses                                           1,154,647         1,243,548
        Interim Billings in Excess of Costs and Estimated
          Profits                                                  3,350,697         3,750,847
        Deferred Revenue                                             608,444            88,546
                                                                 -----------       -----------

Total Current Liabilities                                          5,956,842         8,552,817
                                                                 -----------       -----------

Capital Lease Obligations - Less current portion
        included above                                                40,458            64,627
                                                                 -----------       -----------

Commitments and Contingencies

Stockholders' Equity:
        Preferred Stock - $.01 Par Value, 3,000,000
          Shares Authorized; None issued and outstanding

        Common  Stock - $.01 Par Value;  Authorized
        15,000,000  Shares;  Issued 3,524,692 shares
        at December 31, 2000, 2,988,738 shares at
        December 31, 1999                                             35,246            29,887

        Additional Paid in Capital                                20,454,391        18,657,579

        Accumulated Deficit                                      (10,886,414)      (13,272,433)
                                                                 -----------       -----------
                                                                   9,603,223         5,415,033

        Less cost of shares of Common Stock held
        in treasury - 28,038  shares at December 31,
        2000 and 5,333 shares at December 31, 1999                   299,810            60,000
                                                                 -----------       -----------

        Total Stockholders' Equity                                 9,303,413         5,355,033
                                                                 -----------       -----------

        Total Liabilities and Stockholders' Equity              $ 15,300,713      $ 13,972,477
                                                                 ===========        ==========


See Notes to Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                    Year ended December 31,

                                            2 0 0 0         1 9 9 9         1 9 9 8
                                            -------         -------         -------
Revenues:

  Software and Related
    Systems and Services:

    General                              $14,387,256     $17,085,603     $  9,569,100
    Maintenance Contract
      Services                             3,520,717       2,257,869        1,431,695
                                          ----------      ----------      -----------
    Total Software and Related
      Systems and Services                17,907,973      19,343,472       11,000,795

  Data Center Services                     2,262,676       1,908,158        2,164,472
                                          ----------      ----------      -----------

  Total Revenues                          20,170,649      21,251,630       13,165,267
                                          ----------      ----------       ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                8,645,275      11,054,960        5,975,249
    Maintenance Contract
      Services                             2,285,663       1,713,759          975,212
                                          ----------      ----------       ----------

    Total Software and Related
      Systems and Services                10,930,938      12,768,719        6,950,461

  Data Center Services                     1,024,523       1,107,571        1,131,078
                                          ----------      ----------       ----------

  Total Cost of Revenues                  11,955,461      13,876,290        8,081,539
                                          ----------      ----------       ----------

Gross Profit                               8,215,188       7,375,340        5,083,728
                                          ----------      ----------       ----------

Selling, General and
  Administrative Expenses                  4,533,829       4,552,866        3,516,288
Cost of Warrants Issued and
  Their Extensions                           181,000         127,000               -
Related Party Administrative Expense              -               -            45,000
Research and Development                   1,359,781         800,470          763,059
                                          ----------      ----------       ----------

  Total                                    6,074,610       5,480,336        4,324,347
                                          ----------      ----------       ----------

Income from Continuing Operations
  before Interest Expense                  2,140,578       1,895,004          759,381

Interest Expense                             161,386         250,235          346,114
                                          ----------      ----------       ----------

Income from Continuing Operations
  before income tax benefit                1,979,192       1,644,769          413,267

Income Tax Benefit                          (336,827)             -                -
                                          ----------      ----------       ----------

Income from Continuing Operations          2,316,019       1,644,769          413,267
                                          ----------      ----------       ----------

See Notes to Consolidated Financial Statements.

                                      F - 6


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                                                                      Year ended December 31,
                                                                      -----------------------
                                                            2 0 0 0           1 9 9 9          1 9 9 8
                                                            -------           -------          -------

Discontinued Operations:
  Loss from Discontinued Operations                                                  -           (397,018)
  Gain on Sale of Discontinued Operations                     70,000            180,000           180,000
                                                          ----------         ----------        ----------

  Income (Loss) from Discontinued Operations                  70,000            180,000          (217,018)
                                                          ----------         ----------        ----------

  Net Income                                               2,386,019          1,824,769           196,249

  Less Cumulative Preferred Stock Dividends                       -                  -             72,600
                                                          ----------         ----------        ----------

  Net Income Applicable to Common Stock                  $ 2,386,019        $ 1,824,769       $   123,649
                                                          ==========         ==========        ==========


Earnings Per Share of Common Stock:
  Basic:
    Income from Continuing Operations                    $       .69        $       .56       $       .12
    Income (Loss) from Discontinued Operations                   .02                .06              (.08)
                                                          ----------         ----------        ----------

    Net Income                                           $       .71        $       .62       $       .04
                                                          ==========         ==========        ==========

    Weighted Average Number of Shares of
      Common Stock Outstanding                             3,367,005          2,921,254         2,779,655
                                                          ==========         ==========        ==========

  Diluted:
    Income from Continuing Operations                    $       .61        $       .47       $       .12
    Income (Loss) from Discontinued Operations                   .02                .05              (.08)
                                                          ----------         ----------        ----------

    Net Income                                           $       .63        $       .52       $       .04
                                                          ==========         ==========        ==========

    Weighted Average Number of Shares of
      Common Stock Outstanding                             3,770,992          3,516,317         2,864,993
                                                          ==========         ==========        ==========




See Notes to Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                       Additional                         Additional
                                         Paid-in                            Paid-in
                         Series D        Capital                            Capital                                      Total
                     Preferred Stock   Preferred       Common Stock        Common     Accumulated  Treasury  Shares  Stockholders'
                     ---------------   ---------       ------------        ------     -----------  --------  ------  ------------
                      Shares   Amount     Stock     Shares       Amount      Stock       Deficit     Shares    Cost      Equity
                      ------   ------     -----     ------       ------      -----       -------     ------    ----      ------


Balance -
 December 31, 1997    1,210   $  12   $ 1,209,509   2,777,999   $27,780  $17,195,668  $(15,293,451)                      $3,139,518

Common Stock Issued -
 Exercise of Options                                    8,922        89        8,236                                          8,325

Purchase of Treasury
 Shares                                                                                               5,333   $ (60,000)    (60,000)

Net Income                                                                                 196,249                          196,249
                      -----    ----    ----------   ---------    ------   ----------   -----------   ------    --------   ---------


Balance -
 December 31, 1998    1,210      12     1,209,509   2,786,921    27,869   17,203,904   (15,097,202)   5,333     (60,000)  3,284,092

Common Stock Issued -
 Exercise of Options                                   99,317       993      112,554                                        113,547

Common Stock Issued -
 Consultant                                             2,500        25        5,600                                          5,625

Common Stock Issued
 for Redemption of
 Series D Preferred
 Stock               (1,210)    (12)   (1,209,509)    100,000     1,000    1,208,521                                             -

Issuance and
 Extension of Warrants                                                       127,000                                        127,000

Net Income                                                                               1,824,769                        1,824,769
                      -----    ----    ----------   ---------    ------   ----------   -----------   ------    --------   ---------
                         -       -             -    2,988,738    29,887   18,657,579   (13,272,433)   5,333     (60,000)  5,355,033

Balance -
 December 31, 1999

Common Stock Issued -
 Exercise of Options                                  328,321     3,283      378,258                 22,705    (239,810)    141,731

Common Stock Issued -
 Exercise of Warrants                                 192,105     1,921    1,137,709                                      1,139,630

Common Stock Issued -
 Acquisition                                           15,528       155       99,845                                        100,000

Issuance and Extension
 of Warrants                                                                 181,000                                        181,000

Net Income                                                                               2,386,019                        2,386,019
                      -----    ----    ----------   ---------    ------   ----------   -----------   ------    --------   ---------

Balance -
 December 31, 2000       -    $  -    $        -    3,524,692   $35,246  $20,454,391  $(10,886,414)  28,038   $(299,810) $9,303,413
                      =====    ====    ==========   =========    ======   ==========    ==========   ======    ========   =========


See Notes to Consolidated Financial Statements.

                                      F - 8

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                     Year ended December 31,
                                                                     ----------------------
                                                         2 0 0 0           1 9 9 9           1 9 9 8
                                                         -------           -------           -------

Operating Activities:
  Income from Continuing Operations                   $ 2,316,019       $ 1,644,769       $    413,267
                                                       ----------        ----------        -----------
  Adjustments to Reconcile Income
    from Continuing Operations to Net Cash
    Provided by (Used in) Operating Activities:
    Depreciation and Amortization                         717,776           600,907            561,562
    Financing Costs Related to Issuance
    and Extension of Warrants                             181,000           127,000
    Financing Expenses related to the issuance
    of Common Stock                                                           5,625
    Cash Used in Discontinued Operations                                                      (397,018)
    Provision for Doubtful Accounts                       330,000            84,000             60,000

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
    Accounts Receivable                                   771,136        (2,273,709)        (1,477,607)
    Costs and Estimated Profits in
    Excess of Interim Billings                            184,817        (1,353,377)        (2,357,371)
    Other Current Assets                                   22,574           (57,921)           (25,825)
    Deferred Taxes                                       (494,000)               -                  -
    Other Assets                                           76,259           (61,408)             5,839

    Increase [Decrease] in:
    Accounts Payable                                   (1,754,789)          395,754          1,034,641
    Accrued Expenses                                      (88,901)           64,655            102,773
    Interim Billings in Excess of
    Costs and Estimated Profits                          (400,150)        1,946,848            852,114
    Deferred Revenue                                      519,898            40,927            (69,461)
                                                       ----------        ----------        -----------

    Total Adjustments                                      65,620          (480,699)        (1,710,353)
                                                       ----------        ----------        -----------

  Net Cash Provided by (Used In)
    Operating Activities                                2,381,639         1,164,070         (1,297,086)
                                                       ----------        ----------        -----------

Investing Activities:
  Acquisition of Property and
    Equipment                                            (236,740)         (406,751)          (222,031)
  Software Development Costs                             (536,100)         (208,972)
  Cash Provided by Discontinued Operations                220,000           180,000             30,000
                                                       ----------        ----------        -----------

  Net Cash Used In Investing Activities                  (552,840)         (435,723)          (192,031)
                                                       ----------        ----------        -----------

See Notes to Consolidated Financial Statements.

                                      F - 9

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                     Year ended December 31,
                                                                     ----------------------
                                                         2 0 0 0           1 9 9 9           1 9 9 8
                                                         -------           -------           -------
Financing Activities:
  Proceeds from Short-Term Notes                                            882,404            704,517
  Payment of Short-Term Notes                            (882,404)       (1,639,694)
  Proceeds from Capitalized Lease Obligation               13,249            40,000
  Proceeds of loans from Related Parties                                                       140,000
  Repayment of loans from related parties                                   (84,000)           (56,000)
  Payment of Capitalized Lease Obligations                (27,047)          (34,304)           (15,658)
  Net Proceeds from Warrant Exercise                    1,139,630
  Net Proceeds from Stock Option Exercise                 141,731           113,547              8,325
  Purchase of Treasury Shares                                                                  (25,000)
  Other                                                                                         76,643
                                                        ---------         ---------          ---------

  Net Cash Provided by (Used in)
    Financing Activities                                  385,159          (722,047)           832,827
                                                        ---------         ---------          ---------

  Net Increase [Decrease] in Cash
    and Cash Equivalents                                2,213,958             6,300           (656,290)

  Cash and Cash Equivalents -
    Beginning of Year                                     204,989           198,689            854,979
                                                        ---------         ---------          ---------

  Cash and Cash Equivalents -
    End of Year                                       $ 2,418,947       $   204,989        $   198,689
                                                        =========         =========          =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the years for:
    Interest                                          $   172,556       $   262,884        $   353,713
    Income Taxes                                      $   157,173       $    41,478        $    16,934

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Year ended December 31, 2000:

The Company issued 15,528 shares of common stock to acquire the Connex suite of managed care and employee assistance program information systems software. These shares were valued at $100,000 which was the market value on date of grant.

During 2000, stock options to purchase 328,321 shares were exercised, and proceeds of $381,541 includes $239,810 representing the market value of 22,705 shares of the Company's common stock which was received for the exercise price of certain of these options.

Year ended December 31, 1999:

Pursuant  to a March  25,  1999  agreement  between  the  Company,  Consolidated
Technology Group Ltd. ("Consolidated"), now known as The Sagemark Companies, SIS
Capital Corp., a wholly-owned subsidiary of Consolidated, and a group of purchasers, consisting principally of the Company's management and directors, on April 8, 1999, Consolidated transferred to the Company, the 1,210 shares of the Company's Series D 6% Redeemable Preferred Stock, including the right to receive
$145,200 of accumulated dividends, and warrants to purchase shares of our common stock in exchange for which the Company issued 100,000 shares of

                                     F - 10

common stock to SIS Capital. The shares of Series D Preferred Stock and the annual dividends of $72,600 associated with the Series D Preferred Stock were cancelled.

Year ended December 31, 1998:

5,333 shares of Common Stock were repurchased from Johnson Computing Systems pursuant to the acquisition agreement, at a cost of $60,000 which was paid by the issuance of a short term note.

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #1
--------------------------------------------------------------------------------

[1] The Company

The Company licenses and installs its proprietary software products, operates an established service bureau and enters into long term maintenance agreements with behavioral health organizations and methadone clinics and other substance abuse facilities throughout the United States.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The financial statements include Netsmart Technologies, Inc. ["Netsmart"], and its wholly-owned subsidiary, Creative Socio-Medics Corp. ["CSM"] as well as PsyMedX, a joint venture in which Netsmart owns an 80% interest (collectively referred to as the "Company"). All intercompany transactions are eliminated in consolidation.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $363,000 and $192,000 at December 31, 2000 and 1999 respectively.

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

The Company's behavioral health information systems are marketed to specialized care facilities, many of which are operated by government entities and include entitlement programs. During the years ended December 31, 2000, 1999 and 1998, approximately 51%, 55% and 52% respectively, of the Company's revenues were generated from contracts with government agencies.

During the year ended December 31, 2000, no one customer accounted for more than 10% of revenue. During the year ended December 31, 1999 and 1998, one customer accounted for approximately $3,835,000 and $2,113,000, respectively, or 18% and 16%, respectively of revenue. Accounts receivable of approximately $69,000 and costs and estimated profits in excess of billing of $1,805,000 less $170,000 in interim billings in excess of costs and estimated profits were due from this customer at December 31, 1999.

The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 2000 and 1999, cash and cash equivalent balances of $2.2 million and $90,000 respectively, were held at a financial institution in excess of federally insured limits.

Revenue Recognition - During 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition." This SOP provides guidance on revenue recognition on software transactions. The company adopted SOP 97-2 in 1998. The adoption did not have a material impact on the financial position or results of operations of the Company. The Company recognizes revenue principally from

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

the licensing of its software and from consulting and maintenance services rendered in connection with such licensing activities. Information processing revenues are recognized in the period in which the service is provided. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. The Company also derives revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. Consulting revenue is recognized when the services are rendered. No revenue is recognized prior to obtaining a binding commitment from the customer.

Software development revenue from time-and-materials contracts are recognized as services are performed. Revenue from fixed price software development contracts and revenue under license agreements which require significant modification of the software package to the customer's specifications, are recognized on the estimated percentage-of-completion method. Using the units- of-work-performed method to measure progress towards completion, revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenue from software package license agreements without significant vendor obligations is recognized upon delivery of the software. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.

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

During 2000, the Company acquired the Connex suite of managed care and employee assistance program information systems. The acquisition price consisted of approximately $47,000 in cash and 15,528 shares of Netsmart's common stock valued at $100,000. The purchase price was allocated to computer software in the amount of $147,000. During 2000, the Company made additional enhancements to the purchased software in the amount of $270,000. The Company has amortized $83,000 of these total costs during 2000. As of December 31, 2000, the Company has invested approximately $417,000 on this effort of which $334,000 remains capitalized.

During 1999, the Company established PsyMedX, a joint venture with Pathware Inc. The Company owns 80% of PsyMedX and Pathware, Inc. owns 20%. The agreement focuses on a joint effort to develop and market web portal services and ASP solutions for the behavioral/public healthcare providers, consumers and managers throughout the United States. As of December 31, 2000, the Company has invested approximately $428,000 in this venture which is reflected as software development costs.

Information related to capitalized software costs applicable to continuing operations is as follows:

        Year ended December 31,               2000          1999         1998
        -----------------------               ----          ----         ----

        Beginning of Year                  $ 310,722     $ 142,450    $ 183,150
        Capitalized                          636,100       208,972           -
        Amortization                        (124,177)      (40,700)     (40,700)
                                            --------      --------     --------

          Net                              $ 822,645     $ 310,722    $ 142,450
          ---                               ========      ========     ========

Customer Lists - Customer lists represent a listing of customers obtained through the acquisition of CSM to which the Company can market its products. Customer lists are being amortized on the straight-line method over an estimated useful life of 12 years.

Customer lists at December 31, 2000 and 1999 are as follows:

                                                         December 31,
                                                         ------------
                                                    2 0 0 0          1 9 9 9
                                                    -------          -------

        Customer Lists                            $4,106,223       $4,106,223
        Less: Accumulated Amortization             2,041,391        1,707,115
                                                   ---------        ---------

        Net                                       $2,064,832       $2,399,108
        ---                                        =========        =========

Amortization expense amounted to 334,276, 334,284 and 334,284, respectively, for the years ended December 31, 2000, 1999 and 1998.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 established accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long- lived assets and certain identifiable intangibles to be disposed of. Management has determined that

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

expected future cash flows (undiscounted and without interest charges) exceed the carrying value of the long lived assets at December 31, 2000 and believes that no impairment of these assets has occurred.

Stock Options and Similar Equity Instruments - The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively, "Options") issued to employees. However, the Company has elected to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Earnings Per Share - Basic earnings per share of common stock is computed by dividing income from continuing operations and net income, after dividends accrued during 1998 for the Series D cumulative preferred stock outstanding, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants.

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company had potentially dilutive options and warrants outstanding of 974,275, 978,022 and 1,830,652 at December 31, 2000, 1999 and
1998, respectively.

All per share information has been retroactively adjusted for the one-for-three reverse stock split which became effective September 1998.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Year ended December 31,
                                                          -----------------------
                                                      2000          1999          1998
                                                      ----          ----          ----

Numerator:

  Income from continuing operations                $2,316,019    $1,644,769      $  413,267
  Less cumulative preferred stock dividends                                          72,600
                                                    ---------     ---------       ---------

  Income available to common stockholders           2,316,019     1,644,769         340,667

Discontinued operations:
  Loss from discontinued operations                                                (397,018)
  Gain on sale of discontinued operations              70,000       180,000         180,000
                                                    ---------     ---------       ---------
Net income available to common stockholders
  after assumed conversions                        $2,386,019    $1,824,769      $  123,649
                                                    =========     =========       =========

Denominator:
Weighted average shares                             3,367,005     2,921,254       2,779,655
                                                    ---------     ---------       ---------
Effect of dilutive securities:
  Employee stock options                              403,987       584,075          85,338
  Stock warrants                                           -         10,988              -
                                                    ---------     ---------       ---------
  Dilutive potential common shares                    403,987       595,063          85,338
                                                    ---------     ---------       ---------

  Denominator for diluted earnings per
    share-adjusted weighted average shares
    after assumed conversions                       3,770,992     3,516,317       2,864,993
                                                    =========     =========       =========

Research and Development - Research and development costs are charged to expense as incurred.

Advertising - Advertising costs are expensed as incurred. Advertising expense amounted to $226,024, $89,488 and $71,908 for the three years ended December 31, 2000, 1999 and 1998, respectively.

[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $370,222 and $305,226 at December 31, 2000 and 1999 respectively. The changes in the allowance for doubtful accounts are summarized as follows:

                                                 Year Ended December 31,
                                                 -----------------------
                                               2000          1999         1998
                                               ----          ----         ----

        Beginning Balance                   $ 305,226     $ 372,797    $ 348,029
        Provision for Doubtful Accounts       330,000        84,000       60,000
        Charge-offs                          (265,004)     (151,571)     (35,232)
                                              -------       -------      -------

        Ending Balance                      $ 370,222     $ 305,226    $ 372,797
                                              =======       =======      =======

                                     F - 16

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[4] Costs and Estimated Profits in Excess of Interim Billings and Interim Billings in Excess of Costs and Estimated Profits

Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

                                                           December 31,
                                                           ------------
                                                     2 0 0 0           1 9 9 9
                                                     -------           -------

Costs Incurred on Uncompleted Contracts           $ 15,063,888     $ 12,582,652
Estimated Profits                                    9,368,984        7,446,962
                                                    ----------       ----------

Total                                               24,432,872       20,029,614
Billings to Date                                    23,715,314       19,527,389
                                                    ----------       ----------

    Net                                           $    717,558     $    502,225
    ---                                             ==========       ==========

Included in the accompanying balance sheet under the following captions:

Costs and estimated profits in excess of
 interim billings                                 $  4,068,255     $  4,253,072
Interim billings in excess of costs and
 estimated profits                                  (3,350,697)      (3,750,847)
                                                    ----------       ----------

    Net                                           $    717,558     $    502,225
    ---                                             ==========       ==========

[5] Discontinued Operations

During 1998 the Company discontinued its CarteSmart division which included its interest in a joint venture. On June 30, 1998, the Company sold this division, with an option to purchase the Company's interest in the joint venture if the other party to the venture did not elect to acquire the Company's interest, to Granite Technologies, Inc. ("Granite"), a corporation formed by the former management of the division. Granite issued to the Company its $500,000 promissory note and an equity interest in Granite equal to 20% at the time of transaction. Granite also agreed to pay certain royalties to the Company. The note was subject to cancellation if the other party to the joint venture elected to purchase the Company's interest. As the Company has virtually no influence over the financing and operating policies of Granite, the interest in Granite is accounted for using the cost method. The Company has been informed that as of December 31, 2000, its 20% interest in Granite has been diluted to 13% as a result of additional equity issued by Granite to third parties.

As a result of the discontinuation of the CarteSmart division, the financial statements for the periods being reported have been restated to reflect the net loss from the CarteSmart division as a loss from discontinued operations. The revenues from the discontinued operations amounted to $33,000 in 1998.

In October 1998, the other party to the joint venture exercised its right to purchase the Company's interest in the joint venture for a $500,000 note. The terms of the note required twenty four monthly principal payments of $15,000 each, commencing November 1, 1998 and a $140,000 balloon payment due November 1, 2000. The note also bears interest at 5.66% per annum. The Company valued the note at $180,000 based on managements estimates of future collections on the note. Collections have exceeded management's expectations of collectibility and therefore the Company has recognized additional gain on sale of discontinued operations.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[6] Property and Equipment

Property and equipment consist of the following:

                                                            December 31,
                                                            ------------
                                                        2 0 0 0      1 9 9 9
                                                        -------      -------

Equipment, Furniture and Fixtures                     $1,082,773      $  869,497
Leasehold Improvements                                   282,589         264,153
                                                       ---------       ---------

Totals - At Cost                                       1,365,362       1,133,650
Less:  Accumulated Depreciation                          853,081         598,786
                                                       ---------       ---------

    Net                                               $  512,281      $  534,864
    ---                                                =========       =========

Depreciation expense amounted to $259,323, $225,923, and $176,578, respectively for the years ended December 31, 2000, 1999 and 1998.

[7] Related Party Transactions

Related Party Administrative Expense - The Company had an agreement with its then principal stockholder, Consolidated, and its subsidiary The Trinity Group, Inc. ("Trinity") pursuant to which the Company paid Trinity a monthly fee of $15,000 for general business, management and financial consulting services. This agreement was mutually terminated, effective April 1, 1998. Pursuant to this agreement, in 1998, the Company charged $45,000 to related party administrative expenses.

[8] Notes Payable

Asset-Based Lender - In October 1999, the Company entered into a new two year credit facility agreement with a bank. Under this agreement, the Company can draw up to 80% of eligible accounts receivable up to $3.5 million, on which it pays interest at 2% above the prime rate. All of the accounts receivable and property and equipment of the Company and its subsidiaries collateralize the note. The Company had no borrowings under this facility at December 31, 2000 and $882,404 at December 31, 1999. The amount available under the credit facility at December 31, 2000 was $1.3 million.

The weighted average interest rate on short-term borrowings outstanding as of December 31, 1999 amounted to approximately 16%.

[9] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

At December 31, 2000, the Company has net operating loss carryforwards of $6,517,000 expiring by 2012. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of this net operating loss carryforward is limited to approximately $1,360,000 per year, plus any prior years' amounts not utilized.

The Company's provision for taxes includes Federal alternative minimum taxes after utilizing its net operating loss as well as certain state and local taxes.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[9] Income Taxes - [Continued]

The expiration dates of net operating loss carryforwards are as follows:

December 31,                                        Amount
-----------                                         ------

    2010                                          $    326,000
    2011                                             2,930,000
    2012                                             3,261,000
                                                   -----------
                                                  $  6,517,000
                                                   ===========

Provision for income taxes consists of the following:

                                           Year ended December 31,
                                           ----------------------
                                        2000            1999          1998
                                        ----            ----          ----
Current:
  Federal                           $  43,280       $      -       $     -
  State                               113,893              -             -
                                     --------        --------       -------
                                      157,173              -             -
                                     --------        --------       -------

Deferred:
  Federal                            (442,000)             -             -
  State                               (52,000)             -             -
                                     --------        --------       -------
                                     (494,000)             -             -
                                     --------        --------       -------

    Total                          $ (336,827)      $      -       $     -
                                     ========        ========       =======


The Company realized tax benefits of approximately $938,000, $909,000, and $121,000, during the years ended December 31, 2000, 1999 and 1998, respectively, from the utilization of net operating loss carry forward.

The difference between income taxes at the statutory Federal income tax rate and income taxes reported in the income statement is as follows:

                                                       Year ended December 31,
                                                       -----------------------
                                                    2000       1999        1998
                                                    ----       ----        ----

Income taxes at the federal statutory rate            34%        34%        34%
State and local income taxes net of Federal taxes      5%         6%         6%
Nondeductible expenses                                 5%
Utilization of net operating loss carryforward       (46)%      (53)%      (29)%
Federal Minimum Tax                                    2%         3%
(Decrease) increase in valuation allowance           (25)%       10%       (11)%
Other                                                  8%
                                                    ------     ------     ------

                                                     (17)%        0%         0%
                                                    ======     ======     ======

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[9] Income Taxes - [Continued]

Significant components of the Company's deferred tax assets are comprised of the following:
                                                          December 31,
                                                          ------------
                                                      2000             1999
                                                      ----             ----

Net operating loss carryforward                    $ 2,233,000     $ 3,346,000
Allowance for doubtful accounts                        141,000         116,000
Accrued vacation and bonuses                           363,000         296,000
Alternative minimum tax credit carryforward             83,000          43,000
Benefit of stock based compensation awards           1,400,000       1,400,000
                                                    ----------      ----------

Total deferred tax assets                            4,220,000       5,201,000

Valuation allowance                                 (3,726,000)     (5,201,000)
                                                    ----------      ----------

Net deferred tax assets                            $   494,000    $         -
                                                    ==========      ==========

The Company has provided a valuation allowance in the amount of $3,726,000 of the deferred tax asset of approximately $4,220,000. The valuation allowance decreased by $1,475,000 at December 31, 2000. The Company believes that based upon its average income over its past three years, that it is more likely than not, to use at least a portion of its net operating loss carryforward. The valuation allowance (decreased) increased by ($699,000) and $300,000 at December 31, 1999 and 1998 respectively.

[10] Stockholders' Equity

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $.01 per share, and 15,000,000 shares of common stock, par value $.01 per share. The Company's Board of Directors is authorized to issue preferred stock from time to time without stockholder action, in one or more distinct series. The Board of Directors is authorized to determine the rights and preferences of the preferred stock when issued. The Board of Directors has authorized the issuance of Series A, Series B and Series D preferred Stock. No shares of any series of preferred stock were outstanding on December 31, 2000.

At the close of business on September 14, 1998, a one-for-three reverse split of the common stock became effective. All common stock and per share data in the financial statements and notes have been adjusted to reflect this reverse split.

Pursuant to a March 25, 1999, agreement between the Company, Consolidated and a group of purchasers, consisting principally of the Company's management and directors, on April 8, 1999, Consolidated transferred to the Company the 1,210 shares of the Company's Series D 6% Redeemable Preferred Stock, including the right to receive $145,200 of accumulated dividends for which the Company issued 100,000 shares of common stock to Consolidated. The shares of Series D Preferred Stock have been cancelled as well as the annual dividends of $72,600 associated with the Series D Preferred Stock.

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

In August 1996, holders of Series B Common Stock Purchase Warrants ("Series B Warrants") to purchase an aggregate of 266,666 shares of Common Stock at $6.00 per share exercised such

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[10] Stockholders' Equity - [Continued]

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

During 2000, Series B Warrants to purchase an aggregate of 192,105 shares of Common Stock at $6 per share were exercised. The Company received $1.2 million from the exercise of the warrants.

Treasury Stock - In 1998, pursuant to the Johnson Computing Systems agreement, the Company purchased from Johnson Computing Systems 5,333 shares of Common Stock for $60,000. The shares are treated as treasury shares.

During 2000, stock options to purchase 328,321 shares were exercised, and the Company received gross proceeds of $381,541. Pursuant to the option grants, employees have the right to pay for the exercise price of the option by delivering shares of common stock owned by them. During 2000, the Company received 22,705 shares, having a value of $239,810, as the exercise price of the options.

Stock Options - See Note 14 for information relating to the Company's 1993, 1998 and 1999 Long-Term Incentive Plans.

On December 21, 2000, the shareholders of the Company approved the 1999 Employee Stock Purchase Plan. The plan reserves 150,000 shares of common stock. The Plan provides eligible employees with the opportunity to purchase shares of common stock at a discounted price through regular payroll deductions. No options have been issued as of December 31, 2000 under this plan.

[11] Capital Lease Obligations

Future minimum payments under capital lease obligations as of December 31, 2000 are as follows:

Year ending
-----------
December 31,
-----------
      2001                                               $  42,759
      2002                                                  33,263
      2003                                                  10,822
                                                          --------

    Total Minimum Payments                                  86,844
    Less Amount Representing Interest at
       4.9% to 13.8% Per annum                              10,630
                                                          --------

    Balance                                              $  76,214
                                                          ========

Capital lease obligations are collateralized by equipment which has a net book value of $90,000 and $97,000 at December 31, 2000 and 1999, respectively. Amortization of $25,054, $19,329 and $10,200 in 2000, 1999 and 1998,
respectively, has been included in depreciation expense.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[12] Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, note receivable, accounts payable and debt maturing within one year approximate the fair value of these instruments because of their short maturities.

[13] Commitments and Contingencies

Leases
------

The Company leases space for its executive offices and facilities under noncancellable operating leases expiring December 31, 2003.

Minimum annual rentals under noncancellable operating leases (net of a sublease to Granite of $21,000 per year through 2002) having terms of more than one year are as follows:

Years ending
------------
December 31,
-----------
   2001                                       $  412,000
   2002                                          329,000
   2003                                          342,000
                                               ---------

    Total                                     $1,083,000
    -----                                      =========

Rent expense amounted to $464,000, $388,000 and $349,000 respectively, for the years ended December 31, 2000, 1999 and 1998.

Employment Agreement

In July 1998, the Company entered into five-year employment agreements with its four executive officers pursuant to which such officers receive an aggregate annual base salaries of $560,000, with an annual cost of living adjustment.

In January 2001, the Company entered into employment agreements with these officers for terms of two or three years with the right of the employee to extend the agreement for an additional year. The aggregate base compensation for these officers for 2001 is $596,000, subject to annual increases equal to the greater of 5% or the increase in the cost of living increases. Each of the officers also has the right, at any time on 90 days notice, to terminate his full time employment and continue as a part- time consultant at an annual salary of $75,000 for five years following the expiration or termination of his employment. The agreements also provide the officers with an automobile allowance. In the event of a change of control, the executive may receive severance payments of between 42 and 48 months' compensation.

[14] Stock-Based Compensation

Long Term Incentive Plans - The Company has three long-term incentive plans, the 1993 Long- Term Incentive Plan (the "1993 Plan"), as amended, the 1998 Long-Term Incentive Plan (the "1998 Plan"), as amended, and the 1999 Long-Term Incentive Plan (the "1999 Plan"). The 1999 plan was approved by the shareholders in December 2000 and provides for the issuance of 300,000 shares of common stock. The Company may issue 17,833, 790,000 and 300,000 shares of Common Stock pursuant to the 1993 Plan, the 1998 Plan, and the 1999 Plan respectively.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

Officers and other key employees, consultants and directors (other than non-employee directors) are eligible to receive options or other equity-based incentives under the Plans. The 1993 Plan, the 1998 Plan and the 1999 Plan
(collectively, the "Plans") are administered by the Compensation Committee of the board of directors.

The 1998 and 1999 Plans provides that each non-employee director automatically receives a nonqualified stock option to purchase 5,000 shares of Common Stock on April 1 of each year. However, if there are not sufficient shares available under the applicable Plan, the non-employee director will receive a lesser number of shares. The 1998 Plan also provided for the grant on June 30, 1998, to each non-employee director, other than the chairman of the board, of a non-qualified stock option to purchase 10,000 shares of Common Stock, and to the chairman of the board, a non- qualified stock option to purchase 35,000 shares of Common Stock.

In November 1998, the Committee reduced the exercise price of outstanding options to purchase an aggregate of 43,167 shares of Common Stock, from $4.50 per share to $1.50 per share, which was in excess of the market price on the date the Committee approved the reduction in the exercise price, and accordingly did not result in any compensation charge.

During 2000, pursuant to an employment contract with a newly hired executive, the Company issued a non-qualified stock option to purchase 75,000 shares of stock at an exercise price of $6.50 per share.

A summary of the activity under the Company's stock option plans is as follows:

                                         2000                   1999                    1998
                               ---------------------   ---------------------    ----------------------
                                           Weighted               Weighted                    Weighted
                                           Average                Average                     Average
                                           Exercise               Exercise                    Exercise
                               Shares       Price       Shares      Price         Shares        Price

Outstanding - Beginning of
  Year                          783,041      $1.176     882,358    $1.172       148,780       $3.244
Granted During the Year         375,000       2.748          -         -        823,167(a)     1.180
Canceled During the Year        (20,002)      1.250          -         -        (80,667)(a)    9.600
Exercised During the Year      (328,321)      1.167     (99,317)    1.143        (8,922)        .723
                                -------       -----     -------     -----       --------       -----

   Outstanding - End of Year    809,718    $1.908     783,041    $1.176       882,358    $1.172
                                =======     =====     =======     =====       =======     =====

   Exercisable - End of Year    434,718    $1.183     783,041    $1.176       242,358    $1.338
                                =======     =====     =======     =====       =======     =====


(a) Includes under "Granted During the Year" 43,167 shares granted upon cancellation of an equal number of shares having an exercise price of $4.50 per share, and under "Cancelled During the Year" the cancellation of options to purchase 43,167 shares.

                                     F - 23

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

The following table summarizes stock option information as of December 31, 2000:

                                             Options Outstanding
                                             ------------------
                                                  Weighted
                                                  --------
                                             Average Remaining        Options
                                             -----------------        -------
Exercise Prices     Number Outstanding       Contractual Life       Exercisable
---------------     ------------------       -----------------      -----------

$1.50                     17,833                .25 Years            17,833
$1.50                    141,135               2.42 Years           141,135
$1.00                    275,750               2.83 Years           275,750
$6.50                     75,000               4.25 Years                -
$1.81                    300,000               5.00 Years                -
                         -------               ----------          --------

   Totals                809,718               3.64 Years           434,718
                         =======               ==========          ========


Warrants Issued as Compensation - In February 1996, the Company issued Series B Common Stock Purchase Warrants to purchase 1,051,250 shares of common stock, of which warrants to purchase 838,750 shares were exercisable at $6.00 per share and warrants to purchase 212,500 are exercisable at $15.00 per share, subsequently adjusted to $12, see below. These warrants were issued in connection with services rendered, which, in the case of SIS Capital, included the guarantee of certain notes payable. Certain of the warrants initially had a November 1998 expiration date, which was extended to December 31, 1999, which was the expiration date of all of the warrants. In December 1999 the remaining $6 and $12 warrants totaling 287,500 and 448,544, respectively, were extended to February 29, 2000. The Company recognized a financing cost of $81,000 with respect to this extension in 1999. In February 2000, these warrants were further extended to April 30, 2000 and the company recognized additional financing costs of $125,000 in 2000. At the end of April 2000, 192,105 of the $6 warrants were exercised and 95,395 expired. During the course of the year the 448,544 $12 warrants were extended to April 30, 2001.

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

During 1999, the Company issued 9,000 warrants for services rendered. These warrants were valued at $2.20 per warrant based upon the Black-Scholes calculation which included an interest rate of 5.51% and a volatility rate of
 .3. These warrants have an exercise price of $4.20 per warrant, which was the market value of the stock at the time of issuance and will expire in October 2004.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

A summary of warrant activity is as follows:

                                         2000                     1999                     1998
                               ----------------------   ---------------------   ----------------------
                                           Weighted               Weighted                Weighted
                                           --------               --------                --------
                                           Average                Average                 Average
                                           -------                -------                 -------
                                           Exercise               Exercise                Exercise
                                           --------               --------                --------
                               Shares       Price       Shares     Price        Shares     Price
                               ------       -----       ------     -----        ------     -----

Outstanding - Beginning
  of Year                       790,044    $ 9.35     1,033,632   $10.49      1,033,632    $10.49
Granted During the Year         514,544    $11.13       790,044     9.36             -         -
Canceled During the Year             -         -       (188,333)   11.84             -         -
Expired During the Year        (543,939)   $10.95      (845,299)   10.20             -         -
Exercised During the Year      (192,105)   $ 6.00            -        -              -         -
                                -------     -----     ---------    -----      ---------     -----

   Outstanding - End of Year    568,544    $10.57       790,044   $ 9.35      1,033,632    $10.49
                                =======     =====     =========    =====      =========     =====


   Exercisable - End of Year    568,544    $10.57       790,044   $ 9.35      1,033,632    $10.49
                                =======     =====     =========    =====      =========     =====

The following table summarizes warrant information as of December 31, 2000:

                                                                   Weighted
                                                                   --------
                                                               Average Remaining
                                                               -----------------
Exercise Prices                      Shares                    Contractual Life
---------------                      ------                   ------------------
$12.00                               448,544                         .33 Years
$ 5.45                               100,000                        3.75 Years
$ 4.20                                20,000                        3.75 Years
                                     -------                        ----------

   Total                             568,544                        1.05 Years
                                     =======                        ==========

The  Company  applies  Accounting  Principles  Board  Opinion  ("APB")  No.  25,
"Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock options plans.
There was no compensation cost recognized for stock based employee compensation awards for 2000, 1999 and 1998.

                                     F - 25

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
--------------------------------------------------------------------------------

[14] Stock-Based Compensation - [Continued]

If  the   Company   had   accounted   for  the   issuance  of  all  options  and
compensation-based  warrants pursuant to the fair value based method of SFAS No.
123, the Company would have recorded  additional  compensation  expense totaling
$564,133  and  $609,372  for  the  years  ended  December  31,  2000  and  1998, respectively and the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                                        Year  ended
                                                                        -----------
                                                                        December 31,
                                                                        ------------
                                                           2000            1999           1998
                                                           ----            ----           ----

Net Income as Reported                                  $2,386,019      $1,824,769     $ 196,249
                                                        ==========      ==========     =========

Pro Forma Net Income (loss)                             $2,291,997      $1,421,964     $ (10,320)
                                                        ==========      ==========     =========

Net Income Attributable to Common Stock                 $2,386,019      $1,824,769     $ 123,649
                                                        ==========      ==========     =========

Pro-Forma Net Income (loss) Attributable to
  Common Stock                                          $2,291,997      $1,421,964     $ (82,920)
                                                        ==========      ==========     =========

Net Income Per Share as Reported                        $      .63      $     0.52     $     .06
                                                        ==========      ==========     =========

Pro Forma Net Income (loss) Per Share                   $      .61      $     0.40     $     .00
                                                        ==========      ==========     =========

There were no options or warrants issued to employees in 1999.

There were no options or compensation based warrants issued in 1999 which were accounted for under APB No. 25. The fair value of options and warrants at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                     2000                 1998
                                                     ----                 ----
Expected Life (Years)                                   5                   5
Interest Rate                                        5.50%               4.87%
Annual Rate of Dividends                                0%                  0%
Volatility                                             57%                 70%

The weighted average fair value of options and warrants at date of grant using the fair value based method during 2000 and 1998 is estimated at $1.50 and $.74 respectively.

                                     F - 26

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

                                                              Year ended December 31,
                                                              -----------------------
                                                       2 0 0 0           1 9 9 9         1 9 9 8
                                                       -------           -------         -------
Revenues:
--------
      Software and Related Systems and Services    $17,907,973       $19,343,472       $11,000,795
      Data Center Services                           2,262,676         1,908,158         2,164,472
                                                    ----------        ----------        ----------

      Total Revenues                               $20,170,649       $21,251,630       $13,165,267
      --------------                                ==========        ==========        ==========

Gross Profit:
------------
      Software and Related Systems and Services    $ 6,977,035       $ 6,574,753      $  4,050,334
      Data Center Services                           1,238,153           800,587         1,033,394
                                                    ----------        ----------        ----------

      Total Gross Profit                           $ 8,215,188       $ 7,375,340      $  5,083,728
      ------------------                            ==========        ==========       ===========

Income From Continuing Operations before
----------------------------------------
  Income Taxes:
  ------------
      Software and Related Systems and Services    $ 1,208,445       $ 1,266,614      $     53,291
      Data Center Services                             770,747           378,155           359,976
                                                    ----------        ----------       -----------

      Total Income From Continuing
      ----------------------------
        Operations before Income Taxes             $ 1,979,192       $ 1,644,769      $    413,267
        ------------------------------              ==========        ==========       ===========

Depreciation and Amortization:
-----------------------------
      Software and Related Systems and Services    $   579,900       $   356,191      $    468,840
      Data Center Services                             137,876           244,716            92,722
                                                    ----------        ----------       -----------

      Total Depreciation and Amortization          $   717,776       $   600,907      $    561,562
      -----------------------------------           ==========        ==========       ===========

Capital Expenditures:
--------------------
      Software and Related Systems and Services    $   850,893       $   595,747      $    188,570
      Data Center Services                              21,947            19,976            33,461
                                                    ----------        ----------       -----------

      Total Capital Expenditures                   $   872,840       $   615,723      $    222,031
      --------------------------                    ==========        ==========       ===========

Identifiable Assets:
-------------------
      Software and Related Systems and Services    $12,659,935       $11,757,183      $  7,740,018
      Data Center Services                           2,146,778         2,215,294         2,548,928
                                                    ----------        ----------       -----------

      Total Identifiable Assets                    $14,806,713       $13,972,477      $ 10,288,946
      -------------------------                     ==========        ==========        ==========

                                     F - 27

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17
--------------------------------------------------------------------------------

[16] Legal Proceedings

In October 2000, our subsidiary, Creative Socio-Medics, commenced an action against the City of Richmond, in the Supreme Court of the State of New York, County of Suffolk, which action was subsequently removed to the United States District Court for the Eastern District of New York, for failure to pay more than $1 million pursuant a contract we have with Richmond. Richmond advised the court that it intended to move to dismiss the complaint for lack of personal jurisdiction in New York and improper venue. The parties are currently engaged in discovery on jurisdictional issues. In November 2000, Richmond filed a complaint in the Circuit Court for the City of Richmond, Richmond, Virginia, alleging, among other things, that the contract with Creative Socio-Medics was procured through fraudulent misrepresentations concerning the nature of the work to be performed and the price for the services and that Creative Socio-Medics failed to perform its obligations under the agreement, seeking damages of $373,000 and a finding that it owes no additional amounts to Creative Socio-Medics. The parties entered into a stipulation staying the Richmond action until a determination of Richmond's jurisdictional challenges to the New York action. We believe that we have valid claims against Richmond and we intend to vigorously pursue those claims. We also believe that the allegations contained in Richmond's complaint are without merit and we intend to vigorously defend against those claims.

In November 2000, Creative Socio-Medics commenced an action against Insight Recovery Center Inc., in the Supreme Court of the State of New York County of Suffolk, which action was subsequently removed to the United State District Court of the Eastern District of New York. The complaint alleges breach of contract in failing to pay $147,406 pursuant to an agreement with Insight Recovery Center. Insight Recovery Center has not filed an answer to the complaint and advised Creative Socio-Medics that it intended to challenge jurisdiction in New York. Also in November 2000, Insight Recovery Center filed a complaint against Creative Socio-Medics in the Circuit Court for the County of Genessee, Michigan, which action was removed to the United States District Court for the District of Michigan alleging, among other claims, fraudulently inducement and breach of contract. Creative Socio-Medics has not filed an answer to that complaint and advised Insight Recovery Center that it intended to challenge jurisdiction in Michigan. However, prior to any motion being made, the parties have agreed in principle to a settlement, which provides, among other things, for a payment by Insight to Creative Socio-Medics and for Creative Socio-Medics to perform services and provide product over an extended period of time at stated rates. If the settlement in principle is not implemented for any reason and the actions go forward, we believe that we have valid claims against Insight Recovery Center and we intend to vigorously pursue those claims. We also believe that the allegations contained in Insight Recovery Center's complaint are without merit and we intend to vigorously defend against those claims.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NETSMART TECHNOLOGIES, INC.

Date: March 29, 2001                   /s/ James L. Conway
                                       -----------------------------------------
                                       James L. Conway, Chief Executive Officer

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

Signature                                Title                        Date
---------                                -----                        ----

/s/ James L. Conway              Chief Executive Officer          March 29, 2001
------------------------         and Director (Principal
James L. Conway                  Executive Officer)


/s/ Anthony F. Grisanti          Chief Financial Officer          March 29, 2001
------------------------         (Principal Financial and
Anthony F. Grisanti              Accounting Officer)


/s/ Edward D. Bright             Director                         March 29, 2001
------------------------
Edward D. Bright


/s/ John F. Phillips             Director                         March 29, 2001
------------------------
John F. Phillips


/s/ Gerald Koop                  Director                         March 29, 2001
------------------------
Gerald Koop


                                 Director                         March 29, 2001
------------------------
Joseph Sicinski

                           Netsmart Technologies, Inc.
                                Index to Exhibits
                                December 31, 1999

a)  Exhibits

3.1(1)    Restated Certificate of Incorporation, as amended
3.2(1)    By-Laws
10.1 Employment Agreement dated January 1, 2001, between the Registrant and James L. Conway.
10.2 Employment Agreement dated January 1, 2001, between the Registrant and John F. Phillips.
10.3 Employment Agreement dated January 1, 2001, between the Registrant and Gerald O. Koop.
10.4 Employment Agreement dated January 1, 2001, between the Registrant and Anthony F. Grisanti.
10.5(1)   1993 Long-Term Incentive Plan.
10.6(2)   1998 Long-Term Incentive Plan.
10.7(3)   1999 Long-Term Incentive Plan.
10.8(3)   1999 Employee Stock Purchase Plan
10.9(4) Agreement dated August 26, 1999, between the Registrant and Silicon Valley Bank.
21.1      Subsidiaries of the Registrant.
25.1      Powers of attorney (See Signature Page)


----------
(1) Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.

(2) Filed as an appendix the Registrant's proxy statement dated September 30, 1999, relating to its 1999 Annual Meeting of Stockholders and incorporated herein by reference.

(3) Filed as an appendix the Registrant's proxy statement dated November 9, 2000, relating to its 2000 Annual Meeting of Stockholders and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.