Form 10-Q
period 2001-03-31
NETSMART TECHNOLOGIES INC
filed 2001-05-15
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001
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

Yes_X_        No__


Number of shares of common stock outstanding as of May 1, 2001:    3,502,209

Netsmart Technologies, Inc. and Subsidiaries

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                      Page
                                                                    ----


Consolidated Balance Sheets - March 31, 2001 (Unaudited)
 and December 31, 2000                                               1-2

Consolidated Statements of Income - (Unaudited)
 Three Months Ended March 31, 2001 and March 31, 2000                 3

Consolidated Statements of Cash Flows - (Unaudited)
 Three Months Ended March 31, 2001 and March 31, 2000                4-5

Consolidated  Statement of Stockholders' Equity - (Unaudited)
 Three Months Ended March 31, 2001                                   6-7

Notes to Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                       9-11


Part II: Other Information

Item 1.  Legal Proceedings

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                       March 31,    December 31,
                                                         2001           2000
                                                      (Unaudited)   ------------
                                                      -----------
Assets:
Current Assets:
         Cash and Cash Equivalents                    $ 1,686,693    $ 2,418,947
         Accounts Receivable - Net                      4,562,813      4,688,598
         Costs and Estimated Profits in Excess
           of Interim Billings                          4,404,496      4,068,255
         Deferred taxes                                   494,000        494,000
         Other Current Assets                             178,117        144,942
                                                      -----------    -----------

         Total Current Assets                          11,326,119     11,814,742
                                                      -----------    -----------

Property and Equipment - Net                              534,570        512,281
                                                      -----------    -----------

Other Assets:
         Software Development Costs - Net                 742,596        822,645
         Customer Lists - Net                           1,981,513      2,064,832
         Other Assets                                      83,714         86,213
                                                      -----------    -----------

         Total Other Assets                             2,807,823      2,973,690
                                                      -----------    -----------

         Total Assets                                 $14,668,512    $15,300,713
                                                      ===========    ===========



See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  March 31,          December 31,
                                                                     2001                2000
                                                                 (Unaudited)         ------------
                                                                 -----------


Liabilities and Stockholders' Equity:
Current Liabilities:
         Capital Lease Obligations                               $     36,530    $     35,756
         Accounts Payable                                             926,230         807,298
         Accrued Expenses                                             982,252       1,154,647
         Interim Billings in Excess of Costs and Estimated
           Profits                                                  2,984,070       3,350,697
         Deferred Revenue                                             331,975         608,444
                                                                  -----------     -----------

Total Current Liabilities                                           5,261,057       5,956,842
                                                                  -----------     -----------

Capital Lease Obligations - Less current portion
         included above                                                31,118          40,458
                                                                  -----------     -----------

Commitments and Contingencies

Stockholders' Equity:
         Preferred Stock - $.01 Par Value, 3,000,000
           Shares Authorized; None issued and outstanding

         Common Stock - $.01 Par Value; Authorized 15,000,000
           Shares; Issued 3,530,247 shares at March 31, 2001,
           3,524,692 shares at December 31, 2000                       35,302          35,246

         Additional Paid in Capital                                20,462,669      20,454,391

         Accumulated Deficit                                      (10,821,824)    (10,886,414)
                                                                   ----------      ----------
                                                                    9,676,147       9,603,223

         Less cost of shares of Common Stock held in
           treasury - 28,038 shares at March 31, 2001
           and December 31, 2000                                      299,810         299,810
                                                                   ----------      ----------

         Total Stockholders' Equity                                 9,376,337       9,303,413
                                                                   ----------      ----------

         Total Liabilities and Stockholders' Equity              $ 14,668,512    $ 15,300,713
                                                                   ==========      ==========

See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------

                                                           Three months ended
                                                               March 31,
                                                         2001            2000
                                                         ----            ----
Revenues:
  Software and Related
    Systems and Services:
    General                                            $ 3,065,355   $ 4,323,930
    Maintenance Contract
      Services                                           1,044,262       767,258
                                                        ----------    ----------
    Total Software and Related
      Systems and Services                               4,109,617     5,091,188

  Data Center Services                                     465,224       510,175
                                                        ----------    ----------

  Total Revenues                                         4,574,841     5,601,363
                                                        ----------    ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                              2,191,543     2,754,226
    Maintenance Contract
      Services                                             634,475       520,343
                                                        ----------    ----------

    Total Software and Related
      Systems and Services                               2,826,018     3,274,569

  Data Center Services                                     266,531       242,070
                                                        ----------    ----------

  Total Cost of Revenues                                 3,092,549     3,516,639
                                                        ----------    ----------

Gross Profit                                             1,482,292     2,084,724

Selling, General and
  Administrative Expenses                                1,104,725     1,087,491
Cost of Warrants Issued and Their Extensions                   --        181,000
Research and Development                                   285,311       321,956
                                                        ----------    ----------

  Total                                                  1,390,036     1,590,447

Income  before Interest Expense and
  Provision for Income Taxes                                92,256       494,277

Interest Expense                                            22,466        57,477
                                                        ----------    ----------

Income before provision for income taxes                    69,790       436,800

Provision for income taxes                                   5,200           --
                                                        ----------    ----------

Net Income                                             $    64,590   $   436,800
                                                        ==========    ==========

Earnings Per Share of Common Stock:
  Basic:
    Net Income                                         $       .02   $       .14
                                                        ==========    ==========

    Weighted Average Number of Shares of
      Common Stock Outstanding                           3,499,126     3,088,632
                                                        ==========    ==========

  Diluted:
    Net Income                                         $       .02   $       .12
                                                        ==========    ==========

    Weighted Average Number of Shares of
      Common Stock Outstanding                           3,798,553     3,705,964
                                                        ==========    ==========

See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                         Three months ended
                                                               March 31,
                                                         ------------------
                                                         2001          2000
                                                         ----          ----
Operating Activities:
  Net Income                                           $  64,590    $ 436,800
                                                        --------     --------

  Adjustments to Reconcile Net Income
    to Net Cash (Used in) Operating Activities:
    Depreciation and Amortization                        228,182      159,919
    Financing Costs Related to Issuance
      and Extension of Warrants                             --        181,000

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                  125,785     (906,460)
    Costs and Estimated Profits in
     Excess of Interim Billings                         (336,241)    (181,804)
    Other Current Assets                                 (33,175)     (78,607)
    Other Assets                                           2,499       66,307

 Increase [Decrease] in
  Accounts Payable                                       118,932      (65,529)
  Accrued Expenses                                      (172,395)     244,937
  Interim Billings in Excess of
    Costs and Estimated Profits                         (366,627)      38,414
  Deferred Revenue                                      (276,469)     (10,240)
                                                        --------     --------

 Total Adjustments                                      (709,509)    (552,063)
                                                        --------     --------

 Net Cash (Used In) Operating Activities                (644,919)    (115,263)
                                                        --------     --------

Investing Activities:
  Acquisition of Property and  Equipment                 (87,103)     (50,746)
  Software Development Costs                                --       (221,339)
                                                        --------     --------

 Net Cash (Used for) Investing Activities                (87,103)    (272,085)
                                                        --------     --------

See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------


                                                         Three months ended
                                                               March 31,
                                                         ------------------
                                                         2001          2000
                                                         ----          ----

Financing Activities:
  Payment of Short-Term Notes                         $      --    $ (647,272)
  Payment of Capitalized Lease Obligations                (8,566)      (6,031)
  Net Proceeds from Warrant Exercise                                  906,306
  Net Proceeds from Stock Options Exercised                8,334      145,804
                                                       ---------    ---------

  Net Cash (Used in) Provided by
    Financing Activities                                    (232)     398,807
                                                       ---------    ---------

  Net (Decrease) Increase in Cash
    and Cash Equivalents                                (732,254)      11,459

  Cash and Cash Equivalents - Beginning of Period      2,418,947      204,989
                                                       ---------    ---------

  Cash and Cash Equivalents - End of Period           $1,686,693   $  216,448
                                                       =========    =========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                          $   22,466   $   57,477
    Income Taxes                                      $   39,128   $   27,298




See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Three Months Ended March 31, 2001


Common Stock $.01 Par Value Authorized                  Shares          Amount
                                                        ------          ------
15,000,000 Shares

 Beginning Balance                                      3,524,692      $ 35,246

Common Stock Issued - Exercise of Options                   5,555            56
                                                        ---------       -------

Ending Balance                                          3,530,247      $ 35,302
                                                        =========       =======






See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Three Months Ended March 31, 2001

Additional Paid-In Capital                             Shares         Amount
                                                       ------         ------

 Beginning Balance                                                 $ 20,454,391

Common Stock Issued - Exercise of Options                                 8,278
                                                                     ----------

 Ending Balance                                                    $ 20,462,669
                                                                     ==========

Accumulated Deficit

 Beginning Balance                                                 $(10,886,414)

 Net Income                                                              64,590
                                                                     ----------

 Ending Balance                                                    $(10,821,824)
                                                                     ==========

Treasury Stock

Beginning Balance                                     28,038       $   (299,810)
                                                      ------         ----------

Ending Balance                                        28,038       $   (299,810)
                                                      ------         ----------

Total Stockholders' Equity                                         $  9,376,337
                                                                     ==========


See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000 and the changes in cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended December 31, 2000.

(3) Income per share - Income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock. The common stock equivalents are assumed converted to common stock when dilutive.

(4) During the period ended March 31, 2001, stock options to purchase 5,555 shares were exercised and the Company received gross proceeds of $8,334. As a result, common stock and additional paid in capital increased by $56 and $8,278.

(5) The Company is a defendant in an arbitration proceeding commenced in March 2001 seeking damages of $635,000 for an alleged breach of a staff augmentation services agreement. The Company believes that it has valid legal defenses to such action.

(6) In May 2001, the Company acquired intellectual property and certain other assets of Advanced Institutional Management Software, Inc. for a combination of cash and stock valued at approximately $900,000.

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

Three Months Ended March 31, 2001 and 2000

Our revenue for the three months ended March 31, 2001 (the "March 2001 period") was $4,575,000, a decrease of $1,027,000, or 18%, from our revenue for the three months ended March 31, 2000 (the "March 2000 period"), which was $5,601,000. The largest component of revenue was turnkey systems labor revenue, which decreased to $1,673,000 in the March 2001 period, from $1,855,000 in the March 2000 period, reflecting a 10% decrease. This decrease reflects an industry wide slow down in information technology purchasing activity. Revenue from third party hardware and software decreased to $772,000 in the March 2001 period, from $1,482,000 in the March 2000 period, which represents a decrease of 48%. Sales of third party hardware and software are made in connection with the sales of turnkey systems and were affected by the decline in revenue from turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue decreased to $465,000 in the March 2001 period, from $510,000 in the March 2000 period, reflecting a decrease of 9%. This decrease is substantially the result of a smaller client base. License revenue decreased to $271,000 in March 2001 period, from $648,000 in the March 2000 period, reflecting a decrease of 58%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance and is affected by the decline in revenue from turnkey systems. Maintenance revenue increased to $1,044,000 in March 2001 period, from $767,000 in the March 2000 period, reflecting an increase of 36%. As turnkey systems are completed, they are transitioned to the maintenance division. Revenue from the sales of our small turnkey division increased to $350,000 in the March 2001 period, from $338,000 in the March 2000 period, reflecting an increase of 4%.

Revenue from contracts from government agencies represented 43% of revenue in the March 2001 period and 45% of revenue in the March 2000 period.

Gross profit decreased to $1,482,000 in the March 2001 period from $2,085,000 in the March 2000 period, reflecting a decrease of 29%. The decrease in gross margin was substantially attributable to the decrease in our license revenue mentioned above. This decrease was partially offset by the gross margins related to the increase in maintenance revenue. Our maintenance revenue gross margin continues to improve since the core costs and infrastructure investment has previously been established.

Selling, general and administrative expenses were $1,105,000 in the March 2001 period, reflecting an increase of 2 % from the $1,088,000 in the March 2000 period. This increase was substantially in the area of sales and marketing costs and was partially offset by a decrease in administrative costs.

In the March 2000 period, we issued warrants for services rendered. We also extended one series of our warrants for fourteen months. An aggregate of $181,000 was charged to operations for the warrant issuance and the warrant extension. As a result of the extension of the warrants in the March 2000 period, we raised additional equity of

$1,153,000 from the exercise of the warrants. There were no similar costs in the March 2001 period.

We incurred product development expenses of $285,000 in the March 2001 period, a decrease of 11% from the $322,000 in the March 2000 period. During the March 2001 period, we continued to invest in improved functionality and technology in our products, but at a lesser extent than the March 2000 period.

Interest expense was $22,000 in the March 2001 period, a decrease of $35,000, or 61%, from the $57,000 in the March 2000 period. This decrease was the result of lower borrowings during the March 2001 period.


We have a net operating loss tax carry forward of approximately $7 million. However, in the March 2001 period, we provided for income taxes in the amount of $5,200. This provision was based upon federal alternative minimum tax calculations as well as certain state taxes where we do not have any net operating loss carry forwards.

As a result of the foregoing factors, in the March 2001 period, we generated a net income of $65,000, or $.02 per share (basic and diluted). For the March 2000 period, we generated net income of $437,000, or $.14 per share (basic) and $.12 per share (diluted).

Liquidity and Capital Resources

We had working capital of $6.1 million at March 31, 2001 as compared to working capital of $5.9 million at December 31, 2000. The increase in working capital for the March 2001 period was substantially due to net income after adding back depreciation and amortization.

During the March 2001 period, our cash requirements were generated from operations. We have an accounts receivable financing agreement with an asset based lender which permits us to borrow up to 80% of eligible accounts receivable up to a maximum of $3.5 million. We did not use this facility during the March 2001 period, and there were no outstanding borrowings under this facility. The maximum amount available under our borrowing base formula at March 31, 2001 was $1.6 million.

At March 31, 2001, accounts receivable and costs and estimated profits in excess of interim billings were approximately $9 million, representing approximately 178 days of revenue based on annualizing the revenue for the March 2001 period, although no assurance can be given that revenue will continue at the same level as the March 2001 period.

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

In May 2001, we acquired intellectual property and certain other assets of Advanced Institutional Management Software, Inc. for a combination of cash and stock valued at approximately $900,000. We anticipate using our credit facility to fund the cash portion of the purchase price. We anticipate that we will incur development expenses for enhancements in the acquired software.

Forward Looking Statements

Statements in this Form 10-Q include forward-looking statements that address, among other things, our expectations with respect to the development of our business. In addition to these statements, other information including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in our Annual Report on Form 10-K for 2000 under "Risk Factors," those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and our Form 10-K for 2000 and elsewhere, and in other documents which we file with the Securities and Exchange Commission.


Part II

Item 1. Legal Proceedings

The Company is a defendant in an arbitration proceeding commenced in March 2001 by Price Waterhouse Coopers LLP, seeking damages of $635,000 for an alleged breach of a staff augmentation services agreement. The Company believes that it has valid legal defenses to such action.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway              Chief Executive                   May 14, 2001
------------------------         Officer and Director (Principal
James L. Conway                  Executive Officer)



/s/ Anthony F. Grisanti          Chief Financial Officer           May 14, 2001
------------------------         (Principal Financial and
Anthony F. Grisanti              Accounting Officer)