Form 10-Q
period 2001-06-30
NETSMART TECHNOLOGIES INC
filed 2001-08-09
CIK 1011028

NETSMART TECHNOLOGIES, INC.
                                146 NASSAU AVENUE
                              ISLIP, NEW YORK 11751

August 6, 2001

Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Netsmart Technologies, Inc. (the "Company") is the Company's Quarterly Report on Form 10- Q for the second quarter ended June 30, 2001.

This filing is being effected by direct transmission to the Commission's EDGAR system.

Very truly yours,


Anthony F. Grisanti
Chief Financial Officer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001
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

Yes_X_        No__


Number of shares of common stock outstanding as of July 16, 2001:     3,691,209

Netsmart Technologies, Inc. and Subsidiaries

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                      Page
                                                                    ----


Consolidated Balance Sheets - June 30, 2001 (Unaudited)
 and December 31, 2000                                                1-2

Consolidated Statements of Income (Unaudited) -
 Six Months Ended June 30, 2001 and June 30, 2000 and
 Three Months Ended June 30, 2001 and 2000                             3

Consolidated Statements of Cash Flows (Unaudited) -
 Six Months Ended June 30, 2001 and June 30, 2000                     4-5

Consolidated  Statement of Stockholders' Equity (Unaudited) -
 Six Months Ended June 30, 2001                                       6-7

Notes to Consolidated Financial Statements                             8

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                        9-12

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                    June  30,       December 31,
                                                     2001              2000
                                                   (Unaudited)      ------------
                                                   -----------
Assets:
Current Assets:
      Cash and Cash Equivalents                   $ 2,946,317       $ 2,418,947
      Accounts Receivable - Net                     5,769,053         4,688,598
      Costs and Estimated Profits in Excess
        of Interim Billings                         4,439,920         4,068,255
      Deferred taxes                                  494,000           494,000
      Other Current Assets                            105,242           144,942
                                                   ----------        ----------

      Total Current Assets                         13,754,532        11,814,742
                                                   ----------        ----------

Property and Equipment - Net                          465,632           512,281
                                                   ----------        ----------

Other Assets:
      Software Development Costs - Net                807,053           822,645
      Customer Lists - Net                          2,851,776         2,064,832
      Other Assets                                    177,174            86,213
                                                   ----------        ----------

      Total Other Assets                            3,836,003         2,973,690
                                                   ----------        ----------

      Total Assets                                $18,056,167       $15,300,713
                                                   ==========        ==========

See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            June  30,     December 31,
                                                              2001            2000
                                                           (Unaudited)    ------------
                                                           -----------

Liabilities and Stockholders' Equity:
Current Liabilities:
    Current Portion - Capitalized Lease Obligations      $     37,620      $     35,756
    Current Portion - Long Term Debt                          500,000                -
    Accounts Payable                                          860,874           807,298
    Accrued Expenses                                          775,716         1,154,647
    Interim Billings in Excess of Costs and Estimated
      Profits                                               3,583,125         3,350,697
    Deferred Revenue                                          441,152           608,444
                                                          -----------       -----------

Total Current Liabilities                                   6,198,487         5,956,842
                                                          -----------       -----------

Capitalized Lease Obligations - Less current portion           22,063            40,458
    Long Term Debt - Less current portion                   2,000,000                -
                                                          -----------       -----------
    Total Liabilities                                       2,022,063            40,458
                                                          -----------       -----------

Commitments and Contingencies

Stockholders' Equity:
    Preferred Stock - $.01 Par Value, 3,000,000
      Shares Authorized; None issued and outstanding

    Common Stock - $.01 Par Value; Authorized
      15,000,000 Shares; Issued 3,719,247 shares
      at June 30, 2001, 3,524,692 shares at
      December 31, 2000                                        37,192            35,246

    Additional Paid-in Capital                             20,850,479        20,454,391

    Accumulated Deficit                                   (10,752,244)      (10,886,414)
                                                          -----------       -----------
                                                           10,135,427         9,603,223
    Less cost of Common Stock held
      in treasury - 28,038 shares at June 30,
      2001 and December 31, 2000                              299,810           299,810
                                                          -----------       -----------

    Total Stockholders' Equity                              9,835,617         9,303,413
                                                          -----------       -----------

    Total Liabilities and Stockholders' Equity           $ 18,056,167      $ 15,300,713
                                                          ===========       ===========


See Notes to Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------

                                              Six months ended             Three months ended
                                                  June 30,                      June 30,
                                              ----------------             ------------------
                                            2001            2000          2001            2000
                                            ----            ----          ----            ----

Revenues:
  Software and Related
    Systems and Services:
    General                               $ 5,833,078     $ 7,659,191   $ 2,767,723    $ 3,335,261
    Maintenance Contract
      Services                              2,472,791       1,646,971     1,428,529        879,713
                                           ----------      ----------    ----------     ----------
      Systems and Services                  8,305,869       9,306,162     4,196,252      4,214,974

  Data Center Services                        933,620       1,204,590       468,396        694,415
                                           ----------      ----------    ----------     ----------

  Total Revenues                            9,239,489      10,510,752     4,664,648      4,909,389
                                           ----------      ----------    ----------     ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                 4,062,096       4,714,017     1,870,553      1,959,791
    Maintenance Contract
      Services                              1,611,175       1,062,178       976,700        541,835
                                           ----------      ----------    ----------     ----------
    Total Software and Related
      Systems and Services                  5,673,271       5,776,195     2,847,253      2,501,626

  Data Center Services                        506,614         507,946       240,083        265,876
                                           ----------      ----------    ----------     ----------

  Total Cost of Revenues                    6,179,885       6,284,141     3,087,336      2,767,502
                                           ----------      ----------    ----------     ----------

Gross Profit                                3,059,604       4,226,611     1,577,312      2,141,887

Selling, General and
  Administrative Expenses                   2,218,934       2,367,888     1,114,209      1,280,397
Cost of Warrants Issuance and Extension            -          181,000            -              -
Research and Development                      641,311         704,019       356,000        382,063
                                           ----------      ----------    ----------     ----------

Income before Interest Expense and
  Provision for Income Taxes                  199,359         973,704       107,103        479,427

Interest Expense                                54,18          83,787        31,723         26,310
                                           ----------      ----------    ----------     ----------

Income before provision for income taxes      145,170         889,917        75,380        453,117

Provision for income taxes                      11,00              -          5,800             -
                                           ----------      ----------    ----------     ----------

Net Income                                $   134,170     $   889,917   $    69,580    $   453,117
                                           ==========      ==========    ==========     ==========

Earnings Per Share of Common Stock:
 Basic:
   Net Income                             $       .04     $       .27   $       .02    $       .13
                                           ==========      ==========    ==========     ==========

   Weighted Average Number of Shares of
     Common Stock Outstanding               3,555,733       3,260,039     3,598,959      3,488,581
                                           ==========      ==========    ==========     ==========

  Diluted:
    Net Income                            $       .04     $       .24   $       .02    $       .12
                                           ==========      ==========    ==========     ==========

   Weighted Average Number of Shares of
     Common Stock Outstanding               3,832,539       3,753,687     3,873,939      3,891,884
                                           ==========      ==========    ==========     ==========



See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                          Six months ended
                                                               June 30
                                                          ----------------
                                                        2001            2000
                                                        ----            ----
Operating Activities:
 Net Income                                         $   134,170     $   889,917
                                                     ----------      ----------

 Adjustments to Reconcile Net Income to Net
 Cash [Used in] Provided by Operating Activities:
    Depreciation and Amortization                       513,996         332,595
    Financing Cost Related to Issuance
      and Extension of Warrants                              -          181,000

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                              (1,080,455)     (1,240,684)
    Costs and Estimated Profits in
     Excess of Interim Billings                        (371,665)        611,909
    Other Current Assets                                 39,700         (43,577)
    Other Assets                                        (90,961)         66,566

 Increase [Decrease] in
  Accounts Payable                                       53,576        (274,669)
  Accrued Expenses                                     (378,931)        (66,785)
  Interim Billings in Excess of
    Costs and Estimated Profits                         232,428        (382,196)
  Deferred Revenue                                     (167,292)        161,244
                                                      ---------       ---------

 Total Adjustments                                   (1,249,604)       (654,597)
                                                      ---------       ---------

 Net Cash (Used In) Provided by -
   Operating Activities                              (1,115,434)        235,320
                                                      ---------       ---------

Investing Activities:
  Net Cost of AIMS Acquisition                         (779,700)             -
  Acquisition of Property and  Equipment                (82,799)       (121,806)
  Software Development Costs                                 -         (423,852)
                                                      ---------       ---------

 Net Cash (Used for) Investing Activities              (862,499)       (545,658)
                                                      ---------       ---------

See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------


                                                         Six months ended
                                                              June 30
                                                         ----------------
                                                      2001              2000
                                                      ----              ----

Financing Activities:
  Payments of Short-Term Notes                      $       -        $ (882,404)
  Proceeds from Long Term Loan                       2,500,000               -
  Payment of Capitalized Lease Obligations             (16,531)         (12,267)
  Net Proceeds from Warrant Exercise                        -         1,139,630
  Net Proceeds from Stock Options Exercised             21,834          132,385
                                                     ---------        ---------

  Net Cash Provided by Financing Activities          2,505,303          377,344
                                                     ---------        ---------

 Net Increase in Cash and Cash Equivalents             527,370           67,006

 Cash and Cash Equivalents - Beginning of Period     2,418,947          204,989
                                                     ---------        ---------

 Cash and Cash Equivalents - End of Period          $2,946,317       $  271,995
                                                     =========        =========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                        $   42,153       $   83,787
    Income Taxes                                    $  114,366       $   95,395

Non Cash Investment Activities:
  Value of Common Stock Issued in AIMS Acquisition  $  376,200       $       -







See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Six Months Ended June 30, 2001


Common Stock $.01 Par Value Authorized              Shares              Amount
                                                    ------              ------
15,000,000 Shares

 Beginning Balance - December 31, 2001             3,524,692           $ 35,246

  Common Stock Issued - Exercise of Options           14,555                146

  Common Stock Issued - Acquisition                  180,000              1,800
                                                   ---------            -------

Ending Balance - June 30, 2001                     3,719,247           $ 37,192
                                                   =========            =======



See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Six Months Ended June 30, 2001

Additional Paid-In Capital Common Stock                 Shares          Amount
                                                        ------          ------

  Beginning Balance - December 31, 2001                            $ 20,454,391

  Common Stock Issued - Exercise of Options                              21,688

  Common Stock Issued - Acquisition                                     374,400
                                                                    -----------

  Ending Balance - June 30, 2001                                   $ 20,850,479
                                                                    ===========

Accumulated Deficit

  Beginning Balance - December 31, 2001                            $(10,886,414)

  Net Income                                                            134,170
                                                                    -----------

  Ending Balance                                                   $(10,752,244)
                                                                    ===========

Treasury Stock

  Beginning Balance - June 30, 2001                     28,038     $   (299,810)
                                                        ------      -----------

  Ending Balance                                        28,038     $   (299,810)
                                                        ======      ===========

Total Stockholders Equity                                          $  9,835,617
                                                                    ===========





See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the six and three months ended June 30, 2001 and 2000 and the changes in cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

(4) During the period ended June 30, 2001, stock options to purchase 14,555 shares were exercised and the Company received gross proceeds of $21,834. As a result, common stock and additional paid in capital increased by $146 and $21,688.

(5) The Company is a defendant in an arbitration proceeding commenced in March 2001 seeking damages of $635,000 for an alleged breach of a staff augmentation services agreement. The Company believes that it has valid legal defenses to such action.

(6) On May 10, 2001, the Company acquired the intellectual property, customer contracts and certain other assets of Advanced Institutional Management Systems ("AIMS"). The principal assets acquired were the AIMS' customer base and the rights to AIMS' Correctional and Public Health Systems software. The purchase price consisted of 180,000 shares of the Company's common stock, valued at $376,200, of which 18,000 shares are held in escrow, and $500,000 cash. In addition, the Company may issue up to 100,000 additional shares of common stock, based on revenue derived from new contracts for the AIMS systems. The Company also assumed certain contract obligations. The Company has allocated $194,986 of assumed contract obligations to the purchase price. The cost of the acquisition was $1,155,900, of which $167,000 was allocated to purchased software, which is included as other assets on the balance sheet, and $988,900 to customer lists. The Company is amortizing the purchased software over a three-year life and the customer lists over a seven-year life.

(7) In June 2001, the Company entered into a financing arrangement with a bank. This improved credit facility and medium term financing replaced the Company's asset-based borrowing facility. The new financing provides the Company with a five-year term loan of $2.5 million, and a $1.5 million revolving line of credit. The term loan bears interest at a fixed rate of 7.95% per annum and the revolving line of credit is priced at the bank's prime rate. The interest rate on the previous facility was prime + 2%.

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

Six months Ended June 30, 2001 and 2000

Our revenue for the six months ended June 30, 2001 (the "June 2001 period") was $9,239,000, a decrease of $1,271,000, or 12%, from our revenue for the six months ended June 30, 2000 (the "June 2000 period"), which was $10,511,000. The largest component of revenue was turnkey systems labor revenue, which decreased to $3,385,000 in the June 2001 period, from $3,521,000 in the June 2000 period, reflecting a 4% decrease. This decrease reflects an industry wide slow down in information technology purchasing activity. Revenue from third party hardware and software decreased to $1,353,000 in the June 2001 period, from $2,246,000 in the June 2000 period, which represents a decrease of 40%. Sales of third party hardware and software are made in connection with the sales of turnkey systems and were affected by the decline in revenue from turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue decreased to $933,000 in the June 2001 period, from $1,205,000 in the June 2000 period, reflecting a decrease of 22%. This decrease is substantially the result of work performed for one particular client during the June 2000 period as well as a smaller client base during the June 2001 period. License revenue decreased to $483,000 in June 2001 period, from $1,258,000 in the June 2000 period, reflecting a decrease of 62%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance and is affected by the decline in revenue from turnkey systems. Maintenance revenue increased to $2,473,000 in June 2001 period, from $1,647,000 in the June 2000 period, reflecting an increase of 50%. As turnkey systems are completed, they are transitioned to the maintenance division. Included in the June 2001 period is $387,000 of maintenance revenue related to contracts for AIMS software. Revenue from the sales of our small turnkey division decreased to $612,000 in the June 2001 period, from $634,000 in the June 2000 period, reflecting a decrease of 3%.

Revenue from contracts from government agencies represented 42% of revenue in the June 2001 period and 47% of revenue in the June 2000 period.

Gross profit decreased to $3,060,000 in the June 2001 period from $4,227,000 in the June 2000 period, reflecting a decrease of 28%. The decrease in gross margin was substantially attributable to the decrease in our license and data center revenue mentioned above.

Selling, general and administrative expenses were $2,219,000 in the June 2001 period, reflecting a decrease of 6% from the $2,368,000 in the June 2000 period. This decrease was substantially in the area of administrative costs and was partially offset by an increase in sales and marketing costs.

In the June 2000 period, we issued warrants for services rendered. We also extended one series of our warrants for fourteen months. An aggregate of $181,000 was charged to operations for the warrant issuance and the warrant extension. As a result of the extension of the warrants in the June 2000 period, we raised additional equity of $1,153,000 from the exercise of the warrants. There were no similar costs in the June 2001 period.

We incurred product development expenses of $641,000 in the June 2001 period, a decrease of 9% from the $704,000 in the June 2000 period. During the June 2001 period, we continued to invest in improved functionality and technology in our products, but at a lesser extent than the June 2000 period.

Interest expense was $54,000 in the June 2001 period, a decrease of $30,000, or 35%, from the $84,000 in the June 2000 period. This decrease was the result of lower borrowings during the June 2001 period.

We have a net operating loss tax carry forward of approximately $7 million. However, in the June 2001 period, we provided for income taxes in the amount of $11,000. This provision was based upon federal alternative minimum tax calculations as well as certain state taxes where we do not have any net operating loss carry forwards.

As a result of the foregoing factors, in the June 2001 period, we generated a net income of $134,000, or $.04 per share (basic and diluted). For the June 2000 period, we generated net income of $890,000, or $.27 per share (basic) and $.24 per share (diluted).

Three months Ended June 30, 2001 and 2000

Our revenue for the three months ended June 30, 2001 (the "June 2001 quarter") was $4,665,000, a decrease of $245,000, or 5%, from our revenue for the three months ended June 30, 2000 (the "June 2000 quarter"), which was $4,909,000. The largest component of revenue was turnkey systems labor revenue, which increased to $1,712,000 in the June 2001 quarter, from $1,666,000 in the June 2000 quarter, reflecting a 3% increase. This increase was substantially due to customization & enhancements efforts with our existing client base. Revenue from third party hardware and software decreased to $581,000 in the June 2001 quarter, from $764,000 in the June 2000 quarter, which represents a decrease of 24%. Sales of third party hardware and software are made in connection with the sales of turnkey systems and were affected by the decline in revenue from new turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue decreased to $468,000 in the June 2001 quarter, from $694,000 in the June 2000 quarter, reflecting a decrease of 33%. This decrease is substantially the result of work performed for one particular client during the June 2000 quarter as well as a smaller client base during the June 2001 quarter. License revenue decreased to $212,000 in June 2001 quarter, from $610,000 in the June 2000 quarter, reflecting a decrease of 65%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance and is affected by the decline in revenue from turnkey systems. Maintenance revenue increased to $1,429,000 in June 2001 quarter, from $880,000 in the June 2000 quarter, reflecting an increase of 62%. As turnkey systems are completed, they are transitioned to the maintenance division. Included in the June 2001 quarter is $387,000 of maintenance revenue related to contracts for AIMS software. Revenue from the sales of our small turnkey division decreased to $262,000 in the June 2001 quarter, from $295,000 in the June 2000 quarter, reflecting a decrease of 11%.

Revenue from contracts from government agencies represented 40% of revenue in the June 2001 quarter and 49% of revenue in the June 2000 quarter.

Gross profit decreased to $1,577,000 in the June 2001 quarter from $2,142,000 in the June 2000 quarter, reflecting a decrease of 26%. The decrease in gross margin was substantially attributable to the decrease in our license and data center revenue mentioned above.

Selling, general and administrative expenses were $1,114,000 in the June 2001 quarter, reflecting a decrease of 13 % from the $1,280,000 in the June 2000 quarter. This decrease was substantially in the area of administrative costs and was partially offset by an increase in sales and marketing costs.

We incurred product development expenses of $356,000 in the June 2001 quarter, a decrease of 7% from the $382,000 in the June 2000 quarter. During the June 2001 quarter, we continued to invest in improved functionality and technology in our products, but at a lesser extent than the June 2000 quarter.

Interest expense was $32,000 in the June 2001 quarter, an increase of $6,000, or 23%, from the $26,000 in the June 2000 quarter. This increase was the result the $2.5 million term loan arrangement that we entered into in June 2001.

We have a net operating loss tax carry forward of approximately $7 million. However, in the June 2001 quarter, we provided for income taxes in the amount of $5,800. This provision was based upon the federal alternative minimum tax calculation as well as certain state taxes where we do not have any net operating loss carry forwards.

As a result of the foregoing factors, in the June 2001 quarter, we generated a net income of $70,000, or $.02 per share (basic and diluted). For the June 2000 quarter, we generated net income of $453,000, or $.13 per share (basic) and $.12 per share (diluted).


Liquidity and Capital Resources

In June 2001, we entered into a financing arrangement with a bank. This improved credit facility and medium term financing replaced our asset-based borrowing facility. The new financing provides us with a five-year term loan of $2.5 million, as well as a $1.5 million revolving line of credit. The term loan bears interest at a fixed rate of 7.95% per annum and the revolving line of credit is priced at the prime rate. Under our revolving line of credit, we can borrow up to 75% of eligible receivables up to a maximum of $1.5 million. The maximum available to us at June 30, 2001 under the borrowing base formula was $1.5 million. The interest rate on the previous facility was prime + 2%. The proceeds of the term loan are designated for acquisitions as well as product enhancements specific to California requirements. The revolving line of credit will be utilized for general working capital needs. We did not use the revolving line of credit during the June 2001 period.

We had working capital of $7.6 million at June 30, 2001 as compared to working capital of $5.9 million at December 31, 2000. The increase in working capital for the June 2001 period was substantially the result of us entering into our $2.5 million term loan arrangement as well as from net income after adding back depreciation and amortization.

On May 10, 2001, we acquired the intellectual property, customer contracts and certain other assets of Advanced Institutional Management Systems ("AIMS"). The principal assets acquired were the AIMS' customer base and the rights to AIMS' Correctional and Public Health Systems software. The purchase price consisted of 180,000 shares of the Company's common stock, of which 18,000 shares are held in escrow, and $500,000 cash. We funded the cash portion with our term loan. In addition, we may issue up to 100,000 additional shares of common stock, based on revenue derived from new contracts for the AIMS systems.

At June 30, 2001, accounts receivable and costs and estimated profits in excess of interim billings were approximately $10.2 million, representing approximately 199 days of revenue based on annualizing the revenue for the June 2001 period, although no assurance can be given that revenue will continue at the same level as the June 2001 period.

Based on our outstanding contracts and our continuing business, we believe that our cash flow from operations, the availability under our financing agreement and our cash on hand will be sufficient to enable us to continue to operate without additional funding, although it is possible that we may need additional funding if our business does not develop as we anticipate or if our expenses, including our software development costs relating to our expansion of our product line and our marketing costs for seeking to expand the market for our products and services to include smaller clinics and facilities and sole group practitioners exceed our expectations.

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


                           NETSMART TECHNOLOGIES, INC.



 /s/James L. Conway              Chief Executive Officer          August 6, 2001
-------------------------     (Principal Executive Officer)
James L. Conway



/s/Anthony F. Grisanti           Chief Financial Officer          August 6, 2001
-------------------------     (Principal Financial and
Anthony F. Grisanti                Accounting Officer)