Form 10-Q
period 2001-09-30
NETSMART TECHNOLOGIES INC
filed 2001-11-06
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001
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

Yes_X_        No__


Number of shares of common stock outstanding as of October 16, 2001:   3,691,209
                                                                       =========

Netsmart Technologies, Inc. and Subsidiaries

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                       Page
                                                                     ----


Consolidated Balance Sheets - September 30, 2001 (Unaudited)
 and December 31, 2000                                                1-2

Consolidated Statements of Income (Unaudited) -
 Nine Months Ended September 30, 2001 and September 30, 2000 and
 Three Months Ended September 30, 2001 and 2000                        3

Consolidated Statements of Cash Flows (Unaudited) -
 Nine Months Ended September 30, 2001 and September 30, 2000          4-5

Consolidated  Statement of Stockholders' Equity (Unaudited) -
 Nine Months Ended September 30, 2001                                 6-7

Notes to Consolidated Financial Statements                             8

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                        9-12


Part II

Item 6B - Exhibits and Reports on Form 8-K                            13

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   September 30,    December 31,
                                                       2001             2000
                                                    (Unaudited)     ------------
                                                   -------------
Assets:
Current Assets:
    Cash and Cash Equivalents                        $ 3,271,702    $ 2,418,947
    Accounts Receivable - Net                          5,375,288      4,688,598
    Costs and Estimated Profits in Excess
      of Interim Billings                              4,595,590      4,068,255
    Deferred taxes                                       494,000        494,000
    Other Current Assets                                  80,702        144,942
                                                     -----------    -----------

    Total Current Assets                              13,817,282     11,814,742
                                                     -----------    -----------

Property and Equipment - Net                             415,648        512,281
                                                     -----------    -----------

Other Assets:
    Software Development Costs - Net                     704,511        822,645
    Customer Lists - Net                               2,732,139      2,064,832
    Other Assets                                         153,733         86,213
                                                     -----------    -----------

    Total Other Assets                                 3,590,383      2,973,690
                                                     -----------    -----------

    Total Assets                                     $17,823,313    $15,300,713
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                     September 30,  December 31,
                                                         2001           2000
                                                     (Unaudited)    ------------
                                                     -------------

Liabilities and Stockholders' Equity:
Current Liabilities:
     Current Portion - Capitalized Lease Obligations    $ 36,652       $ 35,756
     Current Portion - Long Term Debt                    500,000             -
     Accounts Payable                                  1,073,474        807,298
     Accrued Expenses                                    614,159      1,154,647
     Interim Billings in Excess of Costs and
       Estimated Profits                               3,318,951      3,350,697
     Deferred Revenue                                    505,158        608,444
                                                      ----------     -----------

Total Current Liabilities                              6,048,394      5,956,842
                                                      ----------     -----------
     Capitalized Lease Obligations -
       Less current portion                               14,034         40,458
       Long Term Debt - Less current portion           1,875,002             -
                                                      ----------     -----------
     Total Non Current Liabilities                     1,889,036         40,458
                                                      ----------     -----------

Commitments and Contingencies

Stockholders' Equity:
     Preferred Stock - $.01 Par Value, 3,000,000
       Shares Authorized; None issued and outstanding

     Common Stock - $.01 Par Value; Authorized
       15,000,000 Shares; Issued 3,719,247 shares
       at September 30, 2001, 3,524,692 shares at
       December 31, 2000                                  37,192         35,246

     Additional Paid-in Capital                       20,850,479     20,454,391

     Accumulated Deficit                             (10,701,978)   (10,886,414)
                                                      ----------     ----------
                                                      10,185,693      9,603,223
     Less cost of Common Stock held
       in treasury - 28,038 shares at September 30,
       2001 and December 31, 2000                        299,810        299,810
                                                      ----------     ----------

     Total Stockholders' Equity                        9,885,883      9,303,413
                                                      ----------     ----------

     Total Liabilities and Stockholders' Equity      $17,823,313    $15,300,713
                                                      ==========     ==========

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------

                                                Nine months ended                Three months ended
                                                  September 30,                      September 30,
                                                -----------------                ------------------
                                             2001               2000           2001               2000
                                             ----               ----           ----               ----

Revenues:
  Software and Related
    Systems and Services:
    General                                $ 8,493,803     $11,338,937      $ 2,660,725       $ 3,679,746
    Maintenance Contract
      Services                               3,772,538       2,553,221        1,299,747           906,250
                                            ----------      ----------       ----------        ----------
    Total Software and Related
      Systems and Services                  12,266,341      13,892,158        3,960,472         4,585,996

  Data Center Services                       1,548,640       1,716,129          615,020           511,539
                                            ----------      ----------       ----------        ----------

  Total Revenues                            13,814,981      15,608,287        4,575,492         5,097,535
                                            ----------      ----------       ----------        ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                  5,899,287       7,090,442        1,837,191         2,376,425
    Maintenance Contract
      Services                               2,608,638       1,640,350          997,463           578,172
                                            ----------      ----------       ----------        ----------

    Total Software and Related
      Systems and Services                   8,507,925       8,730,792        2,834,654         2,954,597

  Data Center Services                         761,339         766,843          254,725           258,897
                                            ----------      ----------       ----------        ----------

  Total Cost of Revenues                     9,269,264       9,497,635        3,089,379         3,213,494
                                            ----------      ----------       ----------        ----------

Gross Profit                                 4,545,717       6,110,652        1,486,113         1,884,041

Selling, General and
  Administrative Expenses                    3,255,337       3,425,657        1,036,403         1,057,769
Value of Warrants Issuance and Extension            -          181,000               -                 -
Research and Development                       985,782       1,052,151          344,471           348,132
                                            ----------      ----------       ----------        ----------

Income before Interest Expense and
  Provision for Income Taxes                   304,598       1,451,844          105,239           478,140

Interest Expense                               105,162         111,169           50,973            27,382
                                            ----------      ----------       ----------        ----------

Income before provision for income taxes       199,436       1,340,675           54,266           450,758

Provision for income taxes                      15,000              -             4,000                -
                                            ----------      ----------       ----------        ----------

Net Income                                 $   184,436     $ 1,340,675      $    50,266       $   450,758
                                            ==========      ==========       ==========        ==========

Earnings Per Share of Common Stock:
  Basic:
    Net Income                             $       .05     $       .40      $       .01       $       .13
                                            ==========      ==========       ==========        ==========

    Weighted Average Number of Shares of
      Common Stock Outstanding               3,596,376       3,329,027        3,691,209         3,489,998
                                            ==========      ==========       ==========        ==========

  Diluted:
    Net Income                             $       .05     $       .36      $       .01       $       .12
                                            ==========      ==========       ==========        ==========

    Weighted Average Number of Shares of
      Common Stock Outstanding               3,844,476       3,744,704        3,937,426         3,841,746
                                            ==========      ==========       ==========        ==========

See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                          Nine months ended
                                                             September 30
                                                         2001            2000
                                                         ----            ----
Operating Activities:
 Net Income                                           $ 184,436      $1,340,675
                                                       --------       ---------

 Adjustments to Reconcile Net Income to Net
 Cash (Used In) Provided by Operating Activities:
    Depreciation and Amortization                       802,999         522,355
    Financing Cost Related to Issuance
      and Extension of Warrants                              -          181,000

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                (686,690)       (159,410)
    Costs and Estimated Profits in
     Excess of Interim Billings                        (527,335)        858,945
    Other Current Assets                                 64,240           6,853
    Other Assets                                        (67,520)         69,065

 Increase [Decrease] in
  Accounts Payable                                      266,176        (695,127)
  Accrued Expenses                                     (540,488)       (180,933)
  Interim Billings in Excess of
    Costs and Estimated Profits                         (31,746)       (500,983)
  Deferred Revenue                                     (103,286)        186,071
                                                       --------       ----------

 Total Adjustments                                     (823,650)        287,836
                                                       --------       ---------

 Net Cash (Used In) Provided by -
   Operating Activities                                (639,214)      1,628,511
                                                       --------       ---------

Investing Activities:
  Net Cost of AIMS Acquisition                         (779,700)
  Acquisition of Property and  Equipment                (99,639)       (157,705)
  Software Development Costs                                 -         (493,192)
                                                       --------       ---------

 Net Cash (Used In) Investing Activities               (879,339)       (650,897)
                                                       --------       ---------


See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                           Nine months ended
                                                             September 30
                                                         2001             2000
                                                         ----             ----

Financing Activities:
  Payments of Short-Term Notes                       $       -      $  (882,404)
  Proceeds from Term Loan                             2,500,000
  Payments of Term Loan                                (124,998)             -
  Payment of Capitalized Lease Obligations              (25,528)        (18,716)
  Net Proceeds from Warrant Exercise                                  1,139,630
  Net Proceeds from Stock Options Exercised              21,834         134,179
                                                      ---------      ----------

  Net Cash Provided by Financing Activities           2,371,308         372,689
                                                      ---------      ----------

 Net Increase in Cash and Cash Equivalents              852,755       1,350,303

 Cash and Cash Equivalents - Beginning of Period      2,418,947         204,989
                                                      ---------      ----------

 Cash and Cash Equivalents - End of Period           $3,271,702     $ 1,555,292
                                                      =========      ==========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                         $   90,997     $   111,169
    Income Taxes                                     $  117,810     $   188,867

Non Cash Investment Activities:
  Value of Common Stock Issued in AIMS Acquisition   $  376,200     $        -






See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Nine Months Ended September 30, 2001


Common Stock $.01 Par Value Authorized                  Shares           Amount
                                                        ------           ------
15,000,000 Shares:

 Beginning Balance - December 31, 2000                 3,524,692       $ 35,246

  Common Stock Issued - Exercise of Options               14,555            146

  Common Stock Issued - Acquisition                      180,000          1,800
                                                       ---------        -------

Ending Balance - September 30, 2001                    3,719,247       $ 37,192
                                                                        =======



See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Nine Months Ended September 30, 2001

Additional Paid-In Capital Common Stock:               Shares           Amount
                                                       ------           ------

  Beginning Balance - December 31, 2000                            $ 20,454,391

  Common Stock Issued - Exercise of Options                              21,688

  Common Stock Issued - Acquisition                                     374,400
                                                                    -----------

  Ending Balance - September 30, 2001                              $ 20,850,479
                                                                    ===========

Accumulated Deficit

  Beginning Balance - December 31, 2000                            $(10,886,414)

  Net Income                                                            184,436
                                                                    -----------

  Ending Balance - September 30, 2001                              $(10,701,978)
                                                                    ===========

Treasury Stock:

  Beginning Balance - December 31, 2000                28,038      $   (299,810)
                                                       ------       -----------

  Ending Balance - September 30, 2001                  28,038      $   (299,810)
                                                       ======       ===========

Total Stockholders Equity                                          $  9,885,883
                                                                    ===========


See Notes to Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the nine and three months ended September 30, 2001 and 2000 and the changes in cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

(4) During the period ended September 30, 2001, stock options to purchase 14,555 shares were exercised and the Company received gross proceeds of $21,834. As a result, common stock and additional paid in capital increased by $146 and $21,688.

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

(7) In June 2001, the Company entered into a financing arrangement with a bank. This improved credit facility and medium term financing replaced the Company's asset-based borrowing facility. The new financing provides the Company with a five-year term loan of $2.5 million, and a $1.5 million revolving line of credit. The term loan bears interest at a fixed rate of 7.95% per annum and is payable in monthly installments during the term of the loan. The revolving line of credit is priced at the bank's prime rate. The interest rate on the previous facility was prime plus 2%.

(8) The Company commenced an action in November 2000, against Insight Recovery Center Inc. alleging breach of contract in failure to pay $147,406 pursuant to an agreement with Insight Recovery Center Inc. The Company resolved this action in an out of court settlement in September 2001. The settlement of this action had no material effect on the operations of the Company.

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

Nine months Ended September 30, 2001 and 2000

Our revenue for the nine months ended September 30, 2001 (the "September 2001 period") was $13,815,000, a decrease of $1,793,000, or 11%, from our revenue for the nine months ended September 30, 2000 (the "September 2000 period"), which was $15,608,000. The largest component of revenue was turnkey systems labor revenue, which increased to $5,043,000 in the September 2001 period, from $4,913,000 in the September 2000 period, reflecting a 3% increase. Although there was a general decline in the sales of turnkey systems, due to an industry wide slowdown in information technology purchasing activity, we were able to generate additional labor revenue for customization and enhancements services for our existing client base. Revenue from third party hardware and software decreased to $1,868,000 in the September 2001 period, from $3,542,000 in the September 2000 period, which represents a decrease of 47%. Sales of third party hardware and software are made in connection with the sales of turnkey systems and were affected by the decline in the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue decreased to $1,549,000 in the September 2001 period, from $1,716,000 in the September 2000 period, reflecting a decrease of 10%. This decrease is substantially the result of work performed for one particular client during the September 2000 period as well as a smaller client base during the September 2001 period. License revenue decreased to $623,000 in September 2001 period, from $1,947,000 in the September 2000 period, reflecting a decrease of 68%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance and is affected by the decline in revenue from turnkey systems. Maintenance revenue increased to $3,773,000 in September 2001 period, from $2,553,000 in the September 2000 period, reflecting an increase of 48%. As turnkey systems are completed, they are transitioned to the maintenance division. Included in the September 2001 period is $661,000 of maintenance revenue related to contracts for AIMS software. Revenue from the sales of our small turnkey division increased to $960,000 in the September 2001 period, from $937,000 in the September 2000 period, reflecting an increase of 2%.

Revenue from contracts from government agencies represented 39% of revenue in the September 2001 period and 50% of revenue in the September 2000 period. This decrease reflects a reduction in new government work .

Gross profit decreased to $4,546,000 in the September 2001 period from $6,111,000 in the September 2000 period, reflecting a decrease of 26%. Our gross margin percentage decreased to 33% in the September 2001 period from 39% in the September 2000 period. This decrease was substantially the result of a decrease in our license and data center revenue mentioned above. In addition the gross margin associated with the AIMS maintenance revenue is currently lower than the gross margin experienced with our other maintenance revenue..

Selling, general and administrative expenses were $3,255,000 in the September 2001 period, reflecting a decrease of 5% from the $3,426,000 in the September 2000 period. This decrease was substantially in the area of administrative costs and was partially offset by an increase in sales and marketing costs.

In the September 2000 period, we issued warrants for services rendered. We also extended one series of our warrants for fourteen months. An aggregate of $181,000 was charged to operations for the warrant issuance and the warrant extension. As a result of the extension of the warrants in the September 2000 period, we raised additional equity of $1,153,000 from the exercise of the warrants in the September 2000 period. There were no similar costs in the September 2001 period.

We incurred product development expenses of $986,000 in the September 2001 period, a decrease of 6% from the $1,052,000 in the September 2000 period. During the September 2001 period, we continued to invest in improved functionality and technology in our products, but at a lesser extent than the September 2000 period.

Interest expense was $105,000 in the September 2001 period, a decrease of $6,000, or 5%, from the $111,000 in the September 2000 period. This decrease was the result of lower short-term borrowings during the September 2001 period and was substantially offset by interest associated with the $2,500,000 term loan which we received in September 2001.

We have a federal net operating loss tax carryforward of approximately $7 million. However, in the September 2001 period, we provided for taxes in the amount of $15,000. This provision was based upon certain state taxes.

As a result of the foregoing factors, in the September 2001 period, we had net income of $184,000, or $.05 per share (basic and diluted). For the September 2000 period, we had net income of $1,341,000, or $.40 per share (basic) and $.36 per share (diluted).

Three months Ended September 30, 2001 and 2000

Our revenue for the three months ended September 30, 2001 (the "September 2001 quarter") was $4,575,000, a decrease of $522,000, or 10%, from our revenue for the three months ended September 30, 2000 (the "September 2000 quarter"), which was $5,098,000. The largest component of revenue was turnkey systems labor revenue, which increased to $1,658,000 in the September 2001 quarter, from $1,392,000 in the September 2000 quarter, reflecting a 19% increase. This increase was substantially due to customization and enhancements services for our existing client base. Revenue from third party hardware and software decreased to $515,000 in the September 2001 quarter, from $1,296,000 in the September 2000 quarter, which represents a decrease of 60%. Sales of third party hardware and software are made in connection with the sales of turnkey systems and were affected by the decline in revenue from new turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue increased to $615,000 in the September 2001 quarter, from $512,000 in the September 2000 quarter, reflecting an increase of 20%. This increase is substantially the result of work performed for one particular client during the September 2001 quarter and was partially offset by a smaller client base. License revenue decreased to $140,000 in September 2001 quarter, from $689,000 in the September 2000 quarter, reflecting a decrease of 80%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance and is affected by the decline in revenue from turnkey systems. Maintenance revenue increased to $1,300,000 in September 2001 quarter, from $906,000 in the September 2000 quarter, reflecting an increase of 43%. As turnkey systems are completed, they are transitioned to the maintenance division. Included in the September 2001 quarter is $274,000 of maintenance revenue related to contracts for AIMS software. Revenue from the sales of our small turnkey division increased to $348,000 in the September 2001 quarter, from $304,000 in the September 2000 quarter, reflecting an increase of 15%.

Revenue from contracts from government agencies represented 35% of revenue in the September 2001 quarter and 53% of revenue in the September 2000 quarter. This decrease reflects a reduction in new government work.

Gross profit decreased to $1,486,000 in the September 2001 quarter from $1,884,000 in the September 2000 quarter, reflecting a decrease of 21%. Our gross margin percentage decreased to 32% in the September 2001 period from 37% in the September 2000 period. This decrease was substantially the result of a decrease in our license revenue mentioned above. In addition the gross margin associated with the AIMS maintenance revenue is currently lower than the gross margin experienced with our other maintenance revenue. Our gross margin decrease was partially offset by the increase in data center revenue mentioned above.

Selling, general and administrative expenses were $1,036,000 in the September 2001 quarter, reflecting a decrease of 2% from the $1,058,000 in the September 2000 quarter. This decrease was substantially in the area of administrative costs.

We incurred product development expenses of $344,000 in the September 2001 quarter, a decrease of 1% from the $348,000 in the September 2000 quarter.

Interest expense was $51,000 in the September 2001 quarter, an increase of $24,000, or 89%, from the $27,000 in the September 2000 quarter. This increase was the result of interest on the $2.5 million term loan we received in September 2001.

We have a federal net operating loss tax carryforward of approximately $7 million. However, in the September 2001 quarter, we provided for taxes in the amount of $4,000. This provision was based upon certain state taxes.

As a result of the foregoing factors, in the September 2001 quarter, we generated a net income of $50,000, or $.01 per share (basic and diluted). For the September 2000 quarter, we generated net income of $451,000, or $.13 per share (basic) and $.12 per share (diluted).


Liquidity and Capital Resources

In June 2001, we entered into a financing arrangement with a Fleet Bank. This improved credit facility and medium term financing replaced our asset-based borrowing facility. The new financing provides us with a five-year term loan of $2.5 million, as well as a $1.5 million revolving line of credit. The term loan bears interest at a fixed rate of 7.95% per annum and the revolving line of credit is priced at the prime rate. Under our revolving line of credit, we can borrow up to 75% of eligible receivables up to a maximum of $1.5 million. The maximum available to us at September 30, 2001 under the borrowing base formula was $1.5 million. The interest rate on the previous facility was prime + 2%. The proceeds of the term loan are designated for acquisitions as well as product enhancements specific to California requirements. The revolving line of credit will be utilized for general working capital needs. We did not use the revolving line of credit during the September 2001 period. We have made principal payments on the $2.5 million term loan and the amount outstanding at September 30, 2001 is $2,375,000.

We had working capital of $7.8 million at September 30, 2001 as compared to working capital of $5.9 million at December 31, 2000. The increase in working capital for the September 2001 period was substantially the result of us entering into our $2.5 million term loan arrangement as well as from net income after adding back depreciation and amortization.

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

At September 30, 2001, accounts receivable and costs and estimated profits in excess of interim billings were approximately $10 million, representing approximately 195 days of revenue based on annualizing the revenue for the September 2001 period, although no assurance can be given that revenue will continue at the same level.

Based on our outstanding contracts and our continuing business, we believe that our cash flow from operations, the availability under our financing agreement and our cash on hand will be sufficient to enable us to continue to operate without additional funding. It is possible that we may need additional funding if our business does not develop as we anticipate or if our expenses, including our software development costs relating to the expansion of our product line and our marketing costs for seeking to expand the market for our products and services to include smaller clinics and facilities and sole group practitioners exceed our expectations.

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

                                     Part II

Item 6.  Exhibits and Reports on Form 8-K.

       (b)     Reports on Form 8-K.

       Form 8-K/A, Amendment No. 1, with an event date of May 10, 2001. The Report related to Item 2, Acquisition and Disposition of Assets, and the Form 8-K/A was filed on July 23, 2001 to include the financial statements of Advanced Institutional Management Systems, Inc. ("AIMS") and the pro forma financial information for the Registrant and AIMS.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway         Chief Executive Officer            November 5, 2001
-----------------------     (Principal Executive Officer)
James L. Conway


/s/ Anthony F. Grisanti     Chief Financial Officer            November 5, 2001
-----------------------     (Principal Financial and
Anthony F. Grisanti          Accounting Officer)