Form 10-K/A
period 2000-12-31
NETSMART TECHNOLOGIES INC
filed 2002-01-22
CIK 1011028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------


                                   FORM 10-K/A

                                 Amendment No. 1

                      For the Year Ended December 31, 2000


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


                   Purpose of Amendment: To include Part III.

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

The behavioral and public healthcare industry will be required to update or replace their existing information processing solutions to comply with the emerging federal data standards requirements. The two most influential standards for this sector are:

    o The Federal Health Insurance Portability and Accountability Act - which focuses on the privacy and security of healthcare information

    o Decision Support 2000+ - Center for Mental Health Services data standards for state operated/funded facilities

We intend to capitalize on the increased demand for information systems driven by these federal initiatives by:

    o Offering end-to-end solutions meeting the federal data standards to all market segments.

    o    Providing technology features that maximize end user effectiveness.

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

On the technology front, we will be expanding the Avatar product line to include three broad-base distribution vehicles:

    o Web Portal: Avatar will be offered through a web portal to provide single and small practice groups access on a subscription basis.

    o Smart Card: Our pilot project in patient access for treatment services in methadone maintenance will be expanded to provide a secure link between multi-service agencies, such as court diversion and treatment.

    o Palm Pilot: Connectivity of Avatar and Palm Pilots will extend the distribution of clinical record keeping to the point of service between clinician and consumer.

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

Because we are particularly dependent upon government contracts, our business
-----------------------------------------------------------------------------
may be impaired by policies relating to entitlement programs.
-------------------------------------------------------------

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

Our business is based on providing systems relating to behavioral health
------------------------------------------------------------------------
organizations, and changes in government regulation of health care industry may
-------------------------------------------------------------------------------
affect the market for our systems.
----------------------------------

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

Because we are dependent on our management, the loss of key executive officers
------------------------------------------------------------------------------
could harm our business.
------------------------

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

Because we lack patent protection, we cannot assure you that others will not be
-------------------------------------------------------------------------------
able to use our proprietary information in competition with us.
---------------------------------------------------------------

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

If we make any acquisitions, they may disrupt or have a negative impact on our
------------------------------------------------------------------------------
business.
---------

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

The rights of the holders of common stock may be impaired by the potential
--------------------------------------------------------------------------
issuance of preferred stock.
----------------------------

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

Shares may be issued pursuant to options which may affect the market price of
-----------------------------------------------------------------------------
our common stock.
-----------------

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

Item 2.   Property

We lease office space at the following locations:

Location                  Purpose        Space            Annual Rental             Expiration
--------                  -------        -----            -------------             ----------
146 Nassau Avenue         Executive      18,000           $303,000, plus 4%         12/31/03
Islip, New York            offices       square feet       annual increases

1335 Dublin Road          Offices         3,500           $51,000                   11/30/01
Columbus, Ohio                           square feet

18B Ledgebrook Run        (2)             1,800           $21,000(1)                10/31/02
Mansfield Center,                        square feet
Connecticut

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

We did not sell any unregistered securities during 2000.


Item 6.  Selected Financial Data

                                                         Year Ended December 31,
                                  2000           1999              1998           1997           1996
                                  ----           ----              ----           ----           ----

                                                   (in thousands except per share data)
Selected Statements
  of Operations Data:

Revenue                              $20,171         $21,252          $13,165        $  7,635       $   6,538

Income (Loss) from Continuing
 Operations before interest
  and other financing costs            2,141(1)        1,895              759            (536)         (3,614)(2)

Income (Loss) from Discontinued
  Operations                              70             180             (217)         (2,615)           (801)

Net Income (Loss)                      2,386(1)        1,825              196          (3,459)         (6,579)(2,3)

Per Share Data - Diluted:
  Continuing Operations                  .61             .47              .12            (.37)          (3.36)
  Discontinued Operations                .02             .05             (.08)          (1.10)           (.47)
  Net Income (loss)                      .63             .52              .04           (1.47)          (3.83)

Weighted average number
  of shares outstanding                3,771           3,516            2,865           2,387           1,716

Selected Balance
 Sheet Data:
 Working Capital (deficiency)          5,858           2,012               10            (537)            477

Total Assets                          15,301          13,972           10,289           7,340           8,251

Total Liabilities                      5,997           8,617            7,005           4,200           3,836

Accumulated Deficit                  (10,886)        (13,272)         (15,097)        (15,293)        (11,726)

Stockholders' Equity                   9,304           5,355            3,284           3,140          4,415


----------
    (1)  Includes benefit of net operating loss in the amount of $494,000.

    (2) Includes $3,492 of non-cash compensation charges arising from the issuance by the Company of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors.

    (3) Includes $1,692 of non-cash costs associated with the issuance of 500,000 shares of common stock to certain noteholders and 25,000 shares of common stock to the Company's asset based lender.

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


                           Netsmart Technologies, Inc.
                                Quarterly Summary
                                    Unaudited


In thousands, except per share data amounts
                                                1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                                                -----------    -----------    -----------    -----------
                  2000 (a)

Total revenue                                   $  5,601       $  4,909      $  5,099         $  4,562
Gross profit                                       2,085          2,142         1,884            2,104
Net income from continuing operations                437            453           451              975
Discontinued operations                               --             --            --               70
Net income                                           437            453           451            1,045

Per share amounts:
  Net earnings - Basic:
    Continuing operations                       $   0.14       $   0.13      $   0.13         $   0.28
    Discontinued operations                     $     --       $     --      $     --         $   0.02
                                                 -------        -------       -------          -------
                                                $   0.14       $   0.13      $   0.13         $   0.30
                                                 =======        =======       =======          =======

Net earnings - Diluted:
  Continuing operations                         $   0.12       $   0.12      $   0.12         $   0.25
 Discontinued operations                        $     --       $     --      $     --         $   0.02
                                                 -------        -------       -------          -------
                                                $   0.12       $   0.12      $   0.12         $   0.27

                  1999

Total revenue                                   $  5,235       $  5,572      $  5,240         $  5,205
Gross profit                                       1,788          1,957         1,866            1,764
Net income from continuing operations                327            413           444              461
Discontinued operations                               --             --            --              180
Net income                                           327            413           444              641

Per share amounts:
  Net earnings - Basic:
    Continuing operations                       $   0.11       $   0.14      $   0.15         $   0.15
    Discontinued operations                     $     --       $     --      $     --         $   0.06
                                                 -------        -------       -------          -------
                                                $   0.11       $   0.14      $   0.15         $   0.12
                                                 =======        =======       =======          =======

  Net earnings - Diluted:
    Continuing operation                        $   0.11       $   0.12      $   0.13         $   0.13
    Discontinued operations                     $     --       $     --            --         $   0.05
                                                 -------        -------       -------          -------
                                                $   0.11       $   0.12      $   0.13         $   0.18
                                                 =======        =======       =======          =======




(a) Includes the benefit of a net operating loss in the amount of $494 in the fourth quarter of 2000.


Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data begin on page F-1 of this Form 10-K.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         The directors and executive officers of the Registrant at March 31, 2001 are as follows:


Name                               Age      Position
----                               ---      --------
James L. Conway                    53       Chief executive officer and director
Edward D. Bright1                  64       Chairman of the board and director
Gerald O. Koop                     62       President and director
Anthony F. Grisanti                52       Chief financial officer, treasurer
                                            and secretary
John F. Phillips                   63       Vice president and director
Joseph G. Sicinski1                69       Director

----------
(1)      Member of the audit and compensation committees.

         Mr. James L. Conway has been our chief executive office since April 1998, a director since January 1996 and president from January 1996 until January 2001. From 1993 until April 1998, he was president of a Long Island based manufacturer of specialty vending equipment for postal, telecommunication and other industries.

         Mr. Edward D. Bright has been our chairman of the board and a director since April 1998. From April 1998 until 1999, Mr. Bright was chairman, secretary, treasurer and a director of Consolidated Technology Group Ltd., a public company now known as The Sagemark Companies, Ltd. In 2000, Mr. Bright was reelected chairman of the board and a director of Sagemark. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to Creative Socio-Medics Corp., our wholly-owned subsidiary.

         Mr. Gerald O. Koop has been one of our directors since June 1998 and president since January 2001. He has held management positions with Creative Socio-Medics for more than the past five years, most recently as its chief executive officer, a position he has held since 1996.

         Mr. Anthony F. Grisanti has been our treasurer since June 1994, secretary since February 1995 and chief financial officer since January 1996.

         Mr. John F. Phillips has been one of our directors and president of Creative Socio-Medics since June 1994, when Creative Socio-Medics was acquired, and our vice president since June 1994.

         Mr. Joseph G. Sicinski has been one of our directors since June 1998. He is president and a director of the Trans Global Services, Inc., a technical staffing company, a position he held with Trans Global and its predecessor since September 1992. From April 1998 until December 2001, he was also chief executive officer of Trans Global.

         Directors are elected for a term of one year.

         None of our officers and directors are related.

         Our board of directors has two committees - the audit committee and the compensation committee.

         The audit committee during 2000 consisted of two directors, Messrs. Edward D. Bright and Joseph G. Sicinski. The audit committee has the authority to approve our audited financial statements, to meet with our independent auditors, to review with the auditors and with management any management letter issued by the auditors and generally to exercise the power normally accorded an audit committee of a public corporation. In addition, any transactions between us or our subsidiaries, on the one hand, and any officer, director or principal stockholder or any affiliate of any officer, director or principal stockholder, on the other hand, requires the prior approval of the audit committee. The audit committee meets with the independent accountants prior to the filing of our Form 10-Q quarterly report and the Form 10-K annual report.

         The compensation committee, which is composed of Messrs. Sicinski and Bright, serves as the stock option committee for our stock option plans and the employee stock purchase plan, and it reviews and approves any employment agreements with management and changes in compensation for our executive officers.

         Excluding actions by unanimous written consent, the board of directors held one meeting during 2000, the compensation committee held one meeting during 2000, and the audit committee held four meetings in 2000. The audit committee met with our independent accountants and chief financial officer prior to filing of the Form 10-K for 2000 to review the 2000 audited financial statements with the independent auditors. During 2000, all of our directors attended at least 80% of the meetings of the board and any committee of which they are members.

         We pay each director who is not employed by us a monthly fee of $750, and we pay the chairman of the board a monthly fee of $1,500.

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

Item 11.  Executive Compensation

         Set forth below is information with respect to compensation paid or accrued by the Company for 2000, 1999 and 1998 to its chief executive officer and to each other officer whose salary and bonus for 2001 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                       Annual                   Long-Term
                                       ------                   ---------
                                      Compensation              Compensation
                                      ------------              ------------
                                                                (Awards)
                                                                --------
                                                                Options, SARs
                                                                -------------
Name and Principal Position      Year   Salary    Bonus           (Number)
---------------------------      ----   ------    -----         ------------
James L. Conway, CEO and         2000  $177,120  $102,515           21,000
president                        1999   172,000   107,000               --
                                 1998   173,563    27,000           90,000
Gerald O. Koop, chief            2000   156,480   139,269           21,000
executive officer of Creative    1999   152,000   172,169               --
Socio-Medics Corp.               1998   104,700   126,305           80,000
John F. Phillips, vice           2000   156,480    83,973           18,750
president                        1999   152,000    64,000               --
                                 1998   124,800    70,540           80,000
Anthony F. Grisanti, chief       2000   135,840   104,656           18,750
financial officer                1999   132,000   100,000               --
                                 1998   102,240    56,967           80,000

----------
         The bonuses for Mr. Koop include accrued commissions of $94,568 for 2000 and $100,169 for 1999. These commissions will be paid in installments through 2002.

         In January 2001, we entered into employment agreements with Messrs. James L. Conway, John F. Phillips, Gerald O. Koop and Anthony F. Grisanti for a term of three years for Messrs. Conway and Grisanti and two years for Messrs. Koop and Phillips. We believe that these officers are vital to our business. Each of the officers has the right to extend the term for an additional year. Following termination of the employment term, or earlier at the discretion of the officer, each of the officers has the right to continue as a part-time consultant for a term of five years for annual compensation of $75,000. Pursuant to these agreements, these officers receive the following salaries in 2001: Mr. Conway - $170,239, Mr. Koop - $148,959, Mr. Phillips - $148,959, and Mr.
Grisanti - $127,679. The agreements provide increase annual increases. The agreements provide that the executives are eligible to participate in a bonus pool to be determined annually by the board, based on the executive's performance. The agreements also provide each of these officers with an automobile allowance, which is included under "Salary,"and insurance benefits. In the event of the officer's dismissal or resignation or a material change in his duties or in the event of a termination of employment by the executive or by us as a result of a change of control, the officer may receive severance payments of between 42 and 48 months' compensation.

         In January 2001, we entered into a consulting agreement with Mr. Edward
D. Bright pursuant to which Mr. Bright is to devote 50% of his time to our business for a period of two years, with Mr. Bright having the right to extend the term for an additional year. Following the completion of the term, or earlier at the discretion of Mr. Bright, Mr. Bright continues as a part-time consultant for an additional five years. Mr. Bright receives compensation at the annual rate of $75,000 during the consulting term, and we provide him with an automobile allowance and insurance benefits. Mr. Bright is eligible, at the discretion of the board, to participate in a bonus pool which may be established by the board. In the event that Mr. Bright's consultant relationship is terminated as a result of a change of control, we are to pay him as severance pay between 42 and 48 months compensation. We paid Mr. Bright total compensation, exclusive of directors fees, of $101,000 for 2000.


Option Exercises and Outstanding Options

         The following table sets forth information concerning the exercise of options during the year ended December 31, 2000 and the year-end value of options held by our officers named in the Summary Compensation Table. No stock appreciation rights have been granted.

 Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value
                (All options were fully exercisable at year end)


                                                               Number of
                                                               Securities                Value of
                                                               Underlying                Unexercised In-
                            Shares                             Unexercised               the-Money
                            Acquired             Value         Options at Fiscal         Options at Fiscal
         Name               Upon Exercise       Realized       Year End                  Year End
         ----               -------------       --------       -----------------         -----------------

James L. Conway                70,000           $625,900           69,250                   $    1,365
Gerald O. Koop                  4,150              7,176          108,038                       60,934
John F. Phillips                   --                 --          107,750                       59,594
Anthony F. Grisanti            79,948            605,985           23,802                        3,113


         The determination of "in the money" options at December 31, 2000, is based on the closing price of the common stock on the Nasdaq SmallCap Market on December 31, 2000, which was $1.875 per share.

         The options held by Mr. Conway include warrants, exercisable at $12.00 per share, held by Mr. Conway (34,000 shares) and Mr. Conway's wife (14,250 shares). Mr. Conway disclaims beneficial interest in securities held by his wife.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         Set forth below is information as of March 31, 2001, as to each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock, each director, each officer listed in the Summary Compensation Table and all officers and directors as a group.

                                                            Percent of
                                                            ----------
Name and Address                          Shares            Outstanding Common
----------------                          ------            ------------------
                                                            Stock
                                                            -----
John F. Phillips                          215,972            6.0%
146 Nassau Avenue
Islip, New York 11751
Edward D. Bright                          188,172            5.2%
Gerald O. Koop                            167,283            4.6%
James L. Conway                           167,250            4.7%
Anthony F. Grisanti                       120,171            3.4%
Joseph G. Sicinski                         32,000             *
All directors and officers as a group     890,848           22.9%
(six individuals)

----------
*   Less than 1%.


         Except as set forth in the following paragraphs, each person has the sole voting and sole investment power and direct beneficial ownership of the shares. Each person is deemed to beneficially own shares of common stock issuable upon exercise of options or warrants which are exercisable on or within 60 days after the date as of which the information is provided.

         The number of shares owned by our directors and officers shown in the table includes shares of common stock which are issuable upon exercise of options and warrants that are exercisable at December 31, 2001 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options and warrants for each of our directors and the officers named in the Summary Compensation Table.


Name                                                         Number
----                                                         ------
John F. Phillips                                            107,750
Edward D. Bright                                             86,250
Gerald O. Koop                                              101,000
James L. Conway                                              69,250
Anthony F. Grisanti                                          23,802
All officers and directors as a group                       388,052

         The options and warrants held by Mr. Conway include warrants, exercisable at $12.00, to purchase 34,000 held by Mr. Conway and 14,250 shares held by Mr. Conway's wife, as to which he disclaims beneficial ownership.



Item 13.       Certain Relationships and Related Transactions

         There were no transactions with related parties during 2000 which are not disclosed under Item 11.


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



                                               NETSMART TECHNOLOGIES, INC.


Dated: January 17, 2002
                                              By /s/ James L. Conway
                                              ----------------------------------
                                              James L. Conway, President and CEO


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                         Title                           Date
      ---------                         -----                           ----

/s/*                               President, Chief Executive
-----------------------------      Officer and Director (Principal
James L. Conway                    Executive Officer)


/s/*                               Chief Financial Officer
-----------------------------      Principal Financial and
Anthony F. Grisanti                Accounting Officer)

                                                          By:/s/ James L. Conway
                                                             -------------------
/s/*                                Director                 James L. Conway
-----------------------------                                Attorney-in-Fact
Edward D. Bright                                             January 17, 2002


/s/*                                Director
------------------------------
John F. Phillips


/s/*                                Director
------------------------------
Gerald O. Koop


                                    Director
------------------------------
Joseph G. Sicinski

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