Form 10-K
period 2001-12-31
NETSMART TECHNOLOGIES INC
filed 2002-03-29
CIK 1011028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

        Securities registered pursuant to Section 12(b) of the Act: ____

           Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class                Outstanding shares as of March 26, 2002
     -------------------                ---------------------------------------
     Common Stock, par value                       3,696,709
       $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_X_        No__

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___ [ ]

DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1.  Business

Introduction

Netsmart Technologies, Inc. develops, markets and supports Web-enabled, Windows-based, thin-client, enterprise- wide, open platform software systems to providers of services in the health and human services market, including mental health clinics, substance abuse clinics, psychiatric hospitals, public health agencies, managed care organizations and correctional facilities. We sell our software products through our wholly owned subsidiary, Creative Socio-Medics Corporation, either on a license or a subscription basis to health care providers and we support our software under long-term maintenance agreements. The maintenance contracts provide us with a recurring revenue stream.

We believe that we are one of the largest suppliers of practice management systems to the behavioral health market, with over 500 contracts in place, representing approximately 50,000 clinicians, including 24 state agencies and installations in 43 states.

The cost of a new system to customers is typically in the range of $250,000 to $1 million. Governmental agencies such as mental health, mental retardation, child welfare, addiction, correction and public health facilities accounted for approximately 40% of revenue in 2001, with the remainder from private hospitals, smaller clinics, group and sole practitioners.

Business Strategy

Our systems provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. We direct our marketing effort for these products towards providers of services in the health and human services market. Our branded suite of products has integrated point-of-services technologies which also include smart cards and personal digital assistants, which are commonly referred to as PDAs.

The health and human services market is always subject to changes in state and federal regulations as well as new demands required by the population. Some of the factors which we believe are affecting the market include the following.

HIPAA.
------
As one of the most established suppliers of practice management solutions to the behavioral health and substance abuse industry, we believe that we can benefit as a result of the Health Insurance Portability and Accountability Act which is generally known as HIPAA. HIPAA essentially mandates the Health and Human Services department of the U.S. Government to enact standards regarding the standardization, privacy and security of health care information that will begin to take effect in the latter part of 2002.

We believe that this legislation will have the effect of requiring the under-automated health and human services industry to make the leap to install automated systems. We believe that our product suite, in conjunction with products offered by our best-of-breed partners, offers comprehensive enterprise-wide solutions for all human service providers.

California.
-----------
Significant market opportunities continue to emerge with California leading the way. Virtually all the 58 county systems, now running on legacy or end-of-cycle information technology systems, are likely to shift to the procurement mode within the coming 24 months. Furthermore, recently passed Proposition 36 mandates that first-time drug offenders be directed into the local healthcare systems rather than the criminal justice system. We recently received our first smart-card pilot program in San Joaquin County and intend to market the card as the solution in other markets as well. The added impact of Proposition 36 on the 58 California county healthcare systems is therefore expected to be substantial, and the state has appropriated some $60 million in funding for upgrading these facilities.

Increased Demand.
-----------------
As a result of the recent acts of terrorism, the demand for services in the mental health and public health services has been elevated. Anxiety and fear have gripped many people who are now seeking mental health services. This increased demand puts more pressure on providers to improve the efficiency of care through the use of practice management and clinical systems. The potential threat of bio terrorism will also put similar pressure on public health agencies to improve their delivery capabilities in much the same way.

We continue to win new contracts. A significant recent example is a master licensing agreement with a recognized Catholic hospital that will, in effect, make the hospital a re-seller of products, thereby providing us with an entry into the many other Catholic hospitals throughout the United States.

Forward - Looking Statements
----------------------------
Statements in this Form 10-K annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K annual report, including the risks described under "Risk Factors," and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Organization of the Company
---------------------------
We are a Delaware corporation formed in September 1992 under the name Medical Services Corp. Our name was changed to Carte Medical Corporation in October 1993, CSMC Corporation in June 1995 and to Netsmart Technologies, Inc. in February 1996. Our executive offices are located at 146 Nassau Avenue, Islip, New York 11751, telephone (631) 968-2000. Reference to us and to Netsmart include our subsidiary, Creative Socio-Medics, unless the context indicates otherwise. Our website is located at www.csmcorp.com. Neither the Information contained in our website nor the information contained in any Internet website is a part of this Form 10-K annual report.

Risk Factors
------------

Because we are particularly dependent upon government contracts, our business
-----------------------------------------------------------------------------
may be impaired by policies relating to entitlement programs.
-------------------------------------------------------------
We market our health information systems principally to behavioral health facilities, many of which are operated by government entities and include entitlement programs. During 2001, we generated 40% of our revenue from contracts with government agencies, as compared with 51% in 2000 and 55% in 1999. Government agencies generally have the right to cancel contracts at their convenience. In addition, we may lose business if government agencies reduce funding for entitlement programs.

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

Because we are dependent on our management, the loss of key executive officers
------------------------------------------------------------------------------
could harm our business.
------------------------
Our business is largely dependent upon our senior executive officers, Messrs. James L. Conway, chief executive officer, Gerald O. Koop, president and Anthony
F. Grisanti, chief financial officer. Although we have employment agreements with these officers, the employment agreement do not guarantee that the officers will continue with us, and each of these officers has the right to terminate his employment with us on 90 days notice. Our business may be adversely affected if any of our key management personnel or other key employees left our employ.

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

Our growth may be limited if we cannot make acquisitions.
---------------------------------------------------------
A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity. Our stock price may adversely affect our ability to make acquisitions for equity or to raise funds for acquisition through the issues of equity securities. If we fail to make any acquisitions, our future growth may be limited. As of the date of this Form 10-K annual report, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

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

Shares may be issued pursuant to options which may affect the market price of
-----------------------------------------------------------------------------
our common stock.
-----------------
We may issue stock upon the exercise of options to purchase up to an aggregate 967,885 shares of common stock pursuant to our long-term incentive plans, all of which were outstanding at March 14, 2002. The exercise of these options and the sale of the underlying shares of common stock may have an adverse effect upon the price of our stock.

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

Our typical license for a health information system ranges from $10,000 to $100,000 for a single facility healthcare organization to $250,000 to $1,000,000 for multi-unit care organizations such as those run by state agencies. Revenue from license fees were approximately $747,000, or 4.1% of revenue, for 2001, $2,603,000, or 12.9% of revenue, for 2000 and $2,228,000, or 10.5% of revenue, for 1999. A customer's purchase order may also include third party hardware or software. Revenue from hardware and third party software accounted for approximately $2,390,000, or 13.2% of revenue, for 2001, $4,158,000, or 20.6% of revenue, for 2000 and $5,915,000, or 27.8% of revenue, for 1999. Revenue from turnkey systems labor accounted for approximately $6,568,000, or 36.3% of revenue, for 2001, $6,502,000, or 32.2% of revenue, for 2000 and $7,768,000, or
36.6% of revenue in 1999.

In addition to our behavioral/public healthcare information systems and related services, we offer processing services to substance abuse facilities and maintain a data center facility at which our personnel perform data entry, data processing and produce operations reports for smaller substance abuse clinics. Our data center revenue was approximately $2,042,000, or 11.3% of revenue, for 2001, $2,263,000, or 11.2% of revenue, for 2000 and $1,908,000, or 9% of revenue, for 1999.

Maintenance services have generated increasing revenue and have become a more significant portion of our business since most purchasers of health care information system licenses also purchase maintenance service. Maintenance revenue increases as existing customers purchase additional licenses and new customers purchase their initial software licenses. By agreement with our customers, we provide telephone help services and maintain and upgrade their software. Maintenance contracts may require us to make modifications to meet any new federal and state reporting requirements which become effective during the term of the maintenance contract. We do not maintain the hardware and third party software sold to our customers, but we provide a telephone help line service for certain third party software, which we license to our customers. Our maintenance revenue was approximately $5,192,000, or 28.7% of revenue, for 2001, $3,521,000, or 17.5% of revenue, for 2000 and $2,258,000, or 10.6% of revenue, for 1999.

We currently offer five product modules that provide a range of core application requirements for behavioral healthcare providers. These products consist of a suite of complete information technology applications developed by us, together with software provided by others which enables us to offer enterprise-wide solutions to the behavioral health industry. We offer the products in a variety of delivery modes.

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

    * Smart Card: Tracking software application on a smart card platform to enable coordination of patient services across multiple providers, even if their systems are of incompatible design. This new level of patient data portability will allow sales activity across all areas of human services regardless of the client's existing technology.

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

Many long-term behavioral/public healthcare facilities are operated by government entities and include those operated as part of entitlement programs. During the years ended December 31, 2001, 2000 and 1999, approximately 40%, 51% and 55%, respectively, of revenue was generated from contracts with government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract for its convenience, although we have not experienced a termination for convenience in the last five years.

In addition to these major behavioral/public healthcare providers, there are a larger number of sole practitioners, group practices and smaller clinics which may also require behavioral/public healthcare facilities. We intend to market our Internet-based systems to these potential customers.

We believe that the demand for information technology solutions is increasing as a result of new federal initiatives for data standards as well as continuous pressure from managed care providers to reduce healthcare delivery costs while expanding the availability of services.

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

We coordinate our marketing effort with the state agencies and other major users of our systems. Our state agency clients formed a State Systems Association, presently consisting of state organizations or agencies from 24 states. The association's members work with us to assess and determine future requirements in both patient managed care coordination and regulatory reporting.

No customer accounted for 10% or more of our revenue in 2001 and 2000. For the year ended December 31, 1999, one customer accounted for revenue of approximately $3.8 million or 18% of our revenue.

We had a backlog of orders, including ongoing maintenance and data center contracts for our behavioral health information systems of $16.5 million at December 31, 2001 and $14.4 million at December 31, 2000. A substantial amount of the 2001 backlog is expected to be filled during 2002.

Product Development
-------------------

We incurred product development costs relating to our behavioral health information systems of approximately $1,335,000 in 2001, $1,360,000 in 2000 and $800,000 in 1999, all of which was company-sponsored. In 2001, we incurred capitalized software development costs of approximately $167,000 associated with our acquisition of software products from Advanced Institutional Management Software, Inc. In 2000, we incurred capitalized software development costs of approximately $219,000 in connection with the development of our web portal services and application service provider solutions for healthcare providers. During 2000, we also incurred capitalized software development costs of $334,000 associated with our acquisition of the Connex suite of managed care and employee assistance program information systems. Included in these costs is $100,000 of valued assigned to the 15,528 shares of our common stock which we issued to acquire the Connex suite.

Competition
-----------

The healthcare software industry is highly competitive. Although we believe that we can provide a health care facility or managed care organization with software to enable it to perform its services more effectively, other software companies provide comparable systems and also have the staff and resources to develop competitive systems.

According to independent consulting reports, healthcare information technology is an $18 billion industry served by numerous vendors. The dominant health care information technology vendors have achieved annual sales of more than $1 billion by focusing on solutions for large medical/surgical health care providers, such as large hospital systems and health maintenance organizations, and, have not focused on the behavioral/public healthcare industry. We believe that most of the presently available healthcare management software does not meet the specific needs of the behavioral/public healthcare industry, and that the functionality of our information systems are designed to meet the needs of this market. However, the behavioral health information systems business is serviced by a number of companies, some of which are better capitalized with larger infrastructure than we, and we may not be able to continue to compete effectively with such companies.

We have an established customer base of more than 500 clients nationwide, including substantial private and government providers of healthcare services. These 500 contracts represent approximately 50,000 clinicians, including 24 state agencies and installations in 43 states.

Government Regulations and Contracts
------------------------------------

The federal and state governments have adopted numerous regulations relating to the health care industry, including regulations relating to the payments to health care providers for various services. The adoption of new regulations can have a significant effect upon the operations of health care providers and insurance companies. Although our business is aimed at meeting certain of the problems resulting from government regulations and from efforts to reduce the cost of health care, we cannot predict the effect of future regulations by governments and payment practices by government agencies or health insurers, including reductions in the funding for or scope of entitlement programs. Any change in the structure of health care in the United States can have a material effect on companies, such as us, that provide services to the health care industry, including those providing software. Although we believe that the likely direction which may result from the current study of the health care industry would be an increased trend to managed care programs, thereby increasing the importance of automation, our business may not benefit from any changes in the industry structure. Even if the industry does evolve toward more healthcare being provided by managed care organizations, it is possible that there will be substantial concentration in a few very large organizations, which may seek to develop their own software or obtain software from other sources. To the extent that the health care industry evolves with greater government-sponsored programs and less privately run organizations, our business may be adversely affected. Furthermore, to the extent that each state changes its own regulations in the health care field, it may be necessary for us to modify our behavioral health information systems to meet any new record-keeping or other requirements imposed by changes in regulations, and we may not be able to generate revenues sufficient to cover the costs of developing the modifications.

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

Intellectual Property Rights
----------------------------

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

Employees
---------

As of December 31, 2001, we had 136 employees, including 4 executive, 12 sales and marketing, 111 technical and 9 clerical and administrative employees.

Executive Officers
------------------

         Information concerning our executive officers is included in Item 11, Directors and Executive Officers for the Registrant.

Item 2.   Property

We lease office space at the following locations:


Location                Purpose       Space        Annual Rental      Expiration
--------                -------       -----        -------------      ----------
146 Nassau Avenue       Executive     18,000       $314,000, plus 4%   12/31/03
Islip, New York         offices       square feet  annual increases

1335 Dublin Road        Offices       3,500        $56,000             11/30/03
Columbus, Ohio                                     square feet

7590 Fay Avenue         Offices       1,800        $50,000             06/30/02
La Jolla, California                               square feet

We believe that our space is adequate for our immediate needs and that, if additional space is required, it would be readily available on commercially reasonable rates.

Item 3.   Legal Proceedings

We are a defendant in an arbitration proceeding commenced in March 2001 by PriceWaterhouse Coopers LLP, seeking damages of $635,000 for an alleged breach of a staff augmentation services agreement. We believe that we have valid legal defenses to this action.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on The Nasdaq SmallCap Market under the symbol NTST. Set forth below is the reported high and low sales prices of our Common Stock for each quarterly period during 2001 and 2000.


         Quarter Ending                      High               Bid
         --------------                      ----               ---

         March 31, 2001                      2.84               2.08
         June 30, 2001                       2.27               2.06
         September 30, 2001                  2.11               1.68
         December 31, 2001                   3.06               1.69

         March 31, 2000                     11.75               5.25
         June 30, 2000                      11.38               4.00
         September 30, 2000                  5.69               3.31
         December 31, 2000                   4.13               1.50


As of December 31, 2001, there were approximately 2,095 holders of our common stock. The closing price of our common stock was $2.85 per share on March 25, 2002. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have not paid any cash dividends to the holders of our common stock since our organization.

In May 2001, we issued 180,000 shares of common stock to Advanced Institutional Management Software, Inc. as part of the purchase price for that company's intellectual property rights, customer lists and certain other assets. Of these shares, 162,000 were issued to the seller, and 18,000 are held in escrow.

In October 2001, we issued warrants to purchase 40,000 shares in connection with an investor relations agreement whereby we will pay a monthly fee in addition to the issuance of the warrants. The warrants have an exercise price of $2.50 for the first 5,000 shares; $3.00 for the next 5,000 shares; $3.50 for 15,000 shares and $4.00 for the final 15,000 shares, and will expire on October 28, 2002.

The issuance of the foregoing securities is exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, or Regulation D of the Securities and Exchange Commission thereunder.


Item 6.  Selected Financial Data

                                                              Year Ended December 31,
                                                              -----------------------
                                       2001           2000              1999           1998           1997
                                       ----           ----              ----           ----           ----
                                                         (in thousands except per share data)

Selected Statements
  of Operations Data:

Revenue                              $ 18,119       $ 20,171          $ 21,252         $ 13,165       $  7,635

Income (Loss) from Continuing
 Operations before interest
  and other financing costs               399         2,141(1)           1,895              759           (536)

Income (Loss) from Discontinued
  Operations                               --            70                180             (217)        (2,615)

Net Income (Loss)                         315         2,386(1)           1,825              196         (3,459)

Per Share Data - Diluted:
  Continuing Operations                   .08           .61                .47              .12           (.37)
  Discontinued Operations                  --           .02                .05             (.08)         (1.10)
  Net Income (loss)                       .08           .63                .52              .04          (1.47)

Weighted average number
  of shares outstanding                 3,872         3,771              3,516            2,865          2,387

Selected Balance
 Sheet Data:
 Working Capital (deficiency)           7,903         5,858              2,012               10           (537)

Total Assets                           18,007        15,301             13,972           10,289          7,340

Total Liabilities                       8,060         5,997              8,617            7,005          4,200

Accumulated Deficit                   (10,571)      (10,886)           (13,272)         (15,097)       (15,293)

Stockholders' Equity                    9,948         9,303              5,355            3,284          3,140

--------
         (1)Includes benefit of net operating loss in the amount of $494,000.

         All per share information has been retroactively adjusted for the one-for-three reverse stock split which became effective September 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

A significant portion of our revenue is derived from fixed price software development contracts and licenses. We principally recognize this revenue on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. The largest component of our revenue is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue could be affected.

Years Ended December 31, 2001 and 2000

Our revenue for 2001 was $18,119,000, a decrease of $2,052,000, or 10%, from our revenue for 2000, which was $20,171,000. The largest component of revenue was turnkey systems labor revenue, which increased to $6,568,000 in 2001, from $6,502,000 in 2000, reflecting a 1% increase. Although there was a general decline in the sales of turnkey systems, due to an industry wide slowdown in information technology purchasing activity, we were able to generate additional labor revenue for customization and enhancements services for our existing client base. Revenue from third party hardware and software decreased to $2,390,000 in 2001, from $4,158,000 in 2000, which represents a decrease of 43%. Sales of third party hardware and software are made in connection with the sales of turnkey systems and were affected by the decline in the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue decreased to $2,042,000 in 2001, from $2,263,000 in 2000, reflecting a decrease of 10%. This decrease is substantially the result of work performed for one particular client during 2000 as well as a smaller client base during 2001. License revenue decreased to $747,000 in 2001, from $2,603,000 in 2000, reflecting a decrease of 71%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance and is affected by the decline in revenue from turnkey systems. Maintenance revenue increased to $5,192,000 in 2001, from $3,521,000 in 2000, reflecting an increase of 48%. As turnkey systems are completed, they are transitioned to the maintenance division. Included in 2001 is $935,000 of maintenance revenue related to contracts for AIMS software. We acquired the rights to the AIMS software, including its installed customer base, in May 2001. Revenue from the sales of our small turnkey division increased to $1,180,000 in 2001, from $1,124,000 in 2000, reflecting an increase of 5%.

Revenue from contracts from government agencies represented 40% of revenue in 2001 and 51% of revenue in 2000. This decrease reflects a reduction in new government contracts.

Gross profit decreased to $6,118,000 in 2001 from $8,215,000 in 2000, reflecting a decrease of 26%. Our gross margin percentage decreased to 34% in 2001 from 41% in 2000. This decrease was substantially the result of a decrease in our license and data center revenue mentioned above. In addition, the gross margin associated with the AIMS maintenance revenue is currently lower than the gross margin experienced with our other maintenance revenue.

Selling, general and administrative expenses were $4,384,000 in 2001, reflecting a decrease of 7% from the $4,715,000 in 2000. This decrease was substantially in the area of bonus provisions and costs related to issuance and extensions of warrants and was partially offset by an increase in sales and marketing costs.

We incurred product development expenses of $1,335,000 in 2001, a decrease of 2% from the $1,360,000 in 2000. During 2001, we continued to invest in improved functionality and technology in our products, but at a lesser extent than in 2000.

Interest expense was $187,000 in 2001, an increase of $26,000, or 16%, from the $161,000 in 2000. This increase was substantially the result of interest associated with the $2,500,000 term loan arrangement, which we entered into in June 2001.

Interest and other income consisted of interest income of $42,000 and other income of $30,000.

We have a net operating loss tax carry forward of approximately $11 million. In 2001 we recorded an income tax benefit of $31,000. This benefit was based upon an overaccrual of state and federal taxes in 2000. In 2000, we provided for income taxes in the amount of $157,000. The 2000 provision was based upon federal alternative minimum tax calculations as well as for certain state taxes. In addition, we recognized a partial tax benefit in the amount of $494,000 principally related to our net operating loss carryfowards. We recognized an additional $6,000 benefit of our operating loss carryfowards in 2001.

As a result of the foregoing factors, in 2001, we had a net income of $315,000, or $.09 per share (basic) and $.08 per share (diluted). For 2000, we had net income of $2,386,000, or $.71 per share (basic) and $.63 per share (diluted).

Years Ended December 31, 2000 and 1999

Our revenue for 2000 was $20,171,000, a decrease of $1,081,000, or 5%, from our 1999 revenue, which was $21,252,000. The largest component of revenue was turnkey systems labor revenue, which decreased to $6,502,000 in 2000, from $7,768,000 in 1999, reflecting a 16% decrease. This decrease reflects the allocation of personnel to our product enhancement efforts instead of services under the contracts. Revenue from third party hardware and software decreased to $4,158,000 in 2000 from $5,915,000 in 1999, which represents a decrease of 30%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue increased to $2,263,000 in 2000 from $1,908,000 in the 1999, reflecting an increase of 19%. This increase is substantially the result of work being performed for one particular client which has not continued in 2001. License revenue increased to $2,603,000 in 2000 from $2,228,000 in 1999, reflecting an increase of 17%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Maintenance revenue increased to $3,521,000 in 2000 from $2,258,000 in 1999, reflecting an increase of 56%. As turnkey systems are completed, they are transitioned to the maintenance division. During 2000 we completed the turnkey systems for approximately 32 new clients, for which we are performing maintenance services. Revenue from the sales of our small turnkey division decreased to $1,124,000 in 2000 from $1,174,000 in 1999, reflecting a decrease of 4%.

Revenue from contracts from government agencies represented 51% of revenue in 2000 and 55% of revenue in 1999. This decrease reflects both the completion of contracts with government agencies and recognition of revenue in 2000 from a substantial contract with a private institution.

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

Selling, general and administrative expenses were $4,715,000 in 2000, an increase of 1% from the $4,680,000 in 1999.

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

We have a net operating loss tax carryforward of approximately $10.7 million. However, in 2000, we provided for income taxes in the amount of $157,000. This provision was based upon federal alternative minimum tax calculations as well as for certain state taxes where we do not have any net operating loss carry forwards. In addition, we recognized a partial tax benefit in the amount of $494,000 principally related to our net operating loss carryforwards.

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

Liquidity and Capital Resources

In June 2001, we entered into a financing arrangement with Fleet Bank. This improved credit facility medium term financing replaced our asset-based borrowing facility. The new financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. The term loan bears interest at a fixed rate of 7.95% per annum and the revolving line of credit is priced at the prime rate. Under our revolving line of credit, we can borrow up to 75% of eligible receivables up to a maximum of $1.5 million. The maximum available to us at December 31, 2001 under the borrowing base formula was $1.5 million. The interest rate on the previous facility was prime + 2%. The proceeds of the term loan are designated for acquisitions as well as for product enhancements specific to California requirements. The revolving line of credit will be utilized for general working capital needs. We did not use the revolving line of credit during 2001. We have made principal payments on the $2.5 million term loan and the amount outstanding at December 31, 2001 is $2,250,000.

We had working capital of $7.9 million at December 31, 2001 as compared to working capital of $5.9 million at December 31, 2000. The increase in working capital for 2001 was substantially the result of our $2.5 million term loan as well as cash flow from operations.

On May 10, 2001, we acquired the intellectual property, customer contracts and certain other assets of Advanced Institutional Management Systems, Inc. ("AIMS"). The principal assets acquired were the AIMS' customer base and the rights to AIMS' Correctional and Public Health Systems software. The purchase price consisted of 180,000 shares of the Company's common stock, of which 18,000 shares are held in escrow and $500,000 cash. We funded the cash portion with our term loan. In addition, we may issue up to 100,000 additional shares of common stock, based upon revenue derived from new contracts for the AIMS systems.

At December 31, 2001, accounts receivable and costs and estimated profits in excess of interim billings were approximately $9.7 million, representing approximately 192 days of revenue based on annualizing the revenue for the year ended December 31, 2001, although no assurance can be given that revenue will continue at the same level.

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

An important part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. If we fail to make any acquisitions our future growth may be limited to only internal growth. As of the date of this Form 10-K annual report, we did not have any agreements or understandings with respect to any acquisitions, and we cannot give any assurance that we will be able to complete any acquisitions.

Forward-Looking Statements

Statements in this Form 10-K annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K annual report, including the risks described under "Risk Factors," and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.


                           Netsmart Technologies, Inc.
                                Quarterly Summary
                                    Unaudited


In thousands, except per share data amounts
                                                      1st Quarter       2nd Quarter      3rd Quarter       4th Quarter
                                                      -----------       -----------      -----------       -----------

                  2001

Total revenue                                         $  4,575          $  4,665         $  4,575          $  4,304
Gross profit                                             1,482             1,577            1,486             1,573
Net income                                                  65                70               50               130

Per share amounts:
  Net earnings - Basic:                               $   0.02          $   0.02         $   0.01          $   0.04
                                                      ========          ========         ========          ========

  Net earnings - Diluted:                             $   0.02          $   0.02         $   0.01          $   0.03
                                                      ========          ========         ========          ========

                  2000 (a)

Total revenue                                         $  5,601          $  4,909         $  5,099          $  4,562
Gross profit                                             2,085             2,142            1,884             2,104
Net income from continuing operations                      437               453              451               975
Discontinued operations                                    --                --               --                 70
Net income                                                 437               453              451             1,045

Per share amounts:
  Net earnings - Basic:
    Continuing operations                             $   0.14         $    0.13        $    0.13         $    0.28
    Discontinued operations                           $    --          $     --         $     --          $    0.02
                                                      --------         ---------        ---------         ---------
                                                      $   0.14         $    0.13        $    0.13         $    0.30
                                                      ========         =========        =========         =========

Net earnings - Diluted:
  Continuing operations                               $    0.12         $    0.12        $    0.12         $    0.25
 Discontinued operations                              $     --          $     --         $     --          $    0.02
                                                      ---------         ---------        ---------         ---------
                                                      $    0.12         $    0.12        $    0.12         $    0.27
                                                      =========         =========        =========         =========



(a) Includes the benefit of a net operating loss in the amount of $494 in the fourth quarter of 2000.

Earnings per share for each quarter are computed using the weighted-average number of shares outstanding during that quarter, while earnings per share for the full year are computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the earnings per share for the four quarters' earnings per share may not equal the full-year earnings per share.


Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data begin on page F-1 of this Form 10-K.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    Part III

Item 10.   Directors and Executive Officers of the Registrant.

Our directors and executive officers are as follows:


Name                       Age        Position
----                       ---        --------
Edward D. Bright(1)        64         Chairman of the board and director
James L. Conway            53         Chief executive officer and director
Gerald O. Koop             62         President and director
Anthony F. Grisanti        52         Chief financial officer, treasurer and
                                      secretary
John F. Phillips           63         Vice president and director
Joseph G. Sicinski(2)      69         Director
Francis J. Calcagno(2)     52         Director
John S.T. Gallagher(2)     71         Director

----------
(1)      Member of the compensation committee.
(2)      Member of the audit committee.

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

         Mr. Francis J. Calcagno has been one of our directors since September 2001. He is a senior managing director of Dominick & Dominick LLC, a position he has held since 1997. From 1993 until 1997, he was a managing director of

 Deloitte and Touche, LLP.


         Mr. John S.T. Gallagher has been one of our directors since March 2002. He is deputy county executive for health and human services in Nassau County, New York. He has been a senior executive officer of North Shore University Hospital and North Shore - Long Island Jewish Health System since 1982, having served as executive vice president of North Shore from 1982 until 1992, president from 1992 until 1997 and chief executive officer of the combined hospital system from 1997 until January 2002. In January 2002, he became co-chairman of the North Shore - Long Island Jewish Heath System Foundation. Mr. Gallagher is also a director of Perot Systems Corporation, a worldwide provider of information technology services.


         Directors are elected for a term of one year.

         None of our officers and directors are related.

         During 2001, one director, Mr. Calcagno, was late in filing his Form 3 Initial Statement of Beneficial Ownership.

         Our board of directors has two committees - the audit committee and the compensation committee.

         The audit committee consists of three independent directors, Messrs. Francis J. Calcagno, who is chairman of the committee, John S.T. Gallagher and Joseph G. Sicinski. For 2001, the audit committee consisted of two independent directors, Messrs. Francis J. Calcagno, who was chairman of the committee, and Joseph G. Sicinski, and one director, Mr. Edward D. Bright, who is not an employee or a family member of an employee but who is not an independent directors under the Nasdaq guidelines. Mr. Bright serves as a consultant to us, and his consulting contract is described under "Item 13. Certain Relationships and Related Transactions." The board of directors has determined that, on an interim basis, it is in our best interest for Mr. Bright to serve on the audit committee.

         The compensation committee, which is composed of Messrs. Calcagno, Gallagher and Sicinski, serves as the stock option committee for our stock option plans and the employee stock purchase plan, and it reviews and approves any employment agreements with management and changes in compensation for our executive officers.

         Excluding actions by unanimous written consent, during 2001, the board of directors held four meetings, the compensation committee held one meeting, and the audit committee held four meetings. The audit committee met with our independent accountants and chief financial officer prior to filing of this Form 10-K annual report to review the 2001 audited financial statements with the independent auditors. During 2001, all of our directors attended at least 80% of the meetings of the board and any committee of which they are members.

         We pay a monthly fee of $750 to Messrs. Calcagno and Sicinski and $2,000 to Mr. Gallagher and we pay the chairman of the board a monthly fee of $1,500.

         Our certificate of incorporation includes certain provisions, permitted under Delaware law, which provide that a director shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director except for liability (i) for any breach of the director's duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for any transaction from which the director derived an improper personal benefit, or
(iv) for certain conduct prohibited by law. The Certificate of Incorporation also contains broad indemnification provisions. These provisions do not affect the liability of any director under federal or applicable state securities laws.

Item 11.          Executive Compensation.

         Set forth below is information with respect to compensation paid or accrued by us for 2001, 2000 and 1999 to our chief executive officer and to each of our other officers whose salary and bonus for 2001 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                       Annual                  Long-Term
                                       ------                  ---------
                                      Compensation             Compensation
                                      ------------             ------------
                                                               (Awards)
                                                               --------
                                                               Options, SARs
Name and Principal Position    Year     Salary     Bonus        (Number)
---------------------------    ----     ------     -----       ------------
James L. Conway, CEO           2001    $182,239  $  61,261            --
                               2000     177,120    102,515         21,000
                               1999     172,000    107,000            --
Gerald O. Koop, president      2001     160,959     97,874            --
                               2000     156,480    139,269         21,000
                               1999     152,000    172,169            --
John F. Phillips, vice         2001     160,959     41,041            --
president                      2000     156,480     83,973         18,750
                               1999     152,000     64,000            --
Anthony F. Grisanti, chief     2001     139,679     65,821            --
financial officer              2000     135,840    104,656         18,750
                               1999     132,000    100,000            --

         The bonuses for Mr. Koop includes accrued commissions of $82,874 for 2001, $94,568 for 2000 and $100,169 for 1999. These commissions will be paid in installments through 2002.

         In January 2001, we entered into employment agreements with Messrs. James L. Conway, John F. Phillips, Gerald O. Koop and Anthony F. Grisanti for a term of three years for Messrs. Conway and Grisanti and two years for Messrs. Koop and Phillips. We believe that these officers are vital to our business. Each of the officers has the right to extend the term for an additional year. Following termination of the employment term, or earlier at the discretion of the officer, each of the officers has the right to continue as a part-time consultant for a term of five years for annual compensation of $75,000. Pursuant to these agreements, these officers received the following salaries in 2001: Mr. Conway - $170,239, Mr. Koop - $148,959, Mr. Phillips - $148,959, and Mr.
Grisanti - $127,679. The agreements provide for annual increases. The agreements provide that the executives are eligible to participate in a bonus pool to be determined annually by the board, based on the executive's performance. The agreements also provide each of these officers with an automobile allowance, which is included under "Salary,"and insurance benefits. In the event of the officer's dismissal or resignation or a material change in his duties or in the event of a termination of employment by the executive or by us as a result of a change of control, the officer may receive severance payments of between 30 and 36 months' compensation.

Option Exercises and Outstanding Options

         The following table sets forth information concerning the exercise of options during the year ended December 31, 2001 and the year-end value of options held by our officers named in the Summary Compensation Table. No options were granted during 2001 to any of our officers named in the Summary Compensation Table. No stock appreciation rights have been granted.




Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value
                (All options were fully exercisable at year end)


                                                               Number of
                                                               Securities
                                                               Underlying            Value of
                                                               Unexercised           Unexercised In-the-
                             Shares Acquired      Value        Options at Fiscal     Money Options at
     Name                    Upon Exercise        Realized     Year End              Fiscal Year End
     ----                    -------------        ---------    ------------------    ---------------

James L. Conway                    --                --            69,250               $ 23,520
Gerald O. Koop                   2,888            $3,350          101,000                162,920
John F. Phillips                 9,000             7,290           98,750                160,400
Anthony F. Grisanti                --                --            23,802                 28,224


         The determination of "in the money" options at December 31, 2001, is based on the closing price of the common stock on the Nasdaq SmallCap Market on December 31, 2001, which was $2.93 per share.

         The options held by Mr. Conway include warrants, exercisable at $12.00 per share, held by Mr. Conway (34,000 shares) and Mr. Conway's wife (14,250 shares). Mr. Conway disclaims beneficial interest in securities held by his wife.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         Set forth below is information as of December 31, 2001, as to each person owning of record or known by us, based on information provided to us by the persons named below and filings with the Securities and Exchange Commission, to own beneficially at least 5% of our common stock, each director, each officer listed in the Summary Compensation Table and all officers and directors as a group.

                                                       Percent of
                                                       ----------
                                                       Outstanding Common
                                                       ------------------
Name and Address                       Shares          Stock
----------------                       ------          -----

John F. Phillips                       215,972            5.7%
146 Nassau Avenue
Islip, New York 11751
R&R Opportunity Fund, L.P.             200,000            5.4%
1250 Broadway; 12th floor
New York, New York 10001
Edward D. Bright                       188,172            5.0%
Gerald O. Koop                         167,283            4.4%
James L. Conway                        167,250            3.8%
Anthony F. Grisanti                    120,171            3.2%
Joseph G. Sicinski                      32,000             *
Francis J. Calcagno                          0              0%
All directors and officers as          890,848           21.9%
a group (seven individuals)

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


Name                                                         Number
----                                                         ------
John F. Phillips                                             98,750
Edward D. Bright                                             86,250
Gerald O. Koop                                              101,000
James L. Conway                                              69,250
Anthony F. Grisanti                                          23,802
All officers and directors as a group                       365,052

         The options and warrants held by Mr. Conway include warrants, exercisable at $12.00 per share, to purchase 34,000 held by Mr. Conway and 14,250 shares held by Mr. Conway's wife, as to which he disclaims beneficial ownership.


Item 13.          Certain Relationships and Related Transactions.

         In August 2001, we entered into an exclusive investment banking agreement Dominick & Dominick, Inc., of which Mr. Francis J. Calcagno, one of our directors, is a senior managing director. Mr. Calcagno was not a director at the time we entered into this agreement with Dominck & Dominick. Dominick & Dominick holds warrants to purchase 100,000 shares of common stock at an exercise price of $5.45 per share. These warrants were issued pursuant to a nonexclusive investment banking agreement dated September 8, 1999.

         We entered into a consulting agreement with Mr. Bright dated January 1, 2001, pursuant to which Mr. Bright is to devote 50% of his time to our business for a period of two years, with Mr. Bright having the right to extend the term for an additional year. Following the completion of the term, or earlier at the discretion of Mr. Bright, Mr. Bright continues as a part-time consultant for an additional five years. Mr. Bright receives compensation at the annual rate of $75,000 during the consulting term, and we provide him with an automobile allowance and insurance benefits. Mr. Bright is eligible, at the discretion of the board, to participate in a bonus pool which may be established by the board.
___ In the event that Mr. Bright's consultant relationship is terminated as a result of a change of control, we are to pay him as severance pay between 30 and 36 months compensation. We paid Mr. Bright total compensation of $88,180 for 2001, in addition to a bonus of $25,000.



                                     Part IV

Item 14.     Exhibits, Financial Statements Schedules and Reports on Form 8-K.

1.      Financial Statements
        Report of Richard A. Eisner & Company, LLP
        Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
        Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
        Notes to Consolidated Financial Statements

2.      Financial Statement Schedules
        None

3.      Reports on Form 8-K
        None

4.      Exhibits
        3.1(1)   Restated Certificate of Incorporation, as amended
        3.21     By-Laws
        10.1     Employment Agreement dated January 1, 2001, between the
                 Registrant and James L. Conway.
        10.2     Employment Agreement dated January 1, 2001, between the
                 Registrant and John F. Phillips.
        10.3     Employment Agreement dated January 1, 2001, between the
                 Registrant and Gerald O. Koop.
        10.4     Employment Agreement dated January 1, 2001, between the
                 Registrant and Anthony F. Grisanti.
        10.5     Consulting Agreement dated January 1, 2001, between the
                 Registrant and Edward D. Bright
        10.6(1)  1993 Long-Term Incentive Plan.
        10.7(2)  1998 Long-Term Incentive Plan.
        10.8(3)  1999 Long-Term Incentive Plan.
        10.9(4)  2001 Long-Term Incentive Plan.
        10.10(3) 1999 Employee Stock Purchase Plan
        10.11    Agreement dated June 1, 2001, between the Registrant and Fleet
                 Bank.
        21.1     Subsidiaries of the Registrant.
        23.1     Independent Auditors' Consent
        25.1     Powers of attorney (See Signature Page)

----------
(1) Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.

(2) Filed as an appendix to the Registrant's proxy statement dated September 30, 1999, relating to its 1999 Annual Meeting of Stockholders and incorporated herein by reference.

(3) Filed as an appendix to the Registrant's proxy statement dated November 9, 2000, relating to its 2000 Annual Meeting of Stockholders and incorporated herein by reference.

(4) Filed as an appendix to the Registrant's proxy statement dated January 29, 2002, relating to its 2002 Annual Meeting of Stockholders and incorporated herein by reference.

                           NETSMART TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------
                                                               Page to Page
                                                               ------------

Independent Auditors' Report....................................F-3

Consolidated Balance Sheets.....................................F-4........F-5

Consolidated Statements of Income...............................F-6........F-7

Consolidated Statements of Stockholders' Equity......... .......F-8

Consolidated Statements of Cash Flows...........................F-9........F-11

Notes to Consolidated Financial Statements .............. ......F-12.......F-28




                              . . . . . . . . . . .

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
Netsmart Technologies, Inc.



            We have audited the accompanying consolidated balance sheets of Netsmart Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsmart Technologies, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



Richard A. Eisner & Company, LLP

New York, New York
February 15, 2002

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            December 31,
                                                            ------------
                                                         2001          2000
                                                         ----          ----
Assets:
Current Assets:
          Cash and Cash Equivalents                 $ 3,837,226     $ 2,418,947
          Accounts Receivable - Net                   5,876,970       4,688,598
          Costs and Estimated Profits in Excess
            of Interim Billings                       3,783,356       4,068,255
          Deferred taxes                                500,000         494,000
          Other Current Assets                          128,232         144,942
                                                    -----------     -----------

          Total Current Assets                       14,125,784      11,814,742
                                                    -----------     -----------

Property and Equipment - Net                            366,356         512,281
                                                    -----------     -----------

Other Assets:
          Software Development Costs - Net              686,301         822,645
          Customer Lists - Net                        2,618,145       2,064,832
          Other Assets                                  210,787          86,213
                                                    -----------     -----------

          Total Other Assets                          3,515,233       2,973,690
                                                    -----------     -----------

          Total Assets                              $18,007,373     $15,300,713
                                                    ===========     ===========


See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     December 31,
                                                               2001                 2000
                                                               ----                 ----

Liabilities and Stockholders' Equity:
Current Liabilities:
    Current Portion - Long Term Debt                          $    500,000       $       --
    Current Portion Capital Lease Obligations                       28,905            35,756
    Accounts Payable                                               688,682           807,298
    Accrued Expenses                                               359,908         1,154,647
    Interim Billings in Excess of Costs and Estimated
      Profits                                                    3,959,230         3,350,697
    Deferred Revenue                                               685,569           608,444
                                                               -----------        ----------

    Total Current Liabilities                                    6,222,294         5,956,842
                                                               -----------        ----------

    Capital Lease Obligations - Less current portion
      included above                                                12,519            40,458
    Long Term Debt - Less current portion                        1,750,004               --
    Interest Rate Swap at Fair Value                                74,875               --
                                                               -----------        ----------

    Total Non Current Liabilities                                1,837,398            40,458
                                                               -----------        ----------

Commitments and Contingencies

Stockholders' Equity:
    Preferred Stock - $.01 Par Value, 3,000,000
     Shares Authorized; None issued and outstanding

    Common Stock - $.01 Par Value; Authorized
     15,000,000 Shares; Issued 3,719,247 shares
     at December 31, 2001, 3,524,692 shares at
     December 31, 2000                                              37,192            35,246

     Additional Paid in Capital                                 20,856,166        20,454,391
     Accumulated Comprehensive loss - Interest Rate Swap           (74,875)              --
     Accumulated Deficit                                       (10,570,992)      (10,886,414)
                                                               -----------        ----------
                                                                10,247,491         9,603,223

     Less cost of shares of Common Stock held
       in treasury - 28,038 shares at December 31,
       2001 and 2000                                               299,810           299,810
                                                               -----------        ----------

     Total Stockholders' Equity                                  9,947,681         9,303,413
                                                               -----------        ----------

    Total Liabilities and Stockholders' Equity                $ 18,007,373      $ 15,300,713
                                                               ===========        ==========

See Notes to Consolidated Financial Statements.




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                      Year ended December 31,
                                                      ----------------------
                                             2001                 2000                 1999
                                             ----                 ----                 ----
Revenues:
  Software and Related
    Systems and Services:
    General                               $10,885,337         $14,387,256           $17,085,603
    Maintenance Contract
      Services                              5,191,986           3,520,717             2,257,869
                                           ----------          ----------            ----------
    Total Software and Related
      Systems and Services                 16,077,323          17,907,973            19,343,472

  Data Center Services                      2,042,098           2,262,676             1,908,158
                                           ----------          ----------            ----------

  Total Revenues                           18,119,421          20,170,649            21,251,630
                                           ----------          ----------            ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                 7,367,949           8,645,275            11,054,960
    Maintenance Contract
      Services                              3,614,336           2,285,663             1,713,759
                                           ----------          ----------            ----------

    Total Software and Related
      Systems and Services                 10,982,285          10,930,938            12,768,719

  Data Center Services                      1,018,950           1,024,523             1,107,571
                                           ----------          ----------            ----------

  Total Cost of Revenues                   12,001,235          11,955,461            13,876,290
                                           ----------          ----------            ----------

Gross Profit                                6,118,186           8,215,188             7,375,340
                                           ----------          ----------            ----------

Selling, General and
  Administrative Expenses                   4,384,291           4,714,829             4,679,866
Research and Development                    1,334,577           1,359,781               800,470
                                           ----------          ----------            ----------

  Total                                     5,718,868           6,074,610             5,480,336
                                           ----------          ----------            ----------

Income from Continuing Operations
  before Interest Expense                     399,318           2,140,578             1,895,004

Interest and Other Income                      71,742                 --                    --

Interest Expense                              186,638             161,386               250,235
                                           ----------          ----------            ----------

Income from Continuing Operations
  before Income Tax Expense (Benefit)         284,422           1,979,192             1,644,769

Income Tax Expense (Benefit)                  (31,000)           (336,827)                  --
                                           ----------          ----------            ----------

Income from Continuing Operations             315,422           2,316,019             1,644,769
                                           ----------          ----------            ----------


See Notes to Consolidated Financial Statements.




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                      Year ended December 31,
                                                      -----------------------
                                               2001               2000                 1999
                                               ----               ----                 ----


Discontinued Operations:
  Gain on Sale of Discontinued Operations           --             70,000              180,000
                                            -----------       -----------         ------------

  Income from Discontinued Operations               --             70,000              180,000
                                            -----------       -----------         ------------

  Net Income                                $   315,422      $  2,386,019         $  1,824,769
                                            ===========       ===========         ============

Earnings Per Share of Common Stock:
  Basic:
    Income from Continuing Operations       $       .09      $        .69         $        .56
    Income from Discontinued Operations             --                .02                  .06
                                            -----------      ------------         ------------

    Net Income                              $       .09      $        .71         $        .62
                                            ===========      ============         ============

    Weighted Average Number of Shares of
      Common Stock Outstanding                3,618,260         3,367,005            2,921,254
                                            ===========      ============         ============

  Diluted:
    Income from Continuing Operations       $       .08      $        .61         $        .47
    Income from Discontinued Operations             --                .02                  .05
                                            -----------      ------------         ------------

    Net Income                              $       .08      $        .63         $        .52
                                            ===========      ============         ============

    Weighted Average Number of Shares of
      Common Stock Outstanding                3,871,876         3,770,992            3,516,317
                                            ===========      ============         ============


See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
                                                                              Accumulated
                                                                              -----------
                         Additional                  Additional               Comprehensive
                         ----------                  ----------               -------------
                          Paid-in                     Paid-in                    Loss
                          -------                     -------                    ----
           Series D       Capital                     Capital                  Interest                                      Total
           --------       -------                     -------                  --------                                      -----
         Preferred Stock Preferred    Common Stock     Common     Accumulated    Rate   Comprehensive Treasury Shares  Stockholders'
         --------------- ---------    ------------     ------     -----------    ----   ------------- ---------------  -------------
         Shares Amount    Stock     Shares   Amount    Stock       Deficit       Swap       Income    Shares    Amount       Equity
         -------------    -----     ------   ------    -----       -------       ----       ------    ------    ------       ------


Balance-
December
31, 1998    1,210 $ 12  $ 1,209,509 2,786,921 $27,869 $17,203,904 $(15,097,202) $     -                 5,333 $(60,000)  $3,284,092

Common
Stock
Issued-
Exercise
of Options                             99,317     993     112,554                                                           113,547

Common
Stock
Issued-
Consultant                              2,500      25       5,600                                                             5,625

Common
Stock
Issued for (1,210) (12)  (1,209,509)  100,000   1,000   1,208,521                                                               --
Redemption
of Series D
Preferred
Stock

Issuance
and
Extension
of
Warrants                                                  127,000                                                           127,000

Net Income                                                           1,824,769             $1,824,769                     1,824,769
            -----   ---   --------- ---------  ------  ----------   ----------   --------   =========  ------  -------    ---------
              --    --          --  2,988,738  29,887  18,657,579  (13,272,433        --                5,333  (60,000)   5,355,033

Balance-
December
31, 1999

Common
Stock
Issued-
Exercise of
Options                               328,321   3,283     378,258                                      22,705 (239,810)     141,731

Common
Stock
Issued-
Exercise of
Warrants                              192,105   1,921   1,137,709                                                         1,139,630

Common
Stock
Issued-
Acquisition                            15,528     155      99,845                                                           100,000
Issuance
and
Extension
of
Warrants                                                  181,000                                                           181,000

Net Income                                                           2,386,019              2,386,019                     2,386,019
            -----   ---   --------- ---------  ------  ----------   ----------   --------   =========  ------  -------    ---------


Balance-
December
31,2000       --    --          --  3,524,692  35,246  20,454,391  (10,886,414)       --               28,038 (299,810)   9,303,413

Common
Stock
Issued-
Exercise
of
Options                                14,555     146      21,688                                                            21,834

Common
Stock
Issued-
Acquisition                           180,000   1,800     374,400                                                           376,200

Issuance and
Extension of
Warrants                                                    5,687                                                             5,687

Change in
Fair Value
of Interest
Rate Swap                                                                         (74,875)    (74,875)                      (74,875)

Net Income                                                             315,422                315,422                       315,422
            -----   ---   --------- ---------  ------  ----------   ----------   --------   ---------  ------  -------    ---------

                                                                                           $  240,547
                                                                                            =========
Balance-
December
31, 2001      --  $ --  $       --  3,719,247 $37,192 $20,856,166 $(10,570,992  $(74,875)              28,038 $(299,810) $9,947,681
            =====  ===    ========= =========  ======  ==========   ==========    ======               ======   =======   =========


See Notes to Consolidated Financial Statements.





NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                               Year ended December 31,

                                                           2001              2000             1999
                                                           ----              ----             ----

Operating Activities:
  Income from Continuing Operations                     $    315,422      $ 2,316,019      $ 1,644,769
                                                        ------------      -----------      -----------
  Adjustments to Reconcile Income
    from Continuing Operations to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                          1,010,821          717,776          600,907
    Financing Costs Related to Issuance
    and Extension of Warrants                                  5,687          181,000          127,000
    Financing Expenses related to the issuance
    of Common Stock                                              --                              5,625
    Provision for Doubtful Accounts                          340,000          330,000           84,000

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
    Accounts Receivable                                   (1,528,372)         771,136       (2,273,709)
    Costs and Estimated Profits in
    Excess of Interim Billings                               284,899          184,817       (1,353,377)
    Other Current Assets                                      16,710           22,574          (57,921)
    Deferred Taxes                                            (6,000)        (494,000)             --
    Other Assets                                            (124,574)          76,259          (61,408)

    Increase [Decrease] in:
    Accounts Payable                                        (118,616)      (1,754,789)         395,754
    Accrued Expenses                                        (794,739)         (88,901)          64,655
    Interim Billings in Excess of
    Costs and Estimated Profits                              413,547         (400,150)       1,946,848
    Deferred Revenue                                          77,125          519,898           40,927
                                                        ------------      -----------      -----------

    Total Adjustments                                       (423,512)          65,620         (480,699)
                                                        ------------      -----------      -----------

  Net Cash (Used In) Provided
     by Operating Activities                                 108,090        2,381,639        1,164,070
                                                        ------------      -----------      -----------

Investing Activities:
  Acquisition of Property and
    Equipment                                               (120,765)        (223,491)        (366,751)
  Net Cost of AIMS Acquisition                              (589,914)             --               --
  Software Development Costs                                     --          (536,100)        (208,972)
  Cash Provided by Discontinued Operations                       --           220,000          180,000
                                                        ------------     ------------       ----------

  Net Cash Used In Investing Activities                     (710,679)        (539,591)        (395,723)
                                                        ------------     ------------       ----------

See Notes to Consolidated Financial Statements.




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                         Y e a r   e n d e d
                                                         -------------------
                                                        D e c e m b e r   3 1,
                                                        ----------------------
                                                   2001             2000             1999
                                                   ----             ----             ----


Financing Activities:
  Proceeds from Short-Term Notes                       --              --             882,404
  Payment of Short-Term Notes                                     (882,404)        (1,639,694)
  Proceeds from Term Loan                        2,500,000
  Repayment of loans from related parties              --              --             (84,000)
  Payment of Capitalized Lease Obligations         (34,790)        (27,047)           (34,304)
  Net Proceeds from Warrant Exercise                   --        1,139,630
  Net Proceeds from Stock Option Exercise           21,834         141,731            113,547
  Payments of Term Loan                           (249,996)            --                 --
                                                ----------      ----------        -----------
  Net Cash Provided by (Used in)
    Financing Activities                         2,237,048         371,910           (762,047)
                                                ----------      ----------        -----------

  Net Increase in Cash
    and Cash Equivalents                         1,418,279       2,213,958              6,300

  Cash and Cash Equivalents -
    Beginning of Year                            2,418,947         204,989            198,689
                                                ----------      ----------        -----------

  Cash and Cash Equivalents -
    End of Year                                 $3,837,226      $2,418,947       $    204,989
                                                ==========     ===========        ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the years for:
    Interest                                    $  135,566      $  172,556       $    262,884
    Income Taxes                                $   87,859      $  157,173       $     41,478



Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Year ended December 31, 2001:

The Company issued 180,000 shares of common stock related to the AIMS acquisition. These shares were valued at $376,200 which was the market value at the date of grant. The Company also recorded a liability of $194,986 for contract obligations assumed.

The Fair value of the interest rate swap calculated at December 31, 2001 was $74,875.

Year ended December 31, 2000:

The Company issued 15,528 shares of common stock to acquire the Connex suite of managed care and employee assistance program information systems software. These shares were valued at $100,000 which was the market value on date of issuance.

During 2000, stock options to purchase 328,321 shares were exercised, and proceeds of $381,541 includes $239,810 representing the market value of 22,705 shares of the Company's common stock which was received for the exercise price of certain of these options.

During 2000, the Company entered into a capitalized lease obligation to purchase equipment in the amount of $13,249.


Year ended December 31, 1999:

In April 1999, the Company issued 100,000 shares of common stock to Consolidated Technology Group Ltd. ("Consolidated"), now known as The Sagemark Companies, for which Consolidated transferred to the Company, the 1,210 shares of the Company's Series D 6% Redeemable Preferred Stock which it owned, including the right to receive $145,200 of accumulated dividends, and warrants to purchase 188,333 shares of common stock. The shares of Series D Preferred Stock and the annual dividends of $72,600 associated with the Series D Preferred Stock were cancelled.

During 1999, the Company entered into a capitalized lease obligation to purchase equipment in the amount of $40,000.

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #1
--------------------------------------------------------------------------------

[1] The Company

Netsmart Technologies, Inc. and subsidiaries (the "Company") licenses and installs its proprietary software products, operates an established service bureau and enters into long term maintenance agreements with behavioral health organizations and methadone clinics and other substance abuse facilities throughout the United States.

During 2001, the Company acquired the intellectual property, customer contracts and certain other assets of Advanced Institutional Management Systems ("AIMS"). The acquisition was accounted for under the purchase method of accounting. The principal assets acquired were the AIMS' customer base and the rights to AIMS' Correctional and Public Health Systems software. The purchase price consisted of 180,000 shares of the Company's common stock, valued at $376,200, of which 18,000 shares are held in escrow, and $500,000 cash. In addition, the Company may issue up to 100,000 additional shares of common stock, based on revenue derived from new contracts for the AIMS systems. The value of such shares, if issued, will be charged to operations. The Company also assumed certain contract obligations. The Company has allocated $194,986 of assumed contract obligations to the purchase price. The cost of the acquisition was $1,161,100, of which $167,000 was allocated to software development and $994,100 to customer lists. The Company is amortizing the purchased software over a three-year life and the customer lists over a seven-year life.

The following unaudited proforma condensed statements of operations assumes the AIMS acquisition occurred on January 1, 2000. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma statements have been made. AIMS fiscal year end is September 30. For the following proforma condensed statements of operations, the AIMS year end of September 30 is consolidated with the Netsmart fiscal year end of December 31.


                                                   2001           2000
                                                   ----           ----
                                                              ( In 000's)

Revenue                                         $18,461         $22,045
Net Income                                      $   323         $ 2,613
Net Income Per Share - Basic                    $  0.09         $  0.74
                           - Diluted            $  0.08         $  0.66


[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include Netsmart Technologies, Inc. ("Netsmart"), and its wholly-owned subsidiary, Creative Socio-Medics Corp. ("CSM") as well as PsyMedX, a joint venture in which Netsmart owns an 80% interest. In addition, the results of operations from the AIMS acquisition is included from May 2001. All intercompany transactions are eliminated in consolidation. No minority interest related to the joint venture has been recorded, since the joint venture partner was in breach of the joint venture agreement and in 2001 ceased to exist.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $2,035,000 and $363,000 at December 31, 2001 and 2000 respectively.

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

The Company's behavioral health information systems are marketed to specialized care facilities, many of which are operated by government entities and include entitlement programs. During the years ended December 31, 2001, 2000 and 1999, approximately 40%, 51% and 55% respectively, of the Company's revenue were generated from contracts with government agencies.

During the year ended December 31, 2001 and 2000, no one customer accounted for more than 10% of revenue. During the year ended December 31, 1999, one customer accounted for approximately $3,835,000 or 18% of revenue.

The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 2001 and 2000, cash and cash equivalent balances of $3.6 million and $2.2 million respectively, were held at a financial institution in excess of federally insured limits.

Revenue Recognition - The Company recognizes revenue principally from the licensing of its software and from consulting and maintenance services rendered in connection with such licensing activities. Information processing revenue is recognized in the period in which the service is provided. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. The Company also derives revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. Consulting revenue is recognized when the services are rendered. No revenue is recognized prior to obtaining a binding commitment from the customer.

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

Estimated useful lives are as follows:

Equipment                                                       3-5 Years
Furniture and Fixtures                                            5 Years
Leasehold Improvements                                            5 Years

Capitalized Software Development Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgement by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product.

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software net realizable value, any remaining capitalized amounts are written off.

During 2000, the Company acquired the Connex suite of managed care and employee assistance program information systems. The acquisition price consisted of approximately $47,000 in cash and 15,528 shares of Netsmart's common stock valued at $100,000. The purchase price was allocated to computer software in the amount of $147,000. During 2000, the Company made additional enhancements to the purchased software in the amount of $270,000. As of December 31, 2001, the Company has invested approximately $417,000 on this effort of which $256,000 remains capitalized.

During 1999, the Company established PsyMedX, a joint venture with Pathware Inc. The Company owns 80% of PsyMedX and Pathware, Inc. owns 20%. The agreement focuses on a joint effort to develop and market web portal services and ASP solutions for the behavioral/public healthcare providers, consumers and managers throughout the United States. As of December 31, 2001, the Company has invested approximately $428,000 in this venture of which $285,000 remains capitalized.

Information related to capitalized software costs applicable to continuing operations is as follows:

   Year ended December 31,               2001           2000          1999
   -----------------------               ----           ----          ----

   Beginning of Year                   $ 822,645      $ 310,722     $ 142,450
   Capitalized                           167,000        636,100       208,972
   Amortization                         (303,344)      (124,177)      (40,700)
                                       ---------      ---------     ---------

     Net                               $ 686,301      $ 822,645     $ 310,722
                                       =========      =========     =========

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

Customer Lists - Customer lists represent a listing of customers obtained through the acquisitions of CSM and AIMS to which the Company can market its products. Customer lists are being amortized on the straight-line method over an estimated useful life of 12 years for the CSM list and 7 years for the AIMS list.

Customer lists at December 31, 2001 and 2000 are as follows:
                                                        December 31,
                                                  2001                 2000
                                                  ----                 ----

   Customer Lists                              $4,106,223           $4,106,223
   Acquisition of AIMS                            994,100                  --
   Less: Accumulated Amortization               2,482,178            2,041,391
                                                ---------            ---------

   Net                                         $2,618,145           $2,064,832
                                                ==========           ==========

Amortization expense amounted to $440,787, $334,276 and $334,284, respectively, for the years ended December 31, 2001, 2000 and 1999.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 established accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long- lived assets and certain identifiable intangibles to be disposed of. Management has determined that expected future cash flows (undiscounted and without interest charges) exceed the carrying value of the long lived assets at December 31, 2001 and believes that no impairment of these assets has occurred.

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

Earnings Per Share - Basic earnings per share of common stock is computed by dividing income from continuing operations and net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants.

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company had potentially dilutive options and warrants outstanding of 723,385, 974,275 and 978,022 at December 31, 2001, 2000 and 1999,
respectively.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Year ended December 31,
                                                                  -----------------------
                                                            2001              2000             1999
                                                            ----              ----             ----


Numerator:
  Income from continuing operations                      $   315,422       $2,316,019       $1,644,769

Discontinued operations:
  Gain on sale of discontinued operations                        --            70,000          180,000
                                                         -----------       ----------       ----------
Net income available to common stockholders              $   315,422       $2,386,019       $1,824,769
                                                         ===========       ==========       ==========

Denominator:
Weighted average shares                                    3,618,260        3,367,005        2,921,254
                                                         -----------       ----------       ----------
Effect of dilutive securities:
  Employee stock options                                     253,616          403,987          584,075
  Stock warrants                                                 --               --            10,988
                                                         -----------       ----------       ----------
  Dilutive potential common shares                           253,616          403,987          595,063
                                                         -----------       ----------       ----------

  Denominator for diluted earnings per
    share-adjusted weighted average shares
    after assumed conversions                              3,871,876        3,770,992        3,516,317
                                                         ===========       ==========       ==========

Research and Development - Research and development costs are charged to expense as incurred.

Advertising - Advertising costs are expensed as incurred. Advertising expense amounted to $290,146, $226,024 and $89,488 for the three years ended December
31, 2001, 2000 and 1999, respectively.

Reclassification - Certain prior years' amounts have been reclassified to conform to the current year's presentation.

Financial Instruments - Effective June 2001 the Company adopted SFAS No. 133,
"Accounting for Derivative instruments and Hedging Activities" as amended. SFAS
No. 133 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Generally, increases or decreases in the fair value of derivative instrument will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument will be recorded as a separate component of shareholders' equity.

The Company entered into an interest rate swap to hedge exposure related to changes in the LIBOR rate. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the determinative instrument from movement in interest rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedge item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement.

New Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 141,
"Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible
Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather,


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

goodwill will be subject to a periodic impairment test based upon its fair value.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), SFAS 143 establishes accounting standard for recognition and measurements of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

Adoption of SFAS 141 will not have any effect on the Company's financial position of results of operation. Netsmart is currently evaluating the impact of SFAS 142, SFAS 143 and SFAS 144 to determine the effect, if any, they may have on the consolidated financial position and results of operations. Netsmart is required to adopt each of these standards in the first quarter of the year ending December 31, 2002.

[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $357,994 and $370,222 at December 31, 2001 and 2000 respectively. The changes in the allowance for doubtful accounts are summarized as follows:

                                                Year Ended December 31,
                                                -----------------------
                                             2001           2000         1999
                                             ----           ----         ----

  Beginning Balance                       $ 370,222      $ 305,226    $ 372,797
  Provision for Doubtful Accounts           340,000        330,000       84,000
  Charge-offs                              (352,228)      (265,004)    (151,571)
                                          ---------      ---------    ---------

  Ending Balance                          $ 357,994      $ 370,222    $ 305,226
                                          =========      =========    =========

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[4] Costs and Estimated Profits in Excess of Interim Billings and Interim Billings in Excess of Costs and Estimated Profits

Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

                                                        December 31,
                                                        ------------
                                                     2001             2000
                                                     ----             ----

Costs Incurred on Uncompleted Contracts          $16,065,533       $15,063,888
Estimated Profits                                  8,803,818         9,368,984
                                                 -----------       -----------

Total                                             24,869,351        24,432,872
Billings to Date                                  25,045,225        23,715,314
                                                 -----------       -----------

     Net                                         $  (175,874)      $   717,558
                                                 ===========       ===========

Included in the accompanying balance sheet under the following captions:

Costs and estimated profits
  in excess of interim billings                  $ 3,783,356       $ 4,068,255
Interim billings in excess of costs
  and estimated profits                           (3,959,230)       (3,350,697)
                                                 -----------       -----------

     Net                                         $  (175,874)      $   717,558
                                                 ===========       ===========



[5] Discontinued Operations

During 1998 the Company discontinued its CarteSmart division which included its interest in a joint venture. On June 30, 1998, the Company sold this division, with an option to purchase the Company's interest in the joint venture if the other party to the venture did not elect to acquire the Company's interest, to Granite Technologies, Inc. ("Granite"), a corporation formed by the former management of the division. Granite issued to the Company its $500,000 promissory note and an equity interest in Granite equal to 20% at the time of transaction. Granite also agreed to pay certain royalties to the Company. The note was subject to cancellation if the other party to the joint venture elected to purchase the Company's interest. As the Company has virtually no influence over the financing and operating policies of Granite, the interest in Granite is accounted for using the cost method. During 2000, the Company's 20% interest in Granite was diluted to 13% as a result of additional equity issued by Granite to third parties.

During 2001, Granite was purchased by The Finx Group, Inc. ("Finx") and the Company received 496,124 restricted shares of Finx for its 13% interest in Granite. The Finx shares are traded in the OTC Bulletin Board. During 2001, the Company advanced Granite $39,490 for working capital purposes. In December 2001, Finx repaid the advance with 79,661 shares of its common stock. At December 31, 2001, the Company valued its aggregate holding in Finx, consisting of 575,785 shares at $69,490. The Finx shares are included in other assets.

In October 1998, the other party to the joint venture exercised its right to purchase the Company's interest in the joint venture for a $500,000 note. The Company has been paid in full from installment payments on this note over a period ranging from November 1998 through December 2000. The Company recognized gain on the sale of discontinued operations as it continually revalued this note throughout the payment period.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[6] Property and Equipment

Property and equipment consist of the following:
                                                          December 31,
                                                     2001               2000
                                                     ----               ----

Equipment, Furniture and Fixtures                 $1,191,975        $1,082,773
Leasehold Improvements                               294,152           282,589
                                                  ----------        ----------

Totals - At Cost                                   1,486,127         1,365,362
Less:  Accumulated Depreciation                    1,119,771           853,081
                                                  ----------        ----------

     Net                                          $  366,356        $  512,281
                                                  ==========        ==========

Depreciation expense amounted to $266,690, $259,323, and $225,923, respectively for the years ended December 31, 2001, 2000 and 1999.


[7] Bank Financing

Bank Financing - In June 2001, the Company entered into a financing agreement with a bank. This improved credit facility and medium term financing replaces the Company's asset based borrowing facility. The new financing provides the Company with a five-year term loan of $2.5 million and a two year $1.5 million revolving line of credit. The term loan is paid in equal monthly installments during the term of the loan plus interest. Proceeds from the term loan are available for acquisitions and to upgrade certain software systems to meet requirements in California. Funds drawn down from the revolving line of credit are to be used for working capital purposes. The term loan bears interest at the Company's option, to be equal to either (i) LIBOR plus 2.5% or (ii) the Prime Rate. The revolving line of credit will bear interest, at the Company's option, to be equal to either (i) LIBOR plus 2.0% or (ii) the Prime Rate, and incurr and annual facility fee of 0.5%. On July 12, 2001, the Company entered into an interest rate swap agreement on the term loan at 7.95% for five years. The financing agreement contains certain covenants including limitations on the Company's ability to incur liens, enter into change of control transactions, maintain a minimum net worth at $9,000,000 and requires the maintenance of certain financial ratios. The interest rate on the previous facility was prime plus 2%. As of December 31, 2001, the Company owes $2,250,000 on the term loan, of which $500,000 is classified as a current liability and $1,750,000 is classified as a long term liability. The Company has not utilized any borrowing availability on the $1.5 million revolving line of credit. The borrowing is collateralized by a first priority security interest and lien on all the assets of the Company.


[8] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in SFAS No. 109, "Accounting for Income Taxes." This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

At December 31, 2001, the Company has net operating loss carryforwards of approximately $11,000,000 expiring by 2020. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of approximately $6,500,000 of this net operating loss carryforward is limited to approximately $1,360,000 per year, plus any prior years' amounts not utilized. In addition, the tax benefit of approximately $1,800,000 of net operating losses generated in 2000 on exercise of non-qualified compensatory stock options and warrants will be credited to paid-in-capital as utilized.

The Company's provision for taxes for the year ended December 31, 2000 includes



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[8] Income Taxes - [Continued]

Federal alternative minimum taxes after utilizing its net operating loss as well as certain state and local taxes.


The expiration dates of net operating loss carryforwards are as follows:

December 31,                        Amount
------------                        ------

     2012                          $    71,000
     2013                              440,000
     2014                            1,010,000
     2015                            1,474,000
     2016                            2,413,000
     2017                            2,664,000
     2018                              716,000
     2019                              133,000
     2020                            1,810,000
     2021                              269,000
                                  ------------
                                   $11,000,000

Provision for income taxes consists of the following:
                                      Year ended December 31,
                                      -----------------------
                                2001            2000               1999
                                ----            ----               ----
Current:
  Federal                   $  (43,280)      $    43,280      $       --
  State                         18,280           113,893              --
                            ----------       -----------      -----------
                               (25,000)          157,173              --
                            ----------       -----------      -----------

Deferred:
  Federal                          --           (442,000)             --
  State                         (6,000)          (52,000)             --
                            ----------       -----------      -----------
                                (6,000)         (494,000)             --
                            ----------       -----------      -----------

    Total                   $  (31,000)         (336,827)     $       --
                            ==========       ===========      ===========

The Company realized a tax benefit of approximately $909,000, during the year ended December 31, 1999, from the utilization of a net operating loss carryforward.

The difference between income taxes at the statutory Federal income tax rate and income taxes reported in the income statement is as follows:
                                                                      Year ended December 31,
                                                                      -----------------------
                                                               2001           2000            1999
                                                               ----           ----            ----

Income taxes at the federal statutory rate                      34%            34%             34%
State and local income taxes net of Federal taxes                5%             5%              6%
Nondeductible expenses                                           9%             5%
Utilization of net operating loss carryforward                  --             --             (53)%
Federal Minimum Tax                                             --              2%              3%
Stock Option Deduction                                          --            (46)%            --%
(Decrease) increase in valuation allowance                     (14)%          (25)%            10%
Overaccrual from prior year                                    (45)%           --              --
Other                                                           --              8%
                                                            -------         ------           -----

                                                               (11)%          (17)%             0%


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[8] Income Taxes - [Continued]

Significant components of the Company's deferred tax assets are comprised of the following:
                                                           December 31,
                                                           ------------
                                                       2001            2000
                                                       ----            ----

Net operating loss carryforward                   $ 4,178,000       $ 3,965,000
Allowance for doubtful accounts                       136,000           141,000
Accrued vacation and bonuses                          122,000           363,000
Alternative minimum tax credit carryforward            43,000            43,000
Benefit of stock based compensation awards            502,000           502,000
                                                  -----------       -----------

Total deferred tax assets                           4,981,000         5,014,000

Valuation allowance                                (4,481,000)       (4,520,000)
                                                  -----------       -----------

Net deferred tax assets                           $   500,000       $   494,000
                                                  ===========       ===========

The Company has provided a valuation allowance in the amount of $4,481,000 of the deferred tax asset of approximately $4,981,000. The valuation allowance decreased by $39,000 at December 31, 2001. The Company believes that based upon its average income over its past three years, that it is more likely than not, to use at least a portion of its net operating loss carryforward. The valuation allowance decreased by $905,000 and $475,000 at December 31, 2000 and 1999 respectively.

The change in the valuation allowance for deferred tax assets are summarized as follows:

                                            Year Ended December 31,
                                            -----------------------
                                      2001             2000              1999
                                      ----             ----              ----

Beginning Balance                  $4,520,000       $5,425,000       $5,900,000
Change in Allowance                   (39,000)        (905,000)        (475,000)
                                   ----------       ----------       ----------

Ending Balance                     $4,481,000       $4,520,000       $5,425,000
                                   ==========       ==========       ==========


[9] Stockholders' Equity

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $.01 per share, and 15,000,000 shares of common stock, par value $.01 per share. The Company's Board of Directors is authorized to issue preferred stock from time to time without stockholder action, in one or more distinct series. The Board of Directors is authorized to determine the rights and preferences of the preferred stock when issued. The Board of Directors has authorized the issuance of Series A, Series B and Series D preferred Stock. No shares of any series of preferred stock were outstanding on December 31, 2001.

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

Common Stock Issuances - During 2000, Series B Common Stock Purchase Warrants to purchase an aggregate of 192,105 shares of Common Stock at $6 per share were

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[9] Stockholders' Equity - [Continued]

exercised.  The Company received $1.1 million from the exercise of the warrants.

Treasury Stock - During 2000, stock options to purchase 328,321 shares were exercised, and the Company received gross proceeds of $381,541. Pursuant to the option grants, employees have the right to pay for the exercise price of the option by delivering shares of common stock owned by them. During 2000, the Company received 22,705 shares, having a value of $239,810, as the exercise price of the options.

Stock Options - See Note 13 for information relating to the Company's 1993, 1998 and 1999 Long-Term Incentive Plans.

On December 21, 2000, the shareholders of the Company approved the 1999 Employee Stock Purchase Plan. The plan reserves 150,000 shares of common stock. The Plan provides eligible employees with the opportunity to purchase shares of common stock at a discounted price through regular payroll deductions. No options have been issued as of December 31, 2001 under this plan.


[10] Capital Lease Obligations

Future minimum payments under capital lease obligations as of December 31, 2001 are as follows:

Year ending
December 31,
       2002                                       $  33,249
       2003                                          10,808
       2004                                           1,801
                                                  ---------

     Total Minimum Payments                          45,858
     Less Amount Representing Interest at
       3.9% to 13.8% Per annum                        4,434
                                                  ---------

     Balance                                      $  41,424
                                                  =========

Capital lease obligations are collateralized by equipment which has a cost of $134,000 at December 31, 2001 and 2000 and accumulated amortization of $71,000 and $44,000 at December 31, 2001 and 2000 respectively. Amortization of $26,778, $25,054 and $19,329 in 2001, 2000 and 1999, respectively, has been included in depreciation expense.

[11] Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, note receivable, accounts payable and debt maturing within one year approximate the fair value of these instruments because of their short maturities.

[12] Commitments and Contingencies

Leases

The Company leases space for its executive offices and facilities under noncancellable operating leases expiring December 31, 2003.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

[12] Commitments and Contingencies - [Continued]

Minimum annual rentals under noncancellable operating leases having terms of more than one year are as follows:

Years ending
------------
December 31,
------------
   2002                                              $   410,000
   2003                                                  393,000
                                                     ------------

     Total                                           $   803,000
     -----                                           ===========

Rent expense amounted to $482,000, $464,000 and $388,000 respectively, for the years ended December 31, 2001, 2000 and 1999.

Employment Agreement

In January 2001, the Company entered into employment agreements with its four executive officers for terms of two or three years with the right of the employee to extend the agreement for an additional year. The aggregate base compensation for these officers for 2002 is $626,000, subject to annual increases equal to the greater of 5% or the increase in the cost of living increases. Each of the officers also has the right, at any time on 90 days notice, to terminate his full time employment and continue as a part-time consultant at an annual salary of $75,000 for five years following the expiration or termination of his employment. The agreements also provide the officers with an automobile allowance. In the event of a change of control, the executive may receive severance payments of between 30 and 36 months' compensation.

The Company also has a consulting agreement with a Director, which provides for annual fees of $75,000 through December 31, 2003. In the event of a change of control, the Director may receive severance payments of between 30 and 36 months compensation.

[13] Stock-Based Compensation

Long Term Incentive Plans - The Company has two long-term incentive plans, the 1998 Long-Term Incentive Plan (the "1998 Plan"), as amended, and the 1999 Long-Term Incentive Plan (the "1999 Plan"). The 1999 plan was approved by the shareholders in December 2000 and provides for the issuance of 300,000 shares of common stock. The Company may issue 790,000 and 300,000 shares of Common Stock pursuant to the 1998 Plan and the 1999 Plan respectively. The options, when granted vest ratably over one year.

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



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------

[13] Stock-Based Compensation - [Continued]

A summary of the activity under the Company's stock option plans is as follows:


                                                2001                        2000                         1999
                                      -------------------------   --------------------------   --------------------------
                                                  Weighted                   Weighted                     Weighted
                                                   Average                    Average                      Average
                                                  Exercise                   Exercise                     Exercise
                                                  ---------                   --------                     --------
                                      Shares         Price        Shares        Price          Shares        Price
                                      ------         -----        ------        -----          ------        -----
Outstanding - Beginning of
  Year                                 809,718      $1.908        783,041       $1.176         882,358      $1.172
Granted During the Year                  3,500       1.90         375,000        2.748             --          --
Canceled During the Year                (5,278)      1.81         (20,002)       1.250             --          --
Exercised During the Year              (14,555)      1.50        (328,321)       1.167         (99,317)      1.143
                                      --------      ------       --------       ------         -------      ------

   Outstanding - End of Year           793,385      $1.917        809,718       $1.908         783,041      $1.176
                                      ========      ======       ========       ======         =======      ======

   Exercisable - End of Year           789,885      $1.917        434,718       $1.183         783,041      $1.176
                                      ========      ======       ========       ======         =======      ======


The following table summarizes stock option information as of December 31, 2001:

                                                                  Options Outstanding
                                                                       Weighted
                                                                  Average Remaining              Options
                                                                  -----------------            -------------
Exercise Prices                       Number Outstanding            Contractual Life            Exercisable
---------------                       ------------------          ------------------           -------------

$1.50                                       141,135                    1.42 Years              141,135
$1.00                                       275,750                    1.83 Years              275,750
$6.50                                        75,000                    3.25 Years               75,000
$1.81                                       298,000                    4.00 Years              298,000
$1.90                                         3,500                    4.83 Years                  --
                                            -------                    ----------              -------

   Totals                                   793,385                    3.64 Years              789,885
                                            =======                    ==========              =======


Warrants Issued as Compensation - In December 1999, the Company's $6 and $12
Series B Common Stock Purchase Warrants totaling 287,500 and 448,544, respectively, were extended to February 29, 2000. These warrants had a previous expiration date of December 31, 1999. The Company recognized a financing cost of $81,000 with respect to this extension in 1999. In February 2000, these warrants were further extended to April 30, 2000 and the Company recognized additional financing costs of $125,000 in 2000. At the end of April 2000, 192,105 of the $6 warrants were exercised and 95,395 expired. During the course of the year the 448,544 $12 warrants were extended to January 31, 2002. In January 2002, the
448,544 $12 warrants were further extended to July 31, 2002. There was no financing costs associated with the warrant extensions in 2001 and 2002 because of the variance between the $12 exercisable price and the current market value of the Company's stock at the date of exercise.

In October 2001, the Company issued warrants to purchase 40,000 shares in connection with a public and investor relations agreement whereby the Company will pay a monthly fee in addition to the issuance of the warrants. The warrants have an exercise price of $2.50 for the first 5,000 shares; $3.00 for the next
5,000 shares; $3.50 for 15,000 shares and $4.00 for the final 15,000 shares.
These warrants were valued at an average price of $.14 per warrant based upon the Black-Scholes calculation, which had an interest rate of 5.5% and a volatility rate of .6. These warrants will expire on October 28, 2002.




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------

[13] Stock-Based Compensation - [Continued]

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

During 1999, the Company issued 9,000 warrants for services rendered. These warrants were valued at $2.20 per warrant based upon the Black-Scholes calculation which included an interest rate of 5.51% and a volatility rate of ..3. These warrants have an exercise price of $4.20 per warrant, which was the market value of the stock at the time of issuance and will expire in October
2004.

A summary of warrant activity is as follows:


                                                2001                      2000                           1999
                                      ------------------------- --------------------------     --------------------------
                                                  Weighted                  Weighted                      Weighted
                                                   Average                   Average                       Average
                                                   Exercise                  Exercise                      Exercise
                                                  ---------                  --------                      --------
                                      Shares         Price      Shares         Price           Shares        Price
                                      ------         -----      ------         -----           ------        -----

Outstanding - Beginning
  of Year                              568,544      $10.57         790,044      $ 9.35        1,033,632      $10.49
Granted During the Year                488,544      $11.30         514,544      $11.13          790,044        9.36
Canceled During the Year                   --          --              --          --          (188,333)      11.84
Expired During the Year               (448,544)     $12.00        (543,939)     $10.95         (845,299)      10.20
Exercised During the Year                  --                     (192,105)     $ 6.00              --
                                      --------                    --------                    ---------

   Outstanding - End of Year           608,544      $10.11         568,544      $10.57          790,044     $  9.35
                                      ========      ======      ==========      ======       ==========     =======


   Exercisable - End of Year           578,544      $10.44         568,544      $10.57          790,044     $ 9.35
                                      ========      ======      ==========      ======       ==========     ======


The following table summarizes warrant information as of December 31, 2001:

                                                              Weighted
                                                              --------
                                                         Average Remaining
                                                         -----------------
Exercise Prices            Shares                        Contractual Life
---------------            ------                        ----------------

$  5.45                    100,000                             2.75 Years
$  4.20                     20,000                             2.75 Years
$  2.50                      5,000                              .75 Years
$  3.00                      5,000                              .75 Years
$  3.50                     15,000                              .75 Years
$  4.00                     15,000                              .75 Years
$ 12.00                    448,544                              .08 Years
                           -------                             -----------

   Total                   608,544                              .65 Years
                           =======                             ===========

The Company applies Accounting Principles Board Opinion ("APB") No. 25,
"Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock options plans.
There was no compensation cost recognized for stock based employee compensation awards for 2001, 2000 and 1999.





NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
--------------------------------------------------------------------------------

[13] Stock-Based Compensation - [Continued]

If the Company had accounted for the issuance of all options and compensation-based warrants pursuant to the fair value based method of SFAS No.
123, the Company would have recorded additional compensation expense totaling
$473,749, $94,022 and $402,805 for the years ended December 31, 2001, 2000 and
1999 respectively and the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                                  Year  ended
                                                                  -----------
                                                                  December 31,
                                                                  ------------
                                                     2001              2000             1999
                                                     ----              ----             ----


Net Income as Reported                           $  315,422         $2,386,019        $1,824,769
                                                    =======          =========         =========

Pro Forma (Loss) Net Income                      $ (158,327)        $2,291,997        $1,421,964
                                                    =======          =========         =========

Net Income Per Share as Reported                 $      .08         $      .63        $      .52
                                                    =======          =========         =========

Pro Forma (Loss) Net Income Per Share            $     (.04)        $      .61        $      .40
                                                    =======          =========         =========



There were no options or warrants issued to employees in 1999.

There were no options or compensation based warrants issued in 1999 which were accounted for under APB No. 25. The fair value of options and warrants at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                               2001                     2000
                                               ----                     ----
Expected Life (Years)                            5                       5
Interest Rate                                 4.00%                   5.50%
Annual Rate of Dividends                         0%                      0%
Volatility                                      60%                     57%

The weighted average fair value of options and warrants at date of grant using the fair value based method during 2001 and 2000 is estimated at $1.45 and $1.50 respectively.






NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
--------------------------------------------------------------------------------

[14] Operating Segments

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

                                                                              Year ended December 31,
                                                                              -----------------------
                                                                     2001                  2000               1999
                                                                     ----                  ----               ----

Revenues:
       Software and Related Systems and Services              $16,077,323           $17,907,973           $19,343,472
       Data Center Services                                     2,042,098             2,262,676             1,908,158
                                                              -----------           -----------           -----------

       Total Revenues                                         $18,119,421           $20,170,649           $21,251,630
       --------------                                         ===========           ===========           ===========

Gross Profit:
       Software and Related Systems and Services              $ 5,095,038          $  6,977,035          $  6,574,753
       Data Center Services                                     1,023,148             1,238,153               800,587
                                                              -----------          ------------          ------------

       Total Gross Profit                                     $ 6,118,186          $  8,215,188          $  7,375,340
       ------------------                                     ===========          ============          ============

Income (loss) From Continuing Operations before
  Income Taxes:
       Software and Related Systems and Services              $  (242,072)         $  1,208,445          $  1,266,614
       Data Center Services                                       526,494               770,747               378,155
                                                              -----------          ------------          ------------

       Total Income From Continuing
         Operations before Income Taxes                       $   284,422          $  1,979,192          $  1,644,769
         ------------------------------                       ===========          ============          ============

Depreciation and Amortization:
       Software and Related Systems and Services              $   847,369          $    579,900          $    356,191
       Data Center Services                                       163,452               137,876               244,716
                                                              -----------          ------------          ------------

       Total Depreciation and Amortization                    $ 1,010,821          $    717,776          $    600,907
       -----------------------------------                    ===========          ============          ============

Capital Expenditures:
       Software and Related Systems and Services              $   116,951          $    850,893          $    595,747
       Data Center Services                                         3,814                21,947                19,976
                                                              -----------          ------------          ------------

       Total Capital Expenditures                             $   120,765          $    872,840          $    615,723
       --------------------------                             ===========          ============          ============

Identifiable Assets:
       Software and Related Systems and Services              $16,104,973          $ 12,659,935          $ 11,757,183
       Data Center Services                                     1,902,400             2,146,778             2,215,294
                                                              -----------          ------------          ------------

       Total Identifiable Assets                              $18,007,373          $ 14,806,713          $ 13,972,477
       -------------------------                              ===========          ============          ============


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17
--------------------------------------------------------------------------------

[15] Legal Proceedings

The Company is a defendant in an arbitration proceeding commenced in March 2001 seeking damages of $635,000 for an alleged breach of a staff augmentation services agreement. The Company believes that it has valid legal defenses to such action.

In October 2000, the Company's subsidiary, Creative Socio-Medics, commenced an action against the City of Richmond, in the Supreme Court of the State of New York, County of Suffolk, which action was subsequently removed to the United States District Court for the Eastern District of New York, for failure to pay more than $1 million pursuant a contract we have with Richmond. Richmond advised the court that it intended to move to dismiss the complaint for lack of personal jurisdiction in New York and improper venue. The parties are currently engaged in discovery on jurisdictional issues. In November 2000, Richmond filed a complaint in the Circuit Court for the City of Richmond, Richmond, Virginia, alleging, among other things, that the contract with Creative Socio-Medics was procured through fraudulent misrepresentations concerning the nature of the work to be performed and the price for the services and that Creative Socio-Medics failed to perform its obligations under the agreement, seeking damages of $373,000 and a finding that it owes no additional amounts to Creative Socio-Medics. The parties entered into a stipulation staying the Richmond action until a determination of Richmond's jurisdictional challenges to the New York action. We believe that we have valid claims against Richmond and we intend to vigorously pursue those claims. We also believe that the allegations contained in Richmond's complaint are without merit and we intend to vigorously defend against those claims.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        NETSMART TECHNOLOGIES, INC.

Dated: March 28, 2002
                                        By  /s/*
                                        ----------------------------------------
                                        James L. Conway, Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Edward D. Bright, James L. Conway and Anthony F. Grisanti or any of them acting in the absence of the others, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.




      Signature                Title                              Date
      ---------                -----                              -----


/s/*                          Chief Executive Officer          March 28, 2002
---------------------         and Director (Principal
James L. Conway               Executive Officer)


/s/*                          Chief Financial Officer          March 28, 2002
---------------------         (Principal Financial and
Anthony F. Grisanti           Accounting Officer)


/s/*                          Director                         March 28, 2002
---------------------
Edward D. Bright


/s/*                          Director                         March 28, 2002
---------------------
John F. Phillips


/s/*                          President and Director           March 28, 2002
---------------------
Gerald O. Koop


/s/*                          Director                         March 28, 2002
---------------------
Joseph G. Sicinski


/s/*                          Director                         March 28, 2002
---------------------
Francis J. Calcagno


/s/*                          Director                         March 28, 2002
---------------------
John S.T. Gallagher

                           Netsmart Technologies, Inc.
                                Index to Exhibits
                                December 31, 2000


a)  Exhibits

3.1(1)   Restated Certificate of Incorporation, as amended
3.2(1)   By-Laws
10.1 Employment Agreement dated January 1, 2001, between the Registrant and James L. Conway.
10.2 Employment Agreement dated January 1, 2001, between the Registrant and John F. Phillips.
10.3 Employment Agreement dated January 1, 2001, between the Registrant and Gerald O. Koop.
10.4 Employment Agreement dated January 1, 2001, between the Registrant and Anthony F. Grisanti.
10.5 Consulting agreement dated January 1, 2001, between the Registrant and Edward D. Bright.
10.6(1)  1993 Long-Term Incentive Plan.
10.7(2)  1998 Long-Term Incentive Plan.
10.8(3)  1999 Long-Term Incentive Plan.
10.9     2001 Long-Term Incentive Plan.
10.10(3) 1999 Employee Stock Purchase Plan
10.11    Agreement dated June 1, 2001, between the Registrant and Fleet Bank.
21.1     Subsidiaries of the Registrant.
23.1     Independent Auditors' Consent
25.1     Powers of attorney (See Signature Page)

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

                                  Exhibit 23.1
                                  ------------




INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in the Registration Statements of Netsmart Technologies, Inc. and Subsidiaries (the "Company") on Form S-3 (File No. 333-91907) and Form S-8 (File No. 333- 96015) of our report dated February 15, 2002 on our audits of the consolidated financial statements of the Company as of December 31, 2001 and December 31, 2000, and for each of the years in the three year period ended December 31, 2001 which report is included in this Annual Report on Form 10-K. In addition, we consent to the reference to us under the heading "Experts" in the Registration Statements on the above Form S-3.



Richard A. Eisner & Company, LLP

New York, New York
March 27, 2002