Form 10-Q
period 2002-03-31
NETSMART TECHNOLOGIES INC
filed 2002-05-15
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002
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

Yes_X_        No__


Number of shares of common stock outstanding as of May 1, 2002:     3,696,709
                                                                    =========

Netsmart Technologies, Inc. and Subsidiaries

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                          Page
                                                                        ----

Condensed Consolidated Balance Sheets - March 31, 2002 (Unaudited)
 and December 31, 2001                                                   1-2

Condensed Consolidated Statements of Income - (Unaudited)
 Three Months Ended March 31, 2002 and March 31, 2001                     3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
 Three Months Ended March 31, 2002 and March 31, 2001                    4-5

Condensed Consolidated  Statement of Stockholders' Equity - (Unaudited)
 Three Months Ended March 31, 2002                                       6-7

Notes to Condensed Consolidated Financial Statements                     8-9

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                          10-12


Part II: Other Information

Item 1.  Legal Proceedings                                                12

Item 4.  Submission of Matters to a Vote of Security Holders              13

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                    March 31,       December 31,
                                                    ---------       ------------
                                                      2002             2001
                                                      ----             ----
                                                    Unaudited
                                                    ---------

Assets:
Current Assets:
    Cash and Cash Equivalents                     $ 3,943,109       $ 3,837,226
    Accounts Receivable - Net                       5,488,759         5,876,970
    Costs and Estimated Profits in Excess
      of Interim Billings                           3,732,744         3,783,356
    Deferred taxes                                    500,000           500,000
    Other Current Assets                              151,430           128,232
                                                   ----------        ----------

    Total Current Assets                           13,816,042        14,125,784
                                                   ----------        ----------

Property and Equipment - Net                          341,206           366,356
                                                   ----------        ----------

Other Assets:
    Software Development Costs - Net                  605,129           686,301
    Customer Lists - Net                            2,499,323         2,618,145
    Other Assets                                      182,051           210,787
                                                   ----------        ----------

    Total Other Assets                              3,286,503         3,515,233
                                                   ----------        ----------

    Total Assets                                  $17,443,751       $18,007,373
                                                   ==========        ==========


See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                   March 31,          December 31,
                                                                   ---------          ------------
                                                                     2002                 2001
                                                                     ----                 ----
                                                                   Unaudited
                                                                   ---------

Liabilities and Stockholders' Equity:
Current Liabilities:
    Current Portion - Long Term Debt                            $    500,000        $    500,000
    Current Portion Capital Lease Obligations                         22,492              28,905
    Accounts Payable                                                 947,339             688,682
    Accrued Expenses                                                 439,004             359,908
    Interim Billings in Excess of Costs and Estimated
      Profits                                                      3,061,980           3,959,230
    Deferred Revenue                                                 703,266             685,569
                                                                 -----------          ----------

    Total Current Liabilities                                      5,674,081           6,222,294
                                                                 -----------          ----------

    Capital Lease Obligations - Less current portion
      included above                                                   9,394              12,519
    Long Term Debt - Less current portion                          1,625,006           1,750,004
    Interest Rate Swap at Fair Value                                  49,818              74,875
                                                                 -----------          ----------

    Total Non Current Liabilities                                  1,684,218           1,837,398
                                                                 -----------          ----------

Commitments and Contingencies

Stockholders' Equity:
    Preferred Stock - $.01 Par Value, 3,000,000
      Shares Authorized; None issued and outstanding

    Common Stock - $.01 Par Value; Authorized
      15,000,000 Shares; Issued 3,724,747 shares at
      March 31, 2002, 3,719,247 shares at
      December 31, 2001
                                                                      37,247              37,192

    Additional Paid in Capital                                    20,865,661          20,856,166
    Accumulated Comprehensive loss - Interest Rate Swap              (49,818)            (74,875)
    Accumulated Deficit                                          (10,467,828)        (10,570,992)
                                                                  ----------          ----------
                                                                  10,385,262          10,247,491

    Less cost of shares of Common Stock held
      in treasury - 28,038 shares at March 31, 2002
      and December 31, 2001                                          299,810             299,810
                                                                  ----------          ----------

    Total Stockholders' Equity                                    10,085,452           9,947,681
                                                                  ----------          ----------

    Total Liabilities and Stockholders' Equity                  $ 17,443,751        $ 18,007,373
                                                                  ==========          ==========


See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------

                                                       Three months ended
                                                            March 31,
                                                    2002                2001
                                                    ----                ----
Revenues:
  Software and Related
    Systems and Services:
    General                                      $ 2,851,889        $ 3,065,355
    Maintenance Contract
      Services                                     1,508,490          1,044,262
                                                  ----------         ----------
    Total Software and Related
      Systems and Services                         4,360,379          4,109,617

  Data Center Services                               469,693            465,224
                                                  ----------         ----------

  Total Revenues                                   4,830,072          4,574,841
                                                  ----------         ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                        2,008,581          2,191,543
    Maintenance Contract
      Services                                       875,075            634,475
                                                  ----------         ----------

    Total Software and Related
      Systems and Services                         2,883,656          2,826,018

  Data Center Services                               260,933            266,531
                                                  ----------         ----------

  Total Cost of Revenues                           3,144,589          3,092,549
                                                  ----------         ----------

Gross Profit                                       1,685,483          1,482,292

Selling, General and
  Administrative Expenses                          1,203,195          1,104,725
Research and Development                             328,929            285,311
                                                  ----------         ----------

  Total                                            1,532,124          1,390,036

Income  from Operations before Interest              153,359             92,256

Interest Income                                        9,179                --

Interest Expense                                      51,374             22,466
                                                  ----------         ----------

Income before Income Tax Expense                     111,164             69,790

Income Tax Expense                                     8,000              5,200
                                                  ----------         ----------

  Net Income                                     $   103,164        $    64,590
                                                  ==========         ==========

Earnings Per Share of Common Stock:
  Basic:
    Net Income                                   $       .03        $       .02
                                                  ==========         ==========

Weighted Average Number of Shares of
  Common Stock Outstanding                         3,695,334          3,499,126
                                                  ==========         ==========

Diluted:
  Net Income                                     $       .03        $       .02
                                                  ==========         ==========


Weighted Average Number of Shares of
  Common Stock Outstanding                         4,066,402          3,798,553
                                                  ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                       Three months ended
                                                            March 31,
                                                     2002              2001
                                                     ----              ----
Operating Activities:
  Net Income                                      $ 103,164         $  64,590
                                                   --------          --------

  Adjustments to Reconcile Net Income
    to Net Cash Provided by (Used in)
      Operating Activities:
    Depreciation and Amortization                   292,379           228,182
    Provision for Doubtful Accounts                  90,000            90,000

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                             298,211            35,785
    Costs and Estimated Profits in
     Excess of Interim Billings                      50,612          (336,241)
    Other Current Assets                            (23,198)          (33,175)
    Other Assets                                     28,736             2,499

 Increase [Decrease] in
  Accounts Payable                                  258,657           118,932
  Accrued Expenses                                   79,096          (172,395)
  Interim Billings in Excess of
    Costs and Estimated Profits                    (897,250)         (366,627)
  Deferred Revenue                                   17,697          (276,469)
                                                   --------          --------

 Total Adjustments                                  194,940          (709,509)
                                                   --------          --------

Net Cash Provided by
  (Used In) Operating Activities                    298,104          (644,919)
                                                   --------          --------

Investing Activities:
  Acquisition of Property and  Equipment            (67,235)          (87,103)
                                                   --------          --------

 Net Cash Used In Investing Activities              (67,235)          (87,103)
                                                   --------          --------

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------


                                                       Three months ended
                                                            March 31,
                                                      2002             2001
                                                      ----             ----

Financing Activities:
  Payment of Capitalized Lease Obligations         $   (9,538)      $   (8,566)
  Net Proceeds from Stock Options Exercised             9,550            8,334
  Payments of Term Loan                              (124,998)             --
                                                    ---------        ---------
  Net Cash (Used in) Financing Activities            (124,986)            (232)
                                                    ---------        ---------

  Net Increase (Decrease) in Cash
    and Cash Equivalents                              105,883         (732,254)

  Cash and Cash Equivalents -
    Beginning of Period                             3,837,226        2,418,947
                                                    ---------        ---------

  Cash and Cash Equivalents -
    End of Period                                  $3,943,109       $1,686,693
                                                    =========        =========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                       $   44,082       $   22,466
    Income Taxes                                   $    4,607       $   39,128

Non Cash Financing Activities:
  The fair value of the interest rate swap calculated at March 31, 2002 was $49,818.



See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Three Months Ended March 31, 2002


Common Stock $.01 Par Value Authorized                Shares           Amount
                                                      ------           ------
15,000,000 Shares

 Beginning Balance - December 31, 2001              3,719,247          $ 37,192

  Common Stock Issued - Exercise of Options             5,500                55
                                                    ---------           -------

Ending Balance - March 31, 2002                     3,724,747          $ 37,247
                                                    =========           =======






See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Three Months Ended March 31, 2002

Additional Paid-In Capital Common Stock:              Shares           Amount
                                                      ------           ------

 Beginning Balance - December 31, 2001                             $ 20,856,166

Common Stock Issued - Exercise of Options                                 9,495
                                                                    -----------

Ending Balance - March 31, 2002                                    $ 20,865,661
                                                                    ===========

Accumulated Deficit

  Beginning Balance - December 31, 2001                            $(10,570,992)

  Net Income                                                            103,164
                                                                    -----------

  Ending Balance - March 31, 2002                                  $(10,467,828)
                                                                    ===========

Accumulated Comprehensive Loss - Interest Rate Swap:
  Beginning Balance - December 31, 2001                            $    (74,875)

  Change in Fair Value of Interest Rate Swap                             25,057
                                                                    -----------

  Ending Balance - March 31, 2002                                  $    (49,818)
                                                                    ===========

Treasury Stock

  Beginning Balance - December 31, 2001               28,038       $   (299,810)
                                                      ------        -----------

  Ending Balance - March 31, 2002                     28,038       $   (299,810)
                                                      ------        -----------

Total Stockholders' Equity                                         $ 10,085,452
                                                                    ===========


See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001 and the changes in cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended December 31, 2001.

(3) Income per share - The following table sets forth the components use in the computation of basic and diluted earnings per share.
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2002               2001
                                                      ----               ----

    Numerator:
      Net income                                    $  103,164        $   64,590

    Denominator:
      Weighted average shares                        3,695,334         3,499,126
                                                     ---------         ---------
    Effect of dilutive securities:
      Employee stock option                            370,338           299,427
      Stock warrants                                       730               --
                                                     ---------         ---------
      Dilutive potential common shares                 371,068           299,427
                                                     ---------         ---------

      Denominator for diluted earnings per
        share-adjusted weighted average shares
        after assumed conversions                    4,066,402         3,798,553
                                                     =========         =========

(4) Income Taxes - The provision for income taxes for the period ended March 31, 2002, reflects a deferred tax provision of approximately $34,000 offset by a reduction in the deferred tax asset valuation allowance of the same amount.

(5) During the period ended March 31, 2002, stock options to purchase 5,500 shares were exercised and the Company received gross proceeds of $9,550. As a result, common stock and additional paid in capital increased by $55 and $9,495 respectively.

(6) The Company was a defendant in an arbitration proceeding commenced in March 2001 seeking damages of $635,000 for an alleged breach of a staff augmentation services agreement. This action was settled, and the settlement had no material adverse effect on the results of operations of the Company.

In October 2000, the Company's subsidiary, Creative Socio-Medics, commenced an action against the City of Richmond, in the Supreme Court of the State of New York, County of Suffolk, which action was subsequently removed to the United States District Court for the Eastern District of New York, for failure to pay more than $1 million pursuant to a contract between the Company and Richmond. Richmond advised the court that it intended to move to dismiss the complaint for lack of personal jurisdiction in New York and improper venue. The parties are currently engaged in discovery on jurisdictional issues. In November 2000, Richmond filed a complaint in the



Circuit Court for the City of Richmond, Richmond, Virginia, alleging, among other things, that the contract with Creative Socio-Medics was procured through fraudulent misrepresentations concerning the nature of the work to be performed and the price for the services and that Creative Socio-Medics failed to perform its obligations under the agreement, seeking damages of $373,000 and a finding that it owes no additional amounts to Creative Socio- Medics. The parties entered into a stipulation staying the Richmond action until a determination of Richmond's jurisdictional challenges to the New York action. We believe that we have valid claims against Richmond and we intend to vigorously pursue those claims. We also believe that the allegations contained in Richmond's complaint are without merit and we intend to vigorously defend against those claims.

(7) On March 7, 2002 the stockholders approved the Company's 2001 Long Term
Incentive plan, covering 180,000 shares of common stock. On March 11, 2002, the Company issued options to its employees to purchase 180,000 shares of common stock at a price of $2.50 which was the fair market value at the date of grant.

(8) The Company currently classifies its operations into two business segments:
(1) Software and Related Systems and Services and (2) Data Center Services.
Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management.
Data Center Services involve Company personnel performing data entry and data processing services for customers. Intersegment sales and sales outside the
United States are not material. Information concerning the Company's business segments are as follows:
                                                 Software and
                                                 ------------
                                                Related Systems    Data Center
                                                ---------------    -----------
Three Months Ended March 31,                     and Services       Services     Consolidated
---------------------------                      ------------       --------     ------------

2002
Revenue                                         $ 4,360,379         $  469,693   $ 4,830,072
Income before income taxes                           43,927             67,237       111,164
Total identifiable assets at March 31, 2002      15,771,078          1,672,673    17,443,751

2001
Revenue                                         $ 4,109,617         $  465,224   $ 4,574,841
Income (loss) before income taxes                    (2,495)            72,285        69,790
Total identifiable assets at March 31, 2001      13,393,365          1,275,147    14,668,512

(9) New Accounting Pronouncements - Statement of Financial Accounting Standards
("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other
Intangible Assets" became effective for the Company during the quarter ended
March 31, 2002. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations" became effective for the Company during the quarter ended March 31, 2002. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during the quarter ended March 31, 2002. The provisions of the interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The most significant portion of our revenue is derived from fixed price software development contracts and licenses. We principally recognize this revenue on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. This largest component of total revenue, which is generated primarily from time spent by our technical personnel, may be adversely affected during the third and fourth quarters of our fiscal year when vacation and holidays occur.

Three Months Ended March 31, 2002 and 2001

Our revenue for the three months ended March 31, 2002 (the "March 2002 period") was $4,830,000, an increase of $255,000, or 5.5%, from our revenue for the three months ended March 31, 2001, (the "March 2001 period") which was $4,575,000. The largest component of revenue was turnkey systems labor revenue, which decreased by $37,000 to $1,636,000 in the March 2002 period, from $1,673,000 in March 2001 period, reflecting a 2% decrease. Revenue from third party hardware and software decreased to $492,000 in the March 2002 period, from $772,000 in the March 2001 period, which represents a decrease of 36%. Sales of third party hardware and software are made in connection with the sales of turnkey systems and were affected by a change in the mix of sales components. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue increased to $470,000 in the March 2002 period, from $465,000 in the March 2001 period, reflecting an increase of 1%. License revenue increased to $534,000 in the March 2002 period, from $271,000 in the March 2001 period, reflecting an increase of 97%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase, however, is due to the sale of our licensed programs to an existing customer, which enables the customer to roll out our software within its entire organization. While this is an example of our ability to resell into our existing client base, there are no assurances that we will be able to duplicate these sales with other customers, in future periods. Maintenance revenue increased to $1,508,000 in the March 2002 period, from $1,044,000 in the March 2001 period, reflecting an increase of 44%. As turnkey systems are completed, they are transitioned to the maintenance division. Included in March 2002 period is $280,000 of maintenance revenue related to contracts for AIMS software. We acquired the rights to the AIMS software, including its installed customer base, in May 2001. Revenue from the sales of our small turnkey division decreased to $190,000 in the March 2002 period, from $350,000 in the March 2001 period, reflecting a decrease of 46%.

Revenue from contracts from government agencies represented 41% of revenue in the March 2002 period and 43% of revenue in the March 2001 period. This decrease reflects a slight reduction in new government contracts.

Gross profit increased to $1,685,000 in March 2002 period from $1,482,000 in the March 2001 period, reflecting an increase of 14%. Our gross margin percentage increased to 35% in the March 2002 period from 32% in the March 2001 period. This increase was substantially the result of an increase in our license and maintenance revenue mentioned above.

Selling, general and administrative expenses were $1,203,000 in the March 2002 period, reflecting an increase of 9% from the $1,105,000 in the March 2001 period. This increase was substantially in the area of general insurance, investor public relations costs as well as costs associated with our annual shareholders' meeting.

We incurred product development expenses of $329,000 in the March 2002 period, an increase of 15% from the

$285,000 in the March 2001 period. During the March 2002 period, we continued to invest in improved functionality and technology in our products.

Interest expense was $51,000 in the March 2002 period, an increase of $29,000, or 128%, from the $22,000 in the March 2001 period. This increase was substantially the result of interest associated with the $2,500,000 term loan, which we made in June 2001.

Interest income of $9,000, for the March 2002 period is generated from short-term investments made with a substantial portion of the proceeds received from the term loan arrangement.

We have a federal net operating loss tax carry forward of approximately $11 million. In the March 2002 period, a deferred tax provision in the amount of $34,000 was offset by a reduction in the deferred tax valuation allowance of the same amount. Therefore, in the March 2002 period we provided for taxes in the amount of $8,000. This provision was based upon certain state taxes. We made a similar provision in the March 2001 period in the amount of $5,200.

As a result of the foregoing factors, in the March 2002 period, we had a net income of $103,000, or $.03 per share basic and diluted. For the March 2001 period, we had net income of $65,000, or $.02 per share basic and diluted.

Liquidity and Capital Resources

We had working capital of $8.1 million at March 31, 2002 as compared to working capital of $7.9 million at December 31, 2001. The increase in working capital for March 2002 period was substantially the result of our net income after adding back depreciation and amortization.

In June 2001, we entered into a financing arrangement with Fleet Bank. This financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. The term loan bears interest at a fixed rate of 7.95% per annum and the revolving line of credit is priced at the prime rate. Under our revolving line of credit, we can borrow up to 75% of eligible receivables up to a maximum of $1.5 million. The maximum available to us at March 31, 2002 under the borrowing base formula was $1.5 million. The proceeds of the term loan are intended to be used for acquisitions as well as for product modifications specific to California requirements. The revolving line of credit will be utilized for general working capital needs. We have not used the revolving line of credit from inception through March 31, 2002. We have made principal payments on the $2.5 million term loan and the amount outstanding at March 31, 2002 is $2,125,000.

At March 31, 2002, accounts receivable and costs and estimated profits in excess of interim billings were approximately $9.2 million, representing approximately 172 days of revenue based on annualizing the revenue for the year March 2002 period. In addition, there can be no assurance that revenue will continue at this same level.

Based on our outstanding contracts and our continuing business, we believe that our cash flow from operations, the availability under our financing agreement and our cash on hand will be sufficient to enable us to continue to operate without additional funding. It is possible that we may need additional funding if our business does not develop as we anticipate or if our expenses, including our software development costs relating to our expansion of our product line and our marketing costs for seeking to expand the market for our products and services to include smaller clinics and facilities and sole group practitioners, exceed our expectation.

An important part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. If we fail to make any acquisitions our future growth may be limited to only internal growth. As of the date of this Form 10-Q quarterly report, we did not have any agreements or understandings with respect to any acquisitions, and we cannot give any assurance that we will be able to complete any acquisitions.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. ___ These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-Q quarterly report, and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.


Part II

Item 1. Legal Proceedings

The Company was a defendant in an arbitration proceeding commenced in March 2001 by Price Waterhouse Coopers LLP, seeking damages of $635,000 for an alleged breach of a staff augmentation services agreement.

This action was settled, and the settlement had no material adverse effect on the results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 7, 2002, we held our 2002 annual meeting of stockholders.

The following individuals were elected as directors:

Name                          Number of Votes
Edward D. Bright                3,065,809
James L. Conway                 3,183,824
John F. Phillips                2,974,940
Gerald O. Koop                  3,040,505
Joseph G. Sicinski              3,077,374
Francis J. Calcagno             3,135,424

The following proposals were approved as follows:

                                        Votes For    Votes Against     Abstain

Approval of the 2001 Long
Term Incentive Plan                     3,071,481        68,446          4,468

Approval of the selection of
Richard A. Eisner & Co., LLP
as independent auditors for 2001        3,135,588         2,863          5,944

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway          Chief Executive Officer               May 15, 2002
--------------------        (Principal Executive Officer)
James L. Conway



/s/ Anthony F. Grisanti    Chief Financial Officer                 May 15, 2002
-----------------------    (Principal Financial and
Anthony F. Grisanti           Accounting Officer)