Form 10-Q
period 2002-06-30
NETSMART TECHNOLOGIES INC
filed 2002-08-01
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002
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

Yes_X_        No__


Number of shares of common stock outstanding as of July 31, 2002:      3,696,709
                                                                       =========

Netsmart Technologies, Inc. and Subsidiaries

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                           Page
                                                                         ----

Condensed Consolidated Balance Sheets - June 30, 2002 (Unaudited)
 and December 31, 2001                                                    1-2

Condensed Consolidated Statements of Income - (Unaudited)
 Six Months Ended June 30, 2002 and June 30, 2001 and Three
 Months Ended June 30, 2002 and 2001                                       3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
 Six Months Ended June 30, 2002 and June 30, 2001                         4-5

Condensed Consolidated  Statement of Stockholders' Equity - (Unaudited)
 Six Months Ended June 30, 2002                                           6-7

Notes to Condensed Consolidated Financial Statements                      8-11

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                           12-16

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     June 30,       December 31,
                                                     --------       ------------
                                                       2002             2001
                                                       ----             ----
                                                     Unaudited
                                                     ---------

Assets:
Current Assets:
    Cash and Cash Equivalents                     $  3,677,329      $  3,837,226
    Accounts Receivable - Net                        5,996,985         5,876,970
    Costs and Estimated Profits in Excess
     of Interim Billings                             4,167,661         3,783,356
    Deferred taxes                                     500,000           500,000
    Other Current Assets                                91,108           128,232
                                                   -----------       -----------

    Total Current Assets                            14,433,083        14,125,784
                                                   -----------       -----------

Property and Equipment - Net                           370,409           366,356
                                                   -----------       -----------

Other Assets:
    Software Development Costs - Net                   524,098           686,301
    Customer Lists - Net                             2,380,500         2,618,145
    Other Assets                                       202,783           210,787
                                                   -----------       -----------

    Total Other Assets                               3,107,381         3,515,233
                                                   -----------       -----------

    Total Assets                                  $ 17,910,873      $ 18,007,373
                                                   ===========       ===========

See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 June 30,               December 31,
                                                                 --------               ------------
                                                                   2002                     2001
                                                                   ----                     ----
                                                                 Unaudited
                                                                 ---------
Liabilities and Stockholders' Equity:
Current Liabilities:
    Current Portion - Long Term Debt                           $     500,000           $     500,000
    Current Portion Capital Lease Obligations                         15,102                  28,905
    Accounts Payable                                                 580,683                 688,682
    Accrued Expenses                                                 459,946                 359,908
    Interim Billings in Excess of Costs and Estimated
     Profits                                                       4,125,997               3,959,230
    Deferred Revenue                                                 419,497                 685,569
                                                                 -----------            ------------

    Total Current Liabilities                                      6,101,225               6,222,294
                                                                 -----------            ------------

    Capital Lease Obligations - Less current portion                   6,962                  12,519
    Long Term Debt - Less current portion                          1,500,008               1,750,004
    Interest Rate Swap at Fair Value                                  80,691                  74,875
                                                                 -----------            ------------

    Total Non Current Liabilities                                  1,587,661               1,837,398
                                                                 -----------            ------------

Commitments and Contingencies

Stockholders' Equity:
    Preferred Stock - $.01 Par Value, 3,000,000
     Shares Authorized; None issued and outstanding                      --                      --
    Common Stock - $.01 Par Value; Authorized
     15,000,000 Shares; Issued 3,724,747 shares at
     June 30, 2002, 3,719,247 shares at
     December 31, 2001                                                37,247                  37,192

    Additional Paid in Capital                                    20,890,534              20,856,166
    Accumulated Comprehensive loss - Interest Rate Swap              (80,691)                (74,875)
    Accumulated Deficit                                          (10,325,293)            (10,570,992)
                                                                 -----------            ------------
                                                                  10,521,797              10,247,491

    Less:  Cost of shares of Common Stock held
     in treasury - 28,038 shares at June 30, 2002
     and December 31, 2001                                           299,810                 299,810
                                                                 -----------            ------------

    Total Stockholders' Equity                                    10,221,987               9,947,681
                                                                 -----------            ------------

    Total Liabilities and Stockholders' Equity                 $  17,910,873           $  18,007,373
                                                                 ===========            ============


See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  Six months ended             Three months ended
                                                       June 30,                      June 30,
                                                  ----------------             ------------------
                                                2002            2001          2002             2001
                                                ----            ----          ----             ----

Revenues:
  Software and Related
    Systems and Services:
    General                                  $ 6,299,687    $ 5,833,078     $ 3,447,798      $ 2,767,723
    Maintenance Contract
      Services                                 3,022,288      2,472,791       1,513,798        1,428,529
                                              ----------     ----------      ----------       ----------
    Total Software and Related
      Systems and Services                     9,321,975      8,305,869       4,961,596        4,196,252

  Data Center Services                           955,395        933,620         485,702          468,396
                                              ----------     ----------      ----------       ----------

  Total Revenues                              10,277,370      9,239,489       5,447,298        4,664,648
                                              ----------     ----------      ----------       ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                    4,450,324      4,062,096       2,441,743        1,870,553
    Maintenance Contract
      Services                                 1,771,212      1,611,175         896,137          976,700
                                              ----------     ----------      ----------       ----------
    Total Software and Related
      Systems and Services                     6,221,536      5,673,271       3,337,880        2,847,253

  Data Center Services                           526,945        506,614         266,012          240,083
                                              ----------     ----------      ----------       ----------

  Total Cost of Revenues                       6,748,481      6,179,885       3,603,892        3,087,336
                                              ----------     ----------      ----------       ----------

Gross Profit                                   3,528,889      3,059,604       1,843,406        1,577,312
                                              ----------     ----------      ----------       ----------

Selling, General and
  Administrative Expenses                      2,484,522      2,218,934       1,281,327        1,114,209
Research and Development                         684,460        641,311         355,531          356,000
                                              ----------     ----------      ----------       ----------

  Total                                        3,168,982      2,860,245       1,636,858        1,470,209
                                              ----------     ----------      ----------       ----------

Income from Operations before Interest           359,907        199,359         206,548          107,103

Interest Income                                   20,453          6,670          11,274            6,670

Interest Expense                                 108,661         60,859          57,287           38,393
                                              ----------     ----------      ----------       ----------

Income before Income Tax Expense                 271,699        145,170         160,535           75,380

Income Taxes Expense                              26,000         11,000          18,000            5,800
                                              ----------     ----------      ----------       ----------

Net Income                                   $   245,699    $   134,170     $   142,535      $    69,580
                                              ==========     ==========      ==========       ==========

Earnings Per Share of Common Stock:
 Basic:
   Net Income                                $       .07    $       .04     $       .04      $       .02
                                              ==========     ==========      ==========       ==========

   Weighted Average Number of Shares of
     Common Stock Outstanding                  3,695,923      3,555,733       3,696,709        3,598,959
                                              ==========     ==========      ==========       ==========

  Diluted:
    Net Income                               $       .06    $       .04     $       .04      $       .02
                                              ==========     ==========      ==========       ==========

   Weighted Average Number of Shares of
     Common Stock and Common Stock
     Equivalents Outstanding                   4,047,746      3,832,539       4,055,479        3,873,939
                                              ==========     ==========      ==========       ==========

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)



                                                        Six months ended
                                                            June 30,
                                                            --------
                                                       2002            2001
                                                       ----            ----
Operating Activities:
  Net Income                                        $  245,699     $   134,170
                                                     ---------      ----------

  Adjustments to Reconcile Net Income
    to Net Cash Provided by (Used in)
      Operating Activities:
    Depreciation and Amortization                      517,606         513,996
    Issuance of Warrants and Options for Services       24,873             --

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                               (120,015)     (1,080,455)
    Costs and Estimated Profits in
     Excess of Interim Billings                       (384,305)       (371,665)
    Other Current Assets                                37,124          39,700
    Other Assets                                         8,004         (90,961)

 Increase [Decrease] in
  Accounts Payable                                    (107,999)         53,576
  Accrued Expenses                                     100,038        (378,931)
  Interim Billings in Excess of
    Costs and Estimated Profits                        166,767         232,428
  Deferred Revenue                                    (266,072)       (167,292)
                                                     ---------      ----------

 Total Adjustments                                     (23,979)     (1,249,604)
                                                     ---------      ----------

Net Cash Provided by
  (Used In) Operating Activities                       221,720      (1,115,434)
                                                     ---------      ----------

Investing Activities:
  Net Cost of AIMS Acquisition                             --         (779,700)
  Acquisition of Property and  Equipment              (121,811)        (82,799)
                                                     ---------      ----------

 Net Cash Used In Investing Activities                (121,811)       (862,499)
                                                     ---------      ----------


See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)


                                                         Six months ended
                                                            June 30,
                                                            --------
                                                       2002            2001
                                                       ----            ----

Financing Activities:
  Proceeds from Long Term Loan                      $      --      $2,500,000
  Payment of Capitalized Lease Obligations             (19,360)       (16,531)
  Net Proceeds from Stock Options Exercised              9,550         21,834
  Payments of Term Loan                               (249,996)           --
                                                     ---------      ---------

  Net Cash (Used in) Provided by Financing
   Activities                                         (259,806)     2,505,303
                                                     ---------      ---------

  Net (Decrease) Increase in Cash
    and Cash Equivalents                              (159,897)       527,370

  Cash and Cash Equivalents -
    Beginning of Period                              3,837,226      2,418,947
                                                     ---------      ---------

  Cash and Cash Equivalents -
    End of Period                                   $3,677,329     $2,946,317
                                                     =========      =========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $ 110,703      $   42,153
    Income Taxes                                    $  14,727      $  114,366

Non Cash Financing Activities:
  The fair value of the interest rate swap calculated at June 30, 2002 was $80,691.

Non Cash Investing Activities:
  Value of Common Stock issued in AIMS Acquisition        --       $  376,200


See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)


For the Six Months Ended June 30, 2002


Common Stock $.01 Par Value Authorized                   Shares         Amount
                                                         ------         ------
15,000,000 Shares

 Beginning Balance - December 31, 2001                 3,719,247       $ 37,192

  Common Stock Issued - Exercise of Options                5,500             55
                                                       ---------        -------

Ending Balance - June 30, 2002                         3,724,747       $ 37,247
                                                       =========        =======





See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)


For the Six Months Ended June 30, 2002

Additional Paid-In Capital Common Stock:               Shares           Amount
                                                       ------           ------

 Beginning Balance - December 31, 2001                             $ 20,856,166

Common Stock Issued - Exercise of Options                                 9,495

Issuance of Warrants and Options                                         24,873
                                                                    -----------

Ending Balance - June 30, 2002                                     $ 20,890,534
                                                                    ===========

Accumulated Deficit

  Beginning Balance - December 31, 2001                            $(10,570,992)

  Net Income                                                            245,699
                                                                    -----------

  Ending Balance - June 30, 2002                                   $(10,325,293)
                                                                    ===========

Accumulated Comprehensive Loss - Interest Rate Swap:
  Beginning Balance - December 31, 2001                            $    (74,875)

  Change in Fair Value of Interest Rate Swap                             (5,816)
                                                                    -----------

  Ending Balance - June 30, 2002                                   $    (80,691)

Treasury Stock

  Beginning Balance - December 31, 2001                 28,038     $   (299,810)
                                                        ------      -----------

  Ending Balance - June 30, 2002                        28,038     $   (299,810)
                                                        ------      -----------

Total Stockholders' Equity                                         $ 10,221,987

See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations for the six and three months ended June 30, 2002 and 2001 and the changes in cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the periods ended
June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended December 31, 2001.

(3) Income per share - The following table sets forth the components used in the computation of basic and diluted earnings per share:

                                                     Six Months Ended June 30,          Three Months Ended June 30
                                                     ------------------------           --------------------------
                                                     2002                  2001         2002                  2001
                                                     ----                  ----         ----                  ----
Numerator:
  Net income                                         $  245,699       $  134,170        $  142,535         $   69,580

Denominator:
  Weighted average shares                             3,695,923        3,555,733         3,696,709          3,598,959
                                                      ---------        ---------         ---------          ---------
  Effect of dilutive securities:
    Employee stock option                               351,359          276,806           358,307            274,980
    Stock warrants                                          464              --                463                --
                                                      ---------        ---------         ---------          ---------
    Dilutive potential common shares                    351,823          276,806           358,770            274,980
                                                      ---------        ---------         ---------          ---------

    Denominator for diluted earnings per
      share-adjusted weighted average shares
      after assumed conversions                       4,047,746        3,832,539         4,055,479          3,873,939
                                                      =========        =========         =========          =========

(4) Income Taxes - The provision for income taxes for the period ended June 30, 2002, reflects a deferred tax provision of approximately $77,000 offset by a reduction in the deferred tax asset valuation allowance of the same amount.

(5) During the quarter ended March 31, 2002, stock options to purchase 5,500 shares were exercised and the Company received gross proceeds of $9,550. As a result, common stock and additional paid in capital increased by $55 and $9,495 respectively.

(6) The Company was a defendant in a previously-reported arbitration proceeding commenced in March 2001 seeking damages of $635,000 for an alleged breach of a staff augmentation services agreement. This action was settled, and the settlement had no material adverse effect on the results of operations of the Company.

In October 2000, the Company's subsidiary, Creative Socio-Medics, commenced an action against the City of Richmond, in the Supreme Court of the State of New
York, County of Suffolk, which action was subsequently removed to the United
States District Court for the Eastern District of New York, for failure to pay more than $1 million pursuant to a contract between the Company and Richmond.
Richmond advised the court that it intended to move to dismiss the complaint for lack of personal jurisdiction in New York and improper venue. The parties are currently engaged in discovery on jurisdictional issues. In November 2000,



Richmond filed a complaint in the Circuit Court for the City of Richmond, Richmond, Virginia, alleging, among other things, that the contract with Creative Socio-Medics was procured through fraudulent misrepresentations concerning the nature of the work to be performed and the price for the services and that Creative Socio-Medics failed to perform its obligations under the agreement, seeking damages of $373,000 and a finding that it owes no additional amounts to Creative Socio-Medics. The parties entered into a stipulation staying the Richmond action until a determination of Richmond's jurisdictional challenges to the New York action. The Company believes it has valid claims against Richmond and intends to vigorously pursue those claims. We also believe that the allegations contained in Richmond's complaint are without merit and we intend to vigorously defend against those claims.

(7) In March 2002 the stockholders approved the Company's 2001 Long Term
Incentive plan, covering 180,000 shares of common stock. In March 2002, the Company issued options to its employees to purchase 179,000 shares of common stock at a price of $2.50 which was the fair market value at the date of grant.
In June 2002, the Company issued 13,000 options to employees and a director with exercise prices ranging from $2.38 to $2.40. These options were issued from previous Long Term Incentive plans.

(8) The Company currently classifies its operations into two business segments:
(1) Software and Related Systems and Services and (2) Data Center Services.
Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management.
Data Center Services involve Company personnel performing data entry and data processing services for customers. Intersegment sales and sales outside the
United States are not material. Information concerning the Company's business segments are as follows:
                                                Software and
                                                ------------
                                               Related Systems     Data Center
                                               ---------------     -----------
Six Months Ended June 30,                       and Services        Services       Consolidated
-------------------------                       ------------        --------       ------------

2002
Revenue                                         $ 9,321,975        $  955,395      $10,277,370
Income before income taxes                          124,101           147,598          271,699
Total identifiable assets at June 30, 2002       16,292,536         1,618,337       17,910,873

2001
Revenue                                         $ 8,305,869        $  933,620      $ 9,239,489
Income (loss) before income taxes                   (39,011)          184,181          145,170
Total identifiable assets at June 30, 2001       16,318,319         1,737,848       18,056,167


                                                Software and
                                                ------------
                                               Related Systems     Data Center
                                               ---------------     -----------
Three Months Ended June 30,                     and Services        Services       Consolidated
---------------------------                     ------------        --------       ------------
2002
Revenue                                         $ 4,961,596        $  485,702      $ 5,447,298
Income before income taxes                           80,174            80,361          160,535

2001
Revenue                                         $ 4,196,252        $  468,396      $ 4,664,648
Income (loss) before income taxes                   (36,516)          111,896           75,380


(9) During the quarter ended June 30, 2002, the Company issued warrants to purchase 200,000 shares in connection with a financial advisory agreement whereby the Company will pay consulting fees in addition to the issuance of warrants. These warrants, which expire over various times ranging from one to two years, were valued at $.24 per warrant, which represented the costs of the services based upon the contractual agreement. The agreement may be terminated by either party. The warrants have the following exercise price and vesting dates for the number of shares set forth below.

         Shares               Exercise Price               Vesting Date
         ------               --------------               ------------

         50,000                   $2.70                   April 10, 2002
         30,000                   $4.00                   June 1, 2002
         30,000                   $5.00                   September 1, 2002
         30,000                   $6.00                   November 1, 2002
         30,000                   $7.00                   January 1, 2003
         30,000                   $8.00                   February 28, 2003

During the quarter ended June 30, 2002, the Company charged to operations $19,200 as costs related to the April 10 and June 1, 2002 warrants. The Company is scheduled to charge to future operations the amounts of $7,200 each for the September 2002 through February 2003 warrants.

During the quarter ended June 30, 2002, the Company issued 10,000 options for services rendered. These options were valued at $.57 per option based upon the Black-Scholes calculation and a charge was made to operations in the amount of $5,673. These options have an exercise price of $2.75 per option, which was the market value of the stock at the time of issuance and will expire on April 22, 2003.

In July 2002, the Company extended the expiration date of warrants to purchase 448,535 shares of common stock at $12.00 per share, from July 31, 2002 to January 31, 2003.

(10) New Accounting Pronouncements - Statement of Financial Accounting
Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for the Company during the period ended June 30, 2002. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations" became effective for the Company during the period ended June 30, 2002. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during the period ended June 30, 2002. The provisions of the interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

On April 30, 2002 the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

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

Six months Ended June 30, 2002 and 2001

Our revenue for the six months ended June 30, 2002 (the "June 2002 period") was $10,277,000, an increase of $1,038,000, or 11%, from our revenue for the six months ended June 30, 2001, (the "June 2001 period") which was $9,239,000. The largest component of revenue was turnkey systems labor revenue, which increased by $164,000 to $3,549,000 in the June 2002 period, from $3,385,000 in June 2001 period, reflecting a 5% increase. Revenue from third party hardware and software increased to $1,378,000 in the June 2002 period, from $1,353,000 in the June 2001 period, which represents an increase of 2%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue increased to $955,000 in the June 2002 period, from $934,000 in the June 2001 period, reflecting an increase of 2%. License revenue increased to $912,000 in the June 2002 period, from $483,000 in the June 2001 period, reflecting an increase of 89%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase was partially due to the sale of our licensed programs to an existing customer, which enables the customer to roll out our software within its entire organization. While this is an example of our ability to resell into our existing client base, there are no assurances that we will be able to duplicate these sales with other customers. Maintenance revenue increased to $3,022,000 in the June 2002 period, from $2,473,000 in the June 2001 period, reflecting an increase of 22%. As turnkey systems are completed, they are transitioned to the maintenance division. Revenue from the sales of our small turnkey division decreased to $461,000 in the June 2002 period, from $612,000 in the June 2001 period, reflecting a decrease of 25%.

Revenue from contracts from government agencies represented 43% of revenue in the June 2002 period and 42% of revenue in the June 2001 period. This reflects a slight increase in new government contracts.

Gross profit increased to $3,529,000 in June 2002 period from $3,060,000 in the June 2001 period, reflecting an increase of 15%. Our gross margin percentage increased to 34% in the June 2002 period from 33% in the June 2001 period. This increase was substantially the result of an increase in our license and maintenance revenue mentioned above.

Selling, general and administrative expenses were $2,485,000 in the June 2002 period, reflecting an increase of 12% from the $2,219,000 in the June 2001 period. This increase was substantially in the area of general insurance, settlement of certain litigation, increase in the provision for bad debts and investor public relations costs.

We incurred product development expenses of $684,000 in the June 2002 period, an increase of 7% from the $641,000 in the June 2001 period. During the June 2002 period, we continued to invest in improved functionality and technology in our products.

Interest expense was $109,000 in the June 2002 period, an increase of $48,000, or 79%, from the $61,000 in the June 2001 period. This increase was substantially the result of interest associated with the $2,500,000 term loan, which we made in June 2001.

Interest income of $20,000, for the June 2002 period is generated from short-term investments made with a substantial portion of the proceeds received from the term loan.

We have a federal net operating loss tax carry forward of approximately $11 million. In the June 2002 period, a deferred tax provision in the amount of $77,000 was offset by a reduction in the deferred tax valuation allowance of the same amount. Therefore, in the June 2002 period we provided for taxes in the amount of $26,000. This provision was based upon certain state taxes. We made a similar provision in the June 2001 period in the amount of $11,000.

As a result of the foregoing factors, in the June 2002 period, we had a net income of $246,000, or $.07 per share basic and $.06 per share diluted. For the June 2001 period, we had net income of $134,000, or $.04 per share basic and diluted.

Three Months Ended June 30, 2002 and 2001

Our revenue for the three months ended June 30, 2002 (the "June 2002 quarter") was $5,447,000, an increase of $782,000, or 17%, from our revenue for the three months ended June 30, 2001, (the "June 2001 quarter") which was $4,665,000. The largest component of revenue was turnkey systems labor revenue, which increased by $201,000 to $1,913,000 in the June 2002 quarter, from $1,712,000 in June 2001 quarter, reflecting a 12% increase. Revenue from third party hardware and software increased to $886,000 in the June 2002 quarter, from $581,000 in the June 2001 quarter, which represents an increase of 52%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue increased to $486,000 in the June 2002 quarter, from $468,000 in the June 2001 quarter, reflecting an increase of 4%. License revenue increased to $378,000 in the June 2002 quarter, from $212,000 in the June 2001 quarter, reflecting an increase of 78%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. Maintenance revenue increased to $1,514,000 in the June 2002 quarter, from $1,429,000 in the June 2001 quarter, reflecting an increase of 6%. As turnkey systems are completed, they are transitioned to the maintenance division. Revenue from the sales of our small turnkey division increased to $271,000 in the June 2002 quarter, from $262,000 in the June 2001 quarter, reflecting an increase of 3%.

Revenue from contracts from government agencies represented 44% of revenue in the June 2002 quarter and 40% of revenue in the June 2001 quarter. This increase reflects a slight amplification in new government contracts.

Gross profit increased to $1,843,000 in June 2002 quarter from $1,577,000 in the June 2001 quarter, reflecting an increase of 17%. Our gross margin percentage remained constant at 34%.

Selling, general and administrative expenses were $1,281,000 in the June 2002 quarter, reflecting an increase of 15% from the $1,114,000 in the June 2001 quarter. This increase was substantially in the area of general insurance, settlement of certain litigation and an increase in the provision for bad debts.

We incurred product development expenses of $356,000 in the June 2002 quarter, which represented no change from the $356,000 in the June 2001 quarter. During the June 2002 quarter, we continued to invest in improved functionality and technology in our products.

Interest expense was $57,000 in the June 2002 quarter, an increase of $19,000, or 50%, from the $38,000 in the June 2001 quarter. This increase was substantially the result of interest associated with the $2,500,000 term loan, which we made in June 2001.

Interest income of $11,000, for the June 2002 quarter is generated from short-term investments made with a substantial portion of the proceeds received from the term loan arrangement.

We have a federal net operating loss tax carry forward of approximately $11 million. In the June 2002 quarter, a deferred tax provision in the amount of $43,000 was offset by a reduction in the deferred tax valuation allowance of the same amount. Therefore, in the June 2002 quarter we provided for taxes in the amount of $18,000. This provision was based upon certain state taxes. We made a similar provision in the June 2001 quarter in the amount of $5,800.

As a result of the foregoing factors, in the June 2002 quarter, we had a net income of $143,000, or $.04 per share basic and diluted. For the June 2001 quarter, we had net income of $70,000, or $.02 per share basic and diluted.

Liquidity and Capital Resources

We had working capital of $8.3 million at June 30, 2002 as compared to working capital of $7.9 million at December 31, 2001. The increase in working capital for June 2002 period was substantially the result of our net income after adding back depreciation and amortization and partially offset by the acquisition of equipment and principal payments of the term loan.

In June 2001, we entered into a financing arrangement with Fleet Bank. This financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. The term loan bears interest at a fixed rate of 7.95% per annum and the revolving line of credit is priced at the prime rate. Under our revolving line of credit, we can borrow up to 75% of eligible receivables up to a maximum of $1.5 million. The maximum available to us at June 30, 2002 under the borrowing base formula was $1.5 million. The proceeds of the term loan are intended to be used for acquisitions as well as for product modifications specific to California requirements. The revolving line of credit will be utilized for general working capital needs. We have not used the revolving line of credit from inception through June 30, 2002. We have made principal payments on the $2.5 million term loan and the amount outstanding at June 30, 2002 is $2,000,000.

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


Part II

Item 1.  Legal Proceedings

The previously reported arbitration proceeding commenced in March 2001 by PriceWaterhouse Coopers LLP, seeking damages of $635,000 for an alleged breach of staff augmentation services agreement has been settled for a modest payment by us. The settlement did not have a material effect on our financial position or the results of our operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

On March 7, 2002, we held our 2002 annual meeting of stockholders.

The following individuals were elected as directors:

         Name                               Number of Votes
         ----                               ---------------
         Edward D. Bright                   3,065,809
         James L. Conway                    3,183,824
         John F. Phillips                   2,974,940
         Gerald O. Koop                     3,040,505
         Francis J. Calcagno                3,135,424
         Joseph G. Sicinski                 3,077,374

The following proposals were approved as follows:

                                        Votes For     Votes Against     Abstain
Approval  of the amendment
to the 2001 Long Term
Incentive Plan                          3,071,481         68,446          4,468

Approval of the selection of
Richard A. Eisner & Co., LLP
as independent auditors for 2001        3,135,588          2,863          5,944

Item 6.  Exhibits and Reports on Form 8-K

(b)      Reports on Form 8-K

During the quarter ended June 30, 2002, we filed a Form 8-K, with a report date of May 14, 2002, relating to Item 4 - Changes in Registrant's Certifying Accountants.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NETSMART TECHNOLOGIES, INC.



/s/James L. Conway             Chief Executive Officer           August 1, 2002
---------------------         (Principal Executive Officer)
James L. Conway



/s/Anthony F. Grisanti         Chief Financial Officer           August 1, 2002
----------------------        (Principal Financial and
Anthony F. Grisanti            Accounting Officer)