Form 10-Q/A
period 2002-06-30
NETSMART TECHNOLOGIES INC
filed 2002-08-06
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

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


NETSMART TECHNOLOGIES, INC.



/s/James L. Conway             Chief Executive Officer           August 6, 2002
---------------------         (Principal Executive Officer)
James L. Conway



/s/Anthony F. Grisanti         Chief Financial Officer           August 6, 2002
----------------------        (Principal Financial and
Anthony F. Grisanti            Accounting Officer)



             CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICERS

         The undersigned chief executive officer and chief financial officer of the Registrant do hereby certify that this Quarterly Report of Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods shown in such report.



/s/James L. Conway             Chief Executive Officer           August 6, 2002
---------------------         (Principal Executive Officer)
James L. Conway



/s/Anthony F. Grisanti         Chief Financial Officer           August 6, 2002
----------------------        (Principal Financial and
Anthony F. Grisanti            Accounting Officer)