Form 10-Q
period 2002-09-30
NETSMART TECHNOLOGIES INC
filed 2002-10-24
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002
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

Yes_X_        No__


Number of shares of common stock outstanding as of October 15, 2002:   3,755,665
                                                                       =========

Netsmart Technologies, Inc. and Subsidiaries

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                            Page
                                                                          ----


Condensed Consolidated Balance Sheets - September 30, 2002 (Unaudited)
 and December 31, 2001                                                     1-2

Condensed Consolidated Statements of Income - (Unaudited)
 Nine Months Ended September 30, 2002 and September 30, 2001 and Three
 Months Ended September 30, 2002 and 2001                                   3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
 Nine Months Ended September 30, 2002 and September 30, 2001               4-5

Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)
 Nine Months Ended September 30, 2002                                      6-7

Notes to Condensed Consolidated Financial Statements                       8-11

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                            12-16

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                    ------------    -----------
                                                        2002            2001
                                                        ----            ----
                                                      Unaudited
                                                      ---------
Assets:
Current Assets:
           Cash and Cash Equivalents                  $ 5,102,647   $ 3,837,226
           Accounts Receivable - Net                    5,989,472     5,876,970
           Costs and Estimated Profits in Excess
              of Interim Billings                       4,015,924     3,783,356
           Deferred taxes                                 500,000       500,000
           Other Current Assets                            25,209       128,232
                                                       ----------    ----------

           Total Current Assets                        15,633,252    14,125,784
                                                       ----------    ----------

Property and Equipment - Net                              346,813       366,356
                                                       ----------    ----------

Other Assets:
           Software Development Costs - Net               453,242       686,301
           Customer Lists - Net                         2,260,677     2,618,145
           Other Assets                                   190,419       210,787
                                                       ----------    ----------

           Total Other Assets                           2,904,338     3,515,233
                                                       ----------    ----------

           Total Assets                               $18,884,403   $18,007,373
                                                       ==========    ==========

See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                               September 30,      December 31,
                                                               ------------       -----------
                                                                   2002               2001
                                                                   ----               ----
                                                                 Unaudited
                                                                 ---------

Liabilities and Stockholders' Equity:
Current Liabilities:
           Current Portion - Long Term Debt                     $    500,000      $    500,000
           Current Portion Capital Lease Obligations                   9,581            28,905
           Accounts Payable                                          742,421           688,682
           Accrued Expenses                                          819,538           359,908
           Interim Billings in Excess of Costs and Estimated
             Profits                                               4,041,534         3,959,230
           Deferred Revenue                                          880,431           685,569
                                                                 -----------       -----------

           Total Current Liabilities                               6,993,505         6,222,294
                                                                 -----------       -----------

           Capital Lease Obligations - Less current portion            4,453            12,519
           Long Term Debt - Less current portion                   1,375,010         1,750,004
           Interest Rate Swap at Fair Value                          113,130            74,875
                                                                 -----------       -----------

           Total Non Current Liabilities                           1,492,593         1,837,398
                                                                 -----------       -----------

Commitments and Contingencies

Stockholders' Equity:
           Preferred Stock - $.01 Par Value, 3,000,000
             Shares Authorized; None issued and outstanding              --                --
           Common Stock - $.01 Par Value; Authorized
             15,000,000 Shares; Issued 3,724,747 shares at
             September 30, 2002, 3,719,247 shares at
             December 31, 2001                                        37,247            37,192

           Additional Paid in Capital                             20,897,734        20,856,166
           Accumulated Comprehensive loss - Interest Rate Swap      (113,130)          (74,875)
           Accumulated Deficit                                   (10,123,736)      (10,570,992)
                                                                 -----------       -----------
                                                                  10,698,115        10,247,491

           Less:  Cost of shares of Common Stock held
             in treasury - 28,038 shares at September 30, 2002
             and December 31, 2001                                   299,810           299,810
                                                                 -----------       -----------

           Total Stockholders' Equity                             10,398,305         9,947,681
                                                                 -----------       -----------

           Total Liabilities and Stockholders' Equity           $ 18,884,403      $ 18,007,373
                                                                 ===========       ===========


See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 Nine months ended           Three months ended
                                                   September 30,                September 30,
                                                 -----------------           ------------------
                                                 2002          2001          2002           2001
                                                 ----          ----          ----           ----

Revenues:
  Software and Related
    Systems and Services:
    General                                  $10,361,414   $ 8,493,803     $4,061,727    $2,660,725
    Maintenance Contract
      Services                                 4,521,469     3,772,538      1,499,181     1,299,747
                                              ----------    ----------      ---------     ---------
    Total Software and Related
      Systems and Services                    14,882,883    12,266,341      5,560,908     3,960,472

  Data Center Services                         1,438,254     1,548,640        482,859       615,020
                                              ----------    ----------      ---------     ---------


  Total Revenues                              16,321,137    13,814,981      6,043,767     4,575,492
                                              ----------    ----------      ---------     ---------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                    7,457,227     5,899,287      3,006,903     1,837,191
    Maintenance Contract
      Services                                 2,660,630     2,608,638        889,418       997,463
                                              ----------    ----------      ---------     ---------
    Total Software and Related
      Systems and Services                    10,117,857     8,507,925      3,896,321     2,834,654

  Data Center Services                           794,327       761,339        267,382       254,725
                                              ----------    ----------      ---------     ---------

  Total Cost of Revenues                      10,912,184     9,269,264      4,163,703     3,089,379
                                              ----------    ----------      ---------     ---------

Gross Profit                                   5,408,953     4,545,717      1,880,064     1,486,113
                                              ----------    ----------      ---------     ---------

Selling, General and
  Administrative Expenses                      3,799,164     3,255,337      1,314,642     1,036,403
Research and Development                         992,557       985,782        308,097       344,471
                                              ----------    ----------      ---------     ---------

  Total                                        4,791,721     4,241,119      1,622,739     1,380,874
                                              ----------    ----------      ---------     ---------


Income from Operations before Interest           617,232       304,598        257,325       105,239


Interest Income                                   32,847        24,632         12,394        17,962


Interest Expense                                 158,823       129,794         50,162        68,935
                                              ----------    ----------      ---------     ---------

Income before Income Tax Expense                 491,256       199,436        219,557        54,266


Income Taxes Expense                              44,000        15,000         18,000         4,000
                                              ----------    ----------      ---------     ---------

Net Income                                   $   447,256   $   184,436     $  201,557    $   50,266
                                              ==========    ==========      =========     =========

Earnings Per Share of Common Stock:
 Basic:
   Net Income                                $       .12   $       .05     $      .05    $      .01
                                              ==========    ==========      =========     =========


   Weighted Average Number of Shares of
     Common Stock Outstanding                  3,696,159     3,596,376      3,696,709     3,691,209
                                              ==========    ==========      =========     =========

  Diluted:
    Net Income                               $       .11   $       .05     $      .05    $      .01
                                              ==========    ==========      =========     =========

   Weighted Average Number of Shares of
     Common Stock and Common Stock
     Equivalents Outstanding                   4,062,130     3,844,476      4,070,466     3,937,426
                                              ==========    ==========      =========     =========


See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)


                                                          Nine months ended
                                                            September 30,
                                                            -------------
                                                        2002           2001
                                                        ----           ----
Operating Activities:
  Net Income                                        $   447,256     $   184,436
                                                     ----------      ----------

  Adjustments to Reconcile Net Income
    to Net Cash Provided by (Used In)
      Operating Activities:
    Depreciation and Amortization                       772,280         802,999
    Issuance of Warrants and Options for Services        32,073             --

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                (112,502)       (686,690)
    Costs and Estimated Profits in
     Excess of Interim Billings                        (232,568)       (527,335)
    Other Current Assets                                103,023          64,240
    Other Assets                                         20,368         (67,520)

 Increase [Decrease] in
  Accounts Payable                                       53,739         266,176
  Accrued Expenses                                      459,630        (540,488)
  Interim Billings in Excess of
    Costs and Estimated Profits                          82,304         (31,746)
  Deferred Revenue                                      194,862        (103,286)
                                                     ----------      ----------


 Total Adjustments                                    1,373,209        (823,650)
                                                     ----------      ----------

Net Cash Provided by
  (Used In) Operating Activities                      1,820,465        (639,214)
                                                     ----------      ----------

Investing Activities:
  Net Cost of AIMS Acquisition                              --         (779,700)
  Acquisition of Property and  Equipment               (162,210)        (99,639)
                                                     ----------      ----------

 Net Cash Used In Investing Activities                 (162,210)       (879,339)
                                                     ----------      ----------

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)


                                                          Nine months ended
                                                            September 30,
                                                            -------------
                                                        2002           2001
                                                        ----           ----

Financing Activities:
  Proceeds from Long Term Loan                      $      --       $2,500,000
  Payment of Capitalized Lease Obligations             (27,390)        (25,528)
  Net Proceeds from Stock Options Exercised              9,550          21,834
  Payments of Term Loan                               (374,994)       (124,998)
                                                     ---------       ---------

  Net Cash (Used in) Provided by Financing
    Activities                                        (392,834)      2,371,308
                                                     ---------       ---------

  Net Increase in Cash
    and Cash Equivalents                             1,265,421         852,755

  Cash and Cash Equivalents -
    Beginning of Period                              3,837,226       2,418,947
                                                     ---------       ---------

  Cash and Cash Equivalents -
    End of Period                                   $5,102,647      $3,271,702
                                                     =========       =========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $  161,638      $   90,997
    Income Taxes                                    $   23,992      $  117,810

Non Cash Financing Activities:
  The fair value of the interest rate swap calculated at September 30, 2002 was $113,130.

Non Cash Investing Activities:
  Value of Common Stock issued in AIMS Acquisition         --       $  376,200


See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)


For the Nine Months Ended September 30, 2002


Common Stock $.01 Par Value Authorized                  Shares        Amount
                                                        ------        ------
15,000,000 Shares

 Beginning Balance - December 31, 2001                3,719,247      $ 37,192

  Common Stock Issued - Exercise of Options               5,500            55
                                                      ---------       -------

Ending Balance - September 30, 2002                   3,724,747      $ 37,247
                                                      =========       =======





See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)


For the Nine Months Ended September 30, 2002

Additional Paid-In Capital Common Stock:              Shares         Amount
                                                      ------         ------

 Beginning Balance - December 31, 2001                             $ 20,856,166

Common Stock Issued - Exercise of Options                                 9,495

Issuance of Warrants and Options                                         32,073
                                                                     ----------

Ending Balance - September 30, 2002                                $ 20,897,734
                                                                     ==========

Accumulated Deficit

  Beginning Balance - December 31, 2001                            $(10,570,992)

  Net Income
                                                                        447,256
                                                                     ----------

  Ending Balance - September 30, 2002                              $(10,123,736)
                                                                     ==========

Accumulated Comprehensive Loss - Interest Rate Swap:
  Beginning Balance - December 31, 2001                            $    (74,875)

  Change in Fair Value of Interest Rate Swap                            (38,255)
                                                                     ----------


  Ending Balance - September 30, 2002                              $   (113,130)
                                                                    ===========

Treasury Stock

  Beginning Balance - December 31, 2001               28,038       $   (299,810)
                                                      ------        -----------

  Ending Balance - September 30, 2002                 28,038       $   (299,810)
                                                      ------        -----------

Total Stockholders' Equity                                         $ 10,398,305


See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations for the nine and three months ended September 30, 2002 and 2001 and the changes in cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended December 31, 2001.

(3) Income per share - The following table sets forth the components used in the computation of basic and diluted earnings per share:

                                             Nine Months Ended September 30,     Three Months Ended September 30,
                                             ------------------------------      -------------------------------
                                                 2002               2001             2002               2001
                                                 ----               ----             ----               ----
Numerator:
  Net income                                 $  447,256          $  184,436      $  201,557           $   50,266

Denominator:
  Weighted average shares                     3,696,159           3,596,376       3,696,709            3,691,209
                                              ---------           ---------       ---------            ---------
  Effect of dilutive securities:
    Employee stock options                      364,176             248,100         371,140              246,217
    Stock warrants                                1,795                 --            2,617                  --
                                              ---------           ---------       ---------            ---------
    Dilutive potential common shares            365,971             248,100         373,757              246,217
                                              ---------           ---------       ---------            ---------

    Denominator for diluted earnings per
      share-adjusted weighted average shares
      after assumed conversions               4,062,130           3,844,476       4,070,466            3,937,426
                                              =========           ==========      ==========           =========

(4) Income Taxes - The provision for income taxes for the period ended September
30, 2002, reflects a deferred tax provision of approximately $138,000 offset by a reduction in the deferred tax asset valuation allowance of the same amount.

(5) During the quarter ended March 31, 2002, stock options to purchase 5,500 shares were exercised and the Company received gross proceeds of $9,550. As a result, common stock and additional paid in capital increased by $55 and $9,495 respectively.

(6) The Company was a defendant in a previously-reported arbitration proceeding commenced in March 2001 seeking damages of $635,000 for an alleged breach of a staff augmentation services agreement. This action was settled in 2002, and the settlement had no material adverse effect on the results of operations of the Company.

In October 2000, the Company's subsidiary, Creative Socio-Medics, commenced an action against the City of Richmond, in the Supreme Court of the State of New
York, County of Suffolk, which action was subsequently removed to the United
States District Court for the Eastern District of New York, for failure to pay more than $1 million pursuant to a contract between the Company and Richmond.
Richmond advised the court that it intended to move to dismiss the complaint for lack of personal jurisdiction in New York and improper venue. In November 2000,


Richmond filed a complaint in the Circuit Court for the City of Richmond, Richmond, Virginia, alleging, among other things, that the contract with Creative Socio-Medics was procured through fraudulent misrepresentations concerning the nature of the work to be performed and the price for the services and that Creative Socio-Medics failed to perform its obligations under the agreement, seeking damages of $373,000 and a finding that it owes no additional amounts to Creative Socio-Medics. The parties entered into a stipulation staying the Richmond action until a determination of Richmond's jurisdictional challenges to the New York action. On August 21, 2002, the United States
District Court for the Eastern District of New York denied Richmond's motion to dismiss the Company's complaint for lack of personal jurisdiction in New York on the basis of improper venue. The Company believes it has valid claims against Richmond and intends to vigorously pursue those claims. We also believe that the allegations contained in Richmond's complaint are without merit and we intend to vigorously defend against those claims.

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

(8) The Company currently classifies its operations into two business segments:
(1) Software and Related Systems and Services and (2) Data Center Services.
Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management.
Data Center Services involve Company personnel performing data entry and data processing services for customers. Intersegment sales and sales outside the
United States are not material. Information concerning the Company's business segments are as follows:
                                                        Software and
                                                        ------------
                                                       Related Systems    Data Center
                                                       ---------------    -----------
Nine Months Ended September 30,                         and Services       Services        Consolidated
-------------------------------                         ------------       --------        ------------
2002
Revenue                                                  $14,882,883      $1,438,254       $16,321,137
Income before income taxes                                   254,815         236,441           491,256
Total identifiable assets at September 30, 2002           17,233,292       1,651,111        18,884,403
2001
Revenue                                                  $12,266,341      $1,548,640       $13,814,981
Income (loss) before income taxes                           (201,416)        400,852           199,436
Total identifiable assets at September 30, 2001           16,024,759       1,798,554        17,823,313

                                                        Software and
                                                        ------------
                                                       Related Systems    Data Center
                                                       ---------------    -----------
Three Months Ended September 30,                        and Services       Services        Consolidated
--------------------------------                        ------------       --------        ------------
2002
Revenue                                                  $ 5,560,908      $  482,859       $ 6,043,767
Income before income taxes                                   130,714          88,843           219,557
2001
Revenue                                                  $ 3,960,472      $  615,020       $ 4,575,492
Income (loss) before income taxes                           (162,405)        216,671            54,266


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

During the nine months ended September 30, 2002, the Company charged to operations $26,400 as costs related to the April 10, June 1, 2002 and September 1, 2002 warrants. The Company is scheduled to charge to future operations the amounts of $7,200 each for the November 2002 through February 2003 warrants.

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

(10) In October 2002, stock options to purchase 88,333 shares were exercised and we received gross proceeds of $160,157. Pursuant to the option grants, employees had the right to pay for the exercise price of the option by delivering shares of common stock owned by them. During October, the Company received 29,377 shares, having a value of $146,582 and cash totaling $13,575, as the exercise price of the options.

(11) New Accounting - Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for the Company during the period ended June 30, 2002. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

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

Effective July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." The main provisions of this statement address the recognition of liabilities associated with an exit or disposal activity. Implementation of this statement is not expected to have a material impact on our consolidated financial statements.

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

Nine months ended September 30, 2002 and 2001

Our revenue for the nine months ended September 30, 2002 (the "September 2002 period") was $16,321,000, an increase of $2,506,000, or 18%, from our revenue for the nine months ended September 30, 2001, (the "September 2001 period") which was $13,815,000. The largest component of revenue was turnkey systems labor revenue, which increased by $314,000 to $5,357,000 in the September 2002 period, from $5,043,000 in September 2001 period, reflecting a 6% increase. This increase was substantially the result of an increase in spending for information systems in the behavioral health marketplace and our ability to provide the staff necessary to generate additional revenue. Revenue from third party hardware and software increased to $2,964,000 in the September 2002 period, from $1,868,000 in the September 2001 period, which represents an increase of 59%. This increase was attributable to an increase in spending for information systems in the behavioral health marketplace as well as a substantial sale of hardware to an existing customer. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue decreased to $1,438,000 in the September 2002 period, from $1,549,000 in the September 2001 period, reflecting a decrease of 7%. This decrease was the result of work performed for one particular client during the September 2001 period. License revenue increased to $1,388,000 in the September 2002 period, from $623,000 in the September 2001 period, reflecting an increase of 123%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase was substantially the result of an increase in spending for information systems in the behavioral health marketplace as well as a sale of our licensed programs to an existing customer. Maintenance revenue increased to $4,521,000 in the September 2002 period, from $3,772,000 in the September 2001 period, reflecting an increase of 20%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased to $653,000 in the September 2002 period, from $960,000 in the September 2001 period, reflecting a decrease of 32%. We are experiencing a decline in small systems sales as a result of a redirection of our sales efforts to the larger turnkey sales.

Revenue from contracts from government agencies represented 53% of revenue in the September 2002 period and 39% of revenue in the September 2001 period. This reflects an increase in new government contracts.

Gross profit increased to $5,409,000 in September 2002 period from $4,546,000 in the September 2001 period, reflecting an increase of 19%. Our gross margin percentage remained constant at 33% in the September 2002 period and the September 2001 period. Although license and maintenance revenue, which are highly margined revenue components, increased in the September 2002 period, our gross margin percentage did not increase. This is because the mix of our revenue components for the September 2002 period included a larger amount of third party hardware and software revenue than the September 2001 period. Our third party hardware and software revenue yields margins significantly less than our margin from behavioral health systems and services revenue.

Selling, general and administrative expenses were $3,799,000 in the September 2002 period, reflecting an increase of 17% from the $3,255,000 in the September 2001 period. This increase was substantially in the area of general insurance, investor relations and increase in the provision for bad debts and provision for bonuses.

We incurred product development expenses of $993,000 in the September 2002 period, an increase of 1% from the $986,000 in the September 2001 period. During the September 2002 period, we continued to invest in improved functionality and technology in our products.

Interest expense was $159,000 in the September 2002 period, an increase of $29,000, or 22%, from the $130,000 in the September 2001 period. This increase was substantially the result of interest associated with the $2,500,000 term loan, which we made in June 2001.

Interest income of $32,000, for the September 2002 period is generated from short-term investments made with a substantial portion of the proceeds received from the term loan.

We have a federal net operating loss tax carry forward of approximately $10 million. In the September 2002 period, a deferred tax provision in the amount of $138,000 was offset by a reduction in the deferred tax valuation allowance of the same amount. Therefore, in the September 2002 period we provided for taxes in the amount of $44,000. This provision was based upon certain state taxes and federal minimum alternative taxes. We made a similar provision in the September 2001 period in the amount of $15,000.

As a result of the foregoing factors, in the September 2002 period, we had a net income of $447,000, or $.12 per share basic and $.11 per share diluted. For the September 2001 period, we had net income of $184,000, or $.05 per share basic and diluted.

Three Months Ended September 30, 2002 and 2001

Our revenue for the three months ended September 30, 2002 (the "September 2002 quarter") was $6,044,000, an increase of $1,468,000, or 32%, from our revenue for the three months ended September 30, 2001, (the "September 2001 quarter") which was $4,575,000. The largest component of revenue was turnkey systems labor revenue, which increased by $150,000 to $1,808,000 in the September 2002 quarter, from $1,658,000 in September 2001 quarter, reflecting a 9% increase. This increase was substantially the result of an increase in spending for information systems in the behavioral health marketplace and our ability to provide the staff necessary to generate additional revenue. Revenue from third party hardware and software increased to $1,586,000 in the September 2002 quarter, from $515,000 in the September 2001 quarter, which represents an increase of 208%. This increase was attributable to an increase in spending for information systems in the behavioral health marketplace as well as a substantial sale of hardware to an existing customer. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue decreased to $483,000 in the September 2002 quarter, from $615,000 in the September 2001 quarter, reflecting a decrease of 21%. This decrease was the result of work performed for one particular client during the September 2001 quarter. License revenue increased to $476,000 in the September 2002 quarter, from $140,000 in the September 2001 quarter, reflecting an increase of 241%. License revenue is generated as part of a sale of a behavioral health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase was substantially the result of an increase in spending for information systems in the behavioral health marketplace. Maintenance revenue increased to $1,499,000 in the September 2002 quarter, from

$1,300,000 in the September 2001 quarter, reflecting an increase of 15%. As turnkey systems are completed, they are transitioned to the maintenance division thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased to $192,000 in the September 2002 quarter, from $348,000 in the September 2001 quarter, reflecting a decrease of 45%. We are experiencing a decline in small systems sales as a result of a redirection of our sales efforts to the larger turnkey sales.

Revenue from contracts from government agencies represented 53% of revenue in the September 2002 quarter and 35% of revenue in the September 2001 quarter. This reflects an increase in new government contracts.

Gross profit increased to $1,880,000 in September 2002 quarter from $1,486,000 in the September 2001 quarter, reflecting an increase of 27%. Our gross margin percentage decreased to 31% in the September 2002 quarter from 32% in the September 2001 quarter. Although license and maintenance revenue, which are highly margined revenue components, increased in the September 2002 quarter, our gross margin percentage decreased. This is because the mix of our revenue components for the September 2002 quarter included a larger amount of third party hardware and software revenue than the September 2001 quarter. Our third party hardware and software revenue yields margins significantly less than our margin from behavioral health systems and services revenue.

Selling, general and administrative expenses were $1,315,000 in the September 2002 quarter, reflecting an increase of 27% from the $1,036,000 in the September 2001 quarter. This increase was substantially in the area of general insurance, investor relations and increase in the provision for bad debts and provision for bonuses.

We incurred product development expenses of $308,000 in the September 2002 quarter, a decrease of 11% from the $344,000 in the September 2001 quarter. Although the percentage decrease was 11%, the absolute dollar decrease was $36,000. During the September 2002 quarter, we continued to invest in improved functionality and technology in our products.

Interest expense was $50,000 in the September 2002 quarter, a decrease of $19,000, or 28%, from the $69,000 in the September 2001 quarter. This decrease was substantially the result of lower borrowings associated with the $2,500,000 term loan, which we made in June 2001.

Interest income was $12,000 in the September 2002 quarter, a decrease of $6,000, or 33%, from the $18,000 in the September 2001 quarter. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan arrangement and the decrease reflects the reduced interest rates for the September 2002 quarter.

We have a federal net operating loss tax carry forward of approximately $10 million. In the September 2002 quarter, a deferred tax provision in the amount of $61,000 was offset by a reduction in the deferred tax valuation allowance of the same amount. Therefore, in the September 2002 quarter we provided for taxes in the amount of $18,000. This provision was based upon certain state taxes and federal minimum alternative taxes. We made a similar provision in the September 2001 quarter in the amount of $4,000.

As a result of the foregoing factors, in the September 2002 quarter, we had a net income of $202,000, or $.05 per share basic and diluted. For the September 2001 quarter, we had net income of $50,000, or $.01 per share basic and diluted.

Liquidity and Capital Resources

We had working capital of $8.6 million at September 30, 2002 as compared to working capital of $7.9 million at December 31, 2001. The increase in working capital for September 2002 period was substantially the result of our net income after adding back depreciation and amortization and partially offset by the acquisition of equipment and principal payments of the term loan.

In June 2001, we entered into a financing arrangement with Fleet Bank. This financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. The term loan bears interest at a fixed rate of 7.95% per annum and the revolving line of credit is priced at the prime rate. Under our revolving line of credit, we can borrow up to 75% of eligible receivables up to a maximum of $1.5 million. The maximum available to us at September 30, 2002 under the borrowing base formula was $1.5 million. The proceeds of the term loan are intended to be used for acquisitions as well as for product modifications specific to California requirements. The revolving line of credit will be utilized for general working capital needs. We have not used the revolving line of credit from inception through September 30, 2002. We have made principal payments on the $2.5 million term loan and the amount outstanding at September 30, 2002 is $1,875,000.

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

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. If we fail to make any acquisitions our future growth may be limited to only internal growth. As of the date of this Form 10-Q quarterly report, we did not have any agreements or understandings with respect to any material acquisitions, and we cannot give any assurance that we will be able to complete any material acquisitions.


Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in our Form 10-K for the year ended December 31, 2001 under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in this Form 10-Q quarterly report, and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Part II
-------

Item 1.  Legal Proceedings

In the Company's form 10-K for the year ended December 31, 2001, the Company reported it commenced an action against the City of Richmond, in the Supreme Court of the State of New York, County of Suffolk, which action was subsequently removed to the United States District Court for the Eastern District of New York and a complaint filed by Richmond in the Circuit Court for the City of Richmond, Richmond, Virginia. On August 21, 2002, the United States District Court for the Eastern District of New York denied Richmond's motion to dismiss the Company's complaint for lack of personal jurisdiction in New York on the basis of improper venue.

Item 4.  None.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway            Chief Executive Officer         October 23, 2002
----------------------       (Principal Executive Officer)
James L. Conway



/s/Anthony F. Grisanti         Chief Financial Officer         October 23, 2002
----------------------        (Principal Financial and
Anthony F. Grisanti            Accounting Officer)

             CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICERS


James L. Conway does hereby certify that he is the duly elected and incumbent chief executive officer and Anthony F. Grisanti does hereby certify that he is the duly elected and incumbent chief financial officer of Netsmart Technologies, Inc. (the "issuer") and each of them does hereby certify, with respect to the issuer's Form 10-Q for the quarter ended September 30, 2002 (the "report") as follows:

1.       He or she has reviewed the report;

2. Based on his or her knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on his or her knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4. He or she and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, for the issuer and have:

         i. Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

         ii. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

         iii. Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date

5. He or she and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

         i. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. He or she and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         /s/James L. Conway                            /s/Anthony F. Grisanti
         ---------------------------                   ------------------------
         James L. Conway                               Anthony F. Grisanti
         Chief Executive Officer                       Chief Financial Officer