Form 10-Q/A
period 2002-09-30
NETSMART TECHNOLOGIES INC
filed 2002-10-28
CIK 1011028

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

NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway            Chief Executive Officer         October 28, 2002
----------------------       (Principal Executive Officer)
James L. Conway



/s/Anthony F. Grisanti         Chief Financial Officer         October 28, 2002
----------------------        (Principal Financial and
Anthony F. Grisanti            Accounting Officer)

            CERTIFICATIONS OF CHIEF EXECUTIVE AND FINANCIAL OFFICERS

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



/s/James L. Conwy           Chief Executive Officer         October 28, 2002
------------------------    (Principal Executive Officer)
James L. Conway



 /s/Anthony F. Grisanti     Chief Financial Officer         October 28, 2002
------------------------    (Principal Financial and
Anthony F. Grisanti         Accounting Officer)


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


         /s/James L. Conway                         /s/Anthony F. Grisanti
         --------------------------                 ------------------------
         James L. Conway                            Anthony F. Grisanti
         Chief Executive Officer                    Chief Financial Officer