Form 10-Q/A
period 2002-09-30
NETSMART TECHNOLOGIES INC
filed 2002-11-13
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

Amendment No. 2

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

Item 4.  Controls and Procedures

Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the date of this report, and, based on their evaluations, they believe that our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway            Chief Executive Officer         November 13, 2002
----------------------       (Principal Executive Officer)
James L. Conway



/s/Anthony F. Grisanti         Chief Financial Officer         November 13, 2002
----------------------        (Principal Financial and
Anthony F. Grisanti            Accounting Officer)

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



/s/James L. Conwy           Chief Executive Officer         November 13, 2002
------------------------    (Principal Executive Officer)
James L. Conway



 /s/Anthony F. Grisanti     Chief Financial Officer         November 13, 2002
------------------------    (Principal Financial and
Anthony F. Grisanti         Accounting Officer)


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