Form 10-K
period 2002-12-31
NETSMART TECHNOLOGIES INC
filed 2003-03-04
CIK 1011028

NETSMART TECHNOLOGIES, INC.
146 NASSAU AVENUE
ISLIP, NEW YORK 11751

March 3, 2003

Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza

Washington, D.C.  20549

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Netsmart Technologies, Inc. (the "Company") is the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

This filing is being effected by direct transmission to the Commission's EDGAR system.

Very truly yours,

Anthony F. Grisanti
Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

        Securities registered pursuant to Section 12(b) of the Act: ____

           Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class            Outstanding shares as of February 11, 2003
     -------------------            ------------------------------------------
   Common Stock, par value                    3,956,633
    $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_X_  No__

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [ ]        No [X]

As of June 30, 2002, the last day of our second quarter, the aggregate market value of the voting and non-voting common equity held by non affiliates was approximately $7,702,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1.  Business

Introduction

Netsmart Technologies, Inc. develops, markets and supports Web-enabled, Windows-based, thin-client, enterprise-wide, open platform software systems to providers of services in the health and human services market, including mental health clinics, substance abuse clinics, psychiatric hospitals, public health agencies, managed care organizations and correctional facilities. We sell our software products through our wholly owned subsidiary, Creative Socio-Medics Corporation, either on a license or a subscription basis to health care providers and we offer our clients software support under maintenance agreements. The maintenance contracts provide us with a recurring revenue stream.

We believe that we are one of the largest suppliers of practice management systems to the behavioral health market, with over 500 contracts in place, representing approximately 50,000 clinicians, including 24 state agencies and installations in 43 states.

The cost of a new system to customers is typically in the range of $250,000 to $1 million. Governmental agencies such as mental health, mental retardation, child welfare, addiction, correction and public health facilities accounted for approximately 52% of revenue in 2002, with the remainder from private hospitals, smaller clinics, group and sole practitioners.

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

HIPAA
-----
As one of the most established suppliers of practice management solutions to the behavioral health and substance abuse industry, we believe that we can benefit as a result of the Health Insurance Portability and Accountability Act, which is generally known as HIPAA. HIPAA essentially mandates the Health and Human Services department of the U.S. Government to enact standards regarding the standardization, privacy and security of health care information that will begin to take effect in the latter part of 2003.

We believe that this legislation will have the effect of requiring the under-automated health and human services industry to make the leap to install automated systems. We believe that our product suite, in conjunction with products offered by other companies with which we have a marketing arrangement, enables us to offer comprehensive enterprise-wide solutions for all human service providers.

Increased Demand
----------------
As a result of the recent acts of terrorism, the demand for services in the mental health and public health services has increased. Anxiety and fear have gripped many people who are now seeking mental health services. This increased demand puts more pressure on providers to improve the efficiency of care through the use of practice management and clinical systems. We believe that the potential threat of bio terrorism will also put similar pressure on public health agencies to improve their delivery capabilities in much the same way.

Forward - Looking Statements

Statements in this Form 10-K annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K annual report, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

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

Risk Factors

Because we are particularly dependent upon government contracts, our business
-----------------------------------------------------------------------------
may be impaired by policies relating to entitlement programs.
-------------------------------------------------------------

We market our health information systems principally to behavioral health facilities, many of which are operated by government entities and include entitlement programs. During 2002, we generated 52% of our revenue from contracts that are directly or indirectly with government agencies, as compared with 40% in 2001 and 51% in 2000. Government agencies generally have the right to cancel contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our business may be impaired if state agencies reduce this funding.

Changes in government regulation of health care industry may affect the market
------------------------------------------------------------------------------
for our systems.
----------------

Our business is based on providing systems for behavioral and public health organizations in both the public and private sectors. The federal and state governments have adopted numerous regulations relating to the health care industry, including regulations relating to the payments to health care providers for various services, and our systems are designed to provide information based on these requirements. The adoption of new regulations can have a significant effect upon the operations of health care providers, particularly those operated by state agencies. We cannot predict the effect on our business of future regulations by governments and payment practices by government agencies. Furthermore, changes in regulations in the health care field may force us to modify our health information systems to meet any new record-keeping or other requirements. If that happens, we may not be able to generate revenues sufficient to cover the costs of developing the modifications.

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

Because of our size, we may have difficulty competing with larger companies that
--------------------------------------------------------------------------------
offer similar services.
-----------------------

Our customers in the human services market include entitlement programs, managed care organizations and specialty care facilities which have a need for access to information over a distributed data network. The software industry in general, and the health information software business in particular, are highly competitive. Other companies have the staff and resources to develop competitive systems. We may not be able to compete successfully with such competitors. The health information systems business is served by a number of major companies and a larger number of smaller companies. We believe that price competition is a significant factor in our ability to market our health information systems and services, and our inability to offer competitive pricing may impair our ability to market our system.

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

We do not anticipate paying dividends on our common stock.
----------------------------------------------------------

We presently intend to retain future earnings, if any, in order to provide funds for use in the operation and expansion of our business and, accordingly, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We may, however, revisit this policy at any time.

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

Shares may be issued pursuant to options and warrants which may affect the
--------------------------------------------------------------------------
market price of our common stock.
---------------------------------

We may issue stock upon the exercise of options to purchase up to an aggregate 679,702 shares of common stock pursuant to our long-term incentive plans, of which 664,702 were outstanding at December 31, 2002. The exercise of these options and the sale of the underlying shares of common stock may have an adverse effect upon the price of our stock.

We may issue stock upon the exercise of warrants to purchase up to an aggregate of 768,544 shares of common stock pursuant to various agreements, of which were 708,544 were outstanding at December 31, 2002. The exercise of these warrants and the sale of the underlying shares of common stock may have an adverse effect upon the price of our stock.

Health and Human Services Systems and Services

We develop, market and support computer software which enables health and human services healthcare organizations to provide a full range of services in a network computing environment.

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

Our typical license for a health information system ranges from $10,000 to $100,000 for a single facility healthcare organization to $250,000 to $1,000,000 for multi-unit care organizations such as those run by state agencies. Revenue from license fees were approximately $1,753,000, or 7.9% of revenue, for 2002, $747,000, or 4.1% of revenue, for 2001 and $2,603,000, or 12.9% of revenue, for
2000. A customer's purchase order may also include third party hardware or software. Revenue from hardware and third party software accounted for approximately $3,822,000, or 17.3% of revenue, for 2002, $2,390,000, or 13.2% of revenue, for 2001 and $4,158,000, or 20.6% of revenue, for 2000. Revenue from turnkey systems labor accounted for approximately $7,418,000, or 33.5% of revenue, for 2002, $6,568,000, or 36.3% of revenue, for 2001 and $6,502,000, or
32.2% of revenue in 2000.

In addition to our behavioral/public healthcare information systems and related services, we offer processing services to substance abuse facilities and maintain a data center facility at which our personnel perform data entry, data processing and produce operations reports for smaller substance abuse clinics. Our data center revenue was approximately $1,957,000, or 8.9% of revenue, for 2002, $2,042,000, or 11.3% of revenue, for 2001 and $2,263,000, or 11.2% of revenue, for 2000.

Maintenance services have generated increasing revenue and have become a more significant portion of our business since most purchasers of health care information system licenses also purchase maintenance service. Maintenance revenue increases as existing customers purchase additional licenses and new customers purchase their initial software licenses. By agreement with our customers, we provide telephone help services and maintain and upgrade their software. Maintenance contracts may require us to make modifications to meet any new federal and state reporting requirements which become effective during the term of the maintenance contract. We do not maintain the hardware and third party software sold to our customers, but we provide a telephone help line service for certain third party software, which we license to our customers. Our maintenance revenue was approximately $6,247,000, or 28.2% of revenue, for 2002, $5,192,000, or 28.7% of revenue, for 2001 and $3,521,000, or 17.5% of revenue, for 2000. Our small systems revenue was approximately $929,000, or 4.2% of revenue, for 2002, $1,180,000, or 6.5% of revenue, for 2001 and $1,124,000, or
5.6% of revenue, for 2000.

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

* Methadone Clinical System: Pursuant to a joint marketing agreement with Mallinckrodt Pharmaceutical Specialties, a division of Mallinckrodt Inc., we offer a solution for dispensing, admissions and medical records, counselor and reception/security specifically for methadone clinics. We can integrate Methadone Clinical System with our other behavioral health products.

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

Many long-term behavioral/public healthcare facilities are operated by government entities and include those operated as part of entitlement programs. During the years ended December 31, 2002, 2001 and 2000, approximately 52%, 40% and 51%, respectively, of revenue was generated from contracts with government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract for its convenience, although we have not experienced a termination for convenience in the last five years.

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

In order to remain competitive, the health and human services health delivery networks need detailed clinical and management information systems that enable providers within the networks to maintain a broad scope of accurate medical and financial information, manage costs and deliver quality care efficiently. In addition, the need to upgrade existing systems to meet the increased demand for data processing needs of managed care and regulatory oversight has also resulted in an increased demand for behavioral/public healthcare information technology. These data processing needs include analysis of patient assessments, maintenance of patient records, administration of patient treatment plans and the overall coordination of patient case management.

We coordinate our marketing effort with the state agencies and other major users of our systems. Our state agency clients formed a User Group Association, presently consisting of state organizations or agencies from 26 states. The association's members work with us to assess and determine future requirements in both patient managed care coordination and regulatory reporting.

No customer accounted for 10% or more of our revenue in 2002, 2001 and 2000.

We had a backlog of orders, including ongoing maintenance and data center contracts for our behavioral health information systems of $25.3 million at December 31, 2002 and $16.5 million at December 31, 2001. A substantial amount of the 2002 backlog is expected to be filled during 2003.

Product Development

We incurred product development costs relating to our health and human services information systems of approximately $1,318,000 in 2002, $1,335,000 in 2001 and $1,360,000 in 2000, all of which was company-sponsored. In 2001, we incurred capitalized software development costs of approximately $167,000 associated with our acquisition of software products from Advanced Institutional Management Software, Inc. In 2000, we incurred capitalized software development costs of approximately $219,000 in connection with the development of our web portal services and application service provider solutions for healthcare providers. During 2000, we also incurred capitalized software development costs of $334,000 associated with our acquisition of the Connex suite of managed care and employee assistance program information systems. Included in these costs is $100,000 of valued assigned to the 15,528 shares of our common stock which we issued to acquire the Connex suite.

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

We have an established customer base of more than 500 clients nationwide, including substantial private and government providers of healthcare services. These 500 contracts represent approximately 50,000 clinicians, including 26 state agencies and installations in 43 states.

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

Employees

As of December 31, 2002, we had 145 employees, including 4 executive, 11 sales and marketing, 121 technical and 9 clerical and administrative employees.

Executive Officers

        Information concerning our executive officers is included in Item 11, Directors and Executive Officers for the Registrant.

Item 2.   Property

We lease office space at the following locations:

Location                 Purpose     Space        Annual Rental      Expiration
--------                 -------     -----        -------------      ----------

146 Nassau Avenue        Executive   18,000       $327,000, plus 4%   12/31/03
Islip, New York          offices     square feet  annual increases


1335 Dublin Road         Offices     3,500        $56,000             11/30/03
Columbus, Ohio                       square feet


5120 Shoreham Place      Offices     2,800        $72,000             07/31/05
San Diego, California                square feet

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

The Company is involved in other litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 9, 2003, we held a special meeting of stockholders.

The following proposals were approved as follows:

                            Votes For  Votes Against  Abstain   Broker Non-Votes

Amendment to the 2001
Long Term Incentive Plan    1,605,099     106,583      9,189      1,810,906

Approval of the selection
of Marcum & Kliegman LLP
as independent auditors
for 2002                    3,481,645       3,666      7,621         38,845

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on The Nasdaq SmallCap Market under the symbol NTST. Set forth below is the reported high and low sales prices of our Common Stock for each quarterly period during 2002 and 2001.

        Quarter Ended                            High               Low
        -------------                            ----               ---

        March 31, 2002                           3.45               2.40
        June 30, 2002                            2.89               2.08
        September 30, 2002                       4.60               1.70
        December 31, 2002                        7.03               4.10

        March 31, 2001                           2.84               2.08
        June 30, 2001                            2.27               2.06
        September 30, 2001                       2.11               1.68
        December 31, 2001                        3.06               1.69


As of December 31, 2002, there were approximately 2,310 beneficial owners of our common stock. The closing price of our common stock was $4.68 per share on February 10, 2003. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have not paid any cash dividends to the holders of our common stock since our organization.

During 2002, the Company issued warrants to purchase 200,000 shares in connection with a financial advisory agreement whereby the Company will pay consulting fees in addition to the issuance of warrants. These warrants, which expire over various times ranging from one to two years, were valued at $.24 per warrant, which represented the costs of the services based upon the contractual agreement. Either party may terminate the agreement. The warrants have the following exercise price, vesting dates and expiration date for the number of shares set forth below:

    Shares          Exercise Price     Vesting Date            Expiration Date
    ------          --------------     ------------            ---------------

    50,000            $2.70            April 10, 2002          March 31, 2003
    30,000            $4.00            June 1, 2002            May 31, 2003
    30,000            $5.00            September 1, 2002       February 28, 2004
    30,000            $6.00            November 1, 2002        April 30, 2004
    30,000            $7.00            January 1, 2003         December 31, 2004
    30,000            $8.00            February 28, 2003       January 31, 2005


The issuance of the foregoing securities is exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, or Regulation D of the Securities and Exchange Commission thereunder.


                      Equity Compensation Plan Information
                      ------------------------------------

The following table sets forth information relating to our compensation plans as of December 31, 2002.


                                                                                   Number of securities
                                                                                   --------------------
                                                                                   remaining available for
                                                                                   -----------------------
                                                                                   future issuance under
                                                                                   ---------------------
                             Number of securities to    Weighted-average           equity compensation
                             ------------------------   -----------------          -------------------
                             be issued upon exercise    exercise price of          plans (excluding
                             ------------------------   ------------------         ----------------
                             of outstanding options,    outstanding options,       securities reflected in
                             ------------------------   ---------------------      -----------------------
Plan Category                warrants and rights        warrants and rights        column (a)
-------------                -------------------        -------------------        ----------
                                        (a)                        (b)                        (c)
Equity compensation plans
approved by security
holders                             589,702                 $1.739                     15,000
Equity compensation plans
not approved by security
holders                             843,544                 $8.931                        --
                                 ----------                 ------                     -------
Total                             1,433,246                  $5.97                      15,000

Certain warrants issued pursuant to an equity compensation plan which was not approved by the stockholders were issued pursuant to the financial advisory agreement described above in this Item 5.

In addition to the options available for grant in equity compensation plans that were approved by the stockholders, in January 2003, at a special meeting of stockholders, the stockholders approved an increase of 370,000 in the number of shares of common stock issuable pursuant to our 2001 Long-Term Incentive Plan, of which options to purchase 217,500 shares were granted on January 27, 2003.



Item 6.  Selected Financial Data

The selected consolidated financial data set forth below for the five years in the period ended December 31, 2002 has been derived from the company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                                                        Year Ended December 31,
                                                        -----------------------
                                      2002         2001          2000         1999        1998
                                      ----         ----          ----         ----        ----
                                                   (in thousands except per share data)
Selected Statements
  of Operations Data:

Revenue                             $22,126      $ 18,119      $ 20,171     $ 21,252     $ 13,165

Income from Continuing
  Operations before interest
   and other financing costs          1,095           399         2,141        1,895          759

Income (Loss) from Discontinued
  Operations                            --            --             70          180         (217)

Net Income                            1,195(1)        315         2,386(2)     1,825          196

Per Share Data - Diluted:
  Continuing Operations                 .29           .08           .61          .47          .12
  Discontinued Operations               --            --            .02          .05         (.08)
  Net Income (loss)                     .29           .08           .63          .52          .04

Weighted average number
  of shares outstanding               4,153         3,872         3,771        3,516        2,865

Selected Balance
  Sheet Data:
  Working Capital                     9,656         7,903         5,858        2,012           10

Total Assets                         22,275        18,007        15,301       13,972       10,289

Long Term Debt
  Including Current Portion           1,750         2,250           --           --           --

Total Liabilities                    10,968         8,060         5,997        8,617        7,005

Accumulated Deficit                  (9,376)      (10,571)      (10,886)     (13,272)     (15,097)

Stockholders' Equity                 11,306         9,948         9,303        5,355        3,284


----------
(1) Includes benefit of net operating loss in the amount of $400,000.

(2) Includes benefit of net operating loss in the amount of $494,000.

    All per share infomration has been retroactively adjusted for the one-for-three reverse stock split which became effective September 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

A significant portion of our revenue is derived from fixed price software development contracts and licenses. We principally recognize this revenue on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. The largest component of our revenue is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue could be affected.

Years Ended December 31, 2002 and 2001

Our revenue for 2002 was $22,126,000, an increase of $4,007,000, or 22%, from our revenue for 2001, which was $18,119,000. The largest component of revenue was turnkey systems labor revenue, which increased to $7,418,000 in 2002, from $6,568,000 in 2001, reflecting a 13% increase. This increase was substantially the result of an increase in spending for the information systems in the human services marketplace and our ability to provide the staff necessary to generate additional revenue. Revenue from third party hardware and software increased to $3,822,000 in 2002, from $2,390,000 in 2001, which represents an increase of 60%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. The data center (service bureau) revenue decreased to $1,957,000 in 2002, from $2,042,000 in 2001, reflecting a decrease of 4%. This decrease was the result of work performed for one particular client during 2001. License revenue increased to $1,753,000 in 2002, from $747,000 in 2001, reflecting an increase of 135%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase was substantially the result of an increase in spending for information systems in the human services marketplace. Maintenance revenue increased to $6,247,000 in 2002, from $5,192,000 in 2001, reflecting an increase of 20%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased to $929,000 in 2002, from $1,180,000 in 2001, reflecting a decrease of 21%. We are experiencing a decline in small turnkey systems as a result of a redirection of our sales efforts to larger turnkey sales.

Revenue from contracts from government agencies represented 52% of revenue in 2002 and 40% of revenue in 2001. This reflects an increase in new government contracts.

Gross profit increased to $7,582,000 in 2002 from $6,118,000 in 2001, reflecting an increase of 24%. Our gross margin percentage remained constant at 34%. Although license and maintenance revenue, which are highly margined revenue components, increased in 2002, our gross margin percentage did not increase. This is because the mix of our revenue components for 2002 included a larger amount of third party hardware and software revenue than 2001. Our third party hardware and software revenue yields margins significantly less than our margins from human services revenue.

Selling, general and administrative expenses were $5,168,000 in 2002, reflecting an increase of 18% from the $4,384,000 in 2001. This increase was substantially in the area of general insurance, investor relations and provisions for bonuses.

We incurred product development expenses of $1,318,000 in 2002, a decrease of 1% from the $1,335,000 in 2001. During 2002, we continued to invest in improved functionality and technology in our products, but at a lesser extent than in 2001.

Interest and other expenses was $262,000 in 2002, an increase of $75,000, or 40%, from the $187,000 in 2001. This increase was substantially the result of interest associated with the $2,500,000 term loan, which we made in June 2001 and an other than temporary decline in the value of a security.

Interest and other income consisted of interest income of $46,000 in 2002 and interest income of $42,000 and other income of $30,000 in 2001. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan.

We have a net operating loss tax carry forward of approximately $9 million. In 2002, we recorded current income tax expense of $84,000, which related to various state and local taxes. In addition, we recognized a partial deferred tax benefit in the amount of $400,000 principally related to our net operating loss carry forward. In 2001 we recorded an income tax benefit of $31,000. This benefit was based upon an overaccrual of state and federal taxes in 2000 as well as the recognition of an additional $6,000 benefit of our operating loss carry forward.

As a result of the foregoing factors, in 2002, we had a net income of $1,195,000, or $.32 per share (basic) and $.29 per share (diluted). For 2001, we had net income of $315,000, or $.09 per share (basic) and $.08 per share (diluted).

Years Ended December 31, 2001 and 2000

Our revenue for 2001 was $18,119,000, a decrease of $2,052,000, or 10%, from our revenue for 2000, which was $20,171,000. The largest component of revenue was turnkey systems labor revenue, which increased to $6,568,000 in 2001, from $6,502,000 in 2000, reflecting a 1% increase. Although there was a general decline in the sales of turnkey systems, due to an industry wide slowdown in information technology purchasing activity, we were able to generate additional labor revenue for customization and enhancements services for our existing client base. Revenue from third party hardware and software decreased to $2,390,000 in 2001, from $4,158,000 in 2000, which represents a decrease of 43%. Sales of third party hardware and software are made in connection with the sales of turnkey systems and were affected by the decline in the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. The data center (service bureau) revenue decreased to $2,042,000 in 2001, from $2,263,000 in 2000, reflecting a decrease of 10%. This decrease is substantially the result of work performed for one particular client during 2000 as well as a smaller client base during 2001. License revenue decreased to $747,000 in 2001, from $2,603,000 in 2000, reflecting a decrease of 71%. License revenue is generated as part of a sale of a human services health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance and is affected by the decline in revenue from turnkey systems. Maintenance revenue increased to $5,192,000 in 2001, from $3,521,000 in 2000, reflecting an increase of 48%. As turnkey systems are completed, they are transitioned to the maintenance division. Included in 2001 is $935,000 of maintenance revenue related to contracts for AIMS software. We acquired the rights to the AIMS software, including its installed customer base, in May 2001. Revenue from the sales of our small turnkey division increased to $1,180,000 in 2001, from $1,124,000 in 2000, reflecting an increase of 5%.

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

We have a net operating loss tax carry forward of approximately $11 million. In 2001 we recorded an income tax benefit of $31,000. This benefit was based upon an overaccrual of state and federal taxes in 2000. In 2000, we provided for income taxes in the amount of $157,000. The 2000 provision was based upon federal alternative minimum tax calculations as well as for certain state taxes. In addition, we recognized a partial tax benefit in the amount of $494,000 principally related to our net operating loss carry forwards. We recognized an additional $6,000 benefit of our operating loss carry forwards in 2001.

As a result of the foregoing factors, in 2001, we had a net income of $315,000, or $.09 per share (basic) and $.08 per share (diluted). For 2000, we had net income of $2,386,000, or $.71 per share (basic) and $.63 per share (diluted).

Liquidity and Capital Resources

We had working capital of $9.7 million at December 31, 2002 as compared to working capital of $7.9 million at December 31, 2001. The increase in working capital was substantially the result of our net income after adding back depreciation and amortization and partially offset by the acquisition of equipment.

In June 2001, we entered into a financing arrangement with Fleet Bank. This financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. The term loan bears interest at a fixed rate of 7.95% per annum and the revolving line of credit is priced at the prime rate. Under our revolving line of credit, we can borrow up to 75% of eligible receivables up to a maximum of $1.5 million. The maximum available to us at December 31, 2002 under the borrowing base formula was $1.5 million. The proceeds of the term loan are designated for acquisitions as well as for product enhancements specific to California requirements. The revolving line of credit is available for general working capital needs. We did not use the revolving line of credit from inception through December 31, 2002. We have made principal payments on the $2.5 million term loan and the amount outstanding at December 31, 2002 is $1.75 million.

Based on our outstanding contracts and our continuing business, we believe that our cash flow from operations, the availability under our financing agreement and our cash on hand will be sufficient to enable us to continue to operate without additional funding. It is possible that we may need additional funding if we go forward with certain acquisitions or if our business does not develop as we anticipate or if our expenses, including our software development costs relating to our expansion of our product line and our marketing costs for seeking to expand the market for our products and services to include smaller clinics and facilities and sole group practitioners exceed our expectation.

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

Forward-Looking Statements

Statements in this Form 10-K annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K annual report, including the risks described under "Risk Factors" and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

                           Netsmart Technologies, Inc.
                                Quarterly Summary
                                    Unaudited

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2002 and 2001. All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The operating results for any quarter are not necessary indicative of the results for any future period.

In thousands, except per share data amounts

                              1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                              -----------  -----------  -----------  -----------
               2002 (a)

Total revenue                 $  4,830      $  5,447    $  6,044      $  5,805
Gross profit                     1,685         1,843       1,880         2,174
Net income                         103           142         202           748

Per share amounts:
  Net earnings - Basic:       $    .03      $    .04    $    .05      $    .19
                              ========      ========    ========      ========

Net earnings - Diluted:       $    .03      $    .04    $    .05      $    .18
                              ========      ========    ========      ========

               2001

Total revenue                 $  4,575      $  4,665    $  4,575      $  4,304
Gross profit                     1,482         1,577       1,486         1,573
Net income                          65            70          50           130

Per share amounts:
  Net earnings - Basic:       $   0.02      $   0.02    $   0.01      $   0.04
                              ========      ========    ========      ========

  Net earnings - Diluted:     $   0.02      $   0.02    $   0.01      $   0.03
                              ========      ========    ========      ========

(a) Includes the benefit of a net operating loss in the amount of $400 in the fourth quarter of 2002.

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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

On May 7, 2002, the audit committee of the board of directors recommended, and the board of directors approved, the dismissal of Eisner LLP (formerly Richard
A. Eisner & Company, LLP), as our independent public accountants and the selection of Marcum & Kliegman LLP to serve as our independent public accountant for the year ending December 31, 2002. The selection of Marcum & Kliegman LLP was approved by our stockholders.

At no time since its engagement has Marcum & Kliegman LLP had any direct or indirect financial interest in or any connection with the Registrant or any of its subsidiaries other than as independent accountants.

The Company's financial statements for the years ended December 31, 2001 and 2000 were audited by Eisner LLP, whose report on such financial statements did not include any qualification, disclaimer, modification or explanatory paragraph. There were no disagreements with Eisner LLP during the years ended December 31, 2001 or 2000 or during the period subsequent to December 31, 2001 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant.

Our directors and executive officers are as follows:

Name                       Age  Position
----                       ---  --------

James L. Conway            55   Chief executive officer and director
Gerald O. Koop             64   President and director
Anthony F. Grisanti        53   Chief financial officer, treasurer and secretary
John F. Phillips           65   Vice president and director
Joseph G. Sicinski(1&2)    70   Director
Edward D. Bright           66   Chairman of the board and director
Francis J. Calcagno(1&2)   53   Director
John S.T. Gallagher(1&2)   72   Director

----------
(1)     Member of the compensation committee.
(2)     Member of the audit committee.


        Mr. James L. Conway has been our chief executive office since April 1998, a director since January 1996 and president from January 1996 until January 2001. From 1993 until April 1998, he was president of a Long Island based manufacturer of specialty vending equipment for postal, telecommunication and other industries. He was previously vice president and treasurer of ITT Credit Corporation.

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

        During 2002, the following were late filings:

        John Phillips - 38 days late for a filing due December 10, 2002 and 36 days late for a filing due December 12, 2002.

        Our board of directors has two committees - the audit committee and the compensation committee.

        The audit committee consists of three independent directors, Messrs. Francis J. Calcagno, who is chairman of the committee, John S.T. Gallagher and Joseph G. Sicinski. The responsibilities of the audit committee is to oversee our financial reporting process, report the results of its activities to the board, approve the selection of the independent auditors, review our periodic filings with the independent auditors prior to filing, and review and respond to any matters raised by the independent auditors in their management letter. The board of directors has determined that at least one member of the audit committee, Mr. Calcagno, is an audit committee financial expert. Mr. Calcagno is an independent director as defined in the rule of the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

        The compensation committee, which is composed of Messrs. Calcagno, Gallagher and Sicinski, serves as the stock option committee for our stock option plans and the employee stock purchase plan, and it reviews and approves any employment agreements with management and changes in compensation for our executive officers.

        Excluding actions by unanimous written consent, during 2002, the board of directors held two meetings, the compensation committee held one meeting, and the audit committee held four meetings. The audit committee met with our independent accountants and chief financial officer prior to filing of this Form 10-K annual report to review the 2002 audited financial statements with the independent auditors. During 2002, all of our directors attended at least 80% of the meetings of the board and any committee of which they are members.

        We pay a monthly fee of $1,250 to Mr. Calcagno, $750 to Mr. Sicinski and $2,000 to Mr. Gallagher and we pay the chairman of the board a monthly fee of $1,500.

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

Item 11.       Executive Compensation.

        Set forth below is information with respect to compensation paid or accrued by us for 2002, 2001 and 2000 to our chief executive officer and to each of our other officers whose salary and bonus for 2002 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                           Annual               Long-Term
                                           ------               ---------
                                         Compensation           Compensation
                                         ------------           ------------
                                                                (Awards)
                                                                --------
                                                                Options, SARs
                                                                -------------
Name and Principal Position      Year     Salary     Bonus      (Number)
---------------------------      ----     ------     -----      --------
James L. Conway, CEO             2002    $193,151   $120,000            20,000
                                 2001     182,239     61,261               --
                                 2000     177,120    102,515            21,000
Gerald O. Koop, president        2002     170,807    170,408            20,000
                                 2001     160,959     97,874               --
                                 2000     156,480    139,269            21,000
John F. Phillips, vice           2002     170,807     60,000            15,000
president                        2001     160,959     41,041               --
                                 2000     156,480     83,973            18,750
Anthony F. Grisanti, chief       2002     148,463    106,000            16,000
financial officer                2001     139,679     65,821               --
                                 2000     135,840    104,656            18,750

The bonuses for Mr. Koop includes accrued commissions of $165,408 for 2002, $82,874 for 2001 and $94,568 for 2000. These commissions will be paid in installments through 2003.

        In January 2001, we entered into employment agreements with Messrs. James L. Conway, John F. Phillips, Gerald O. Koop and Anthony F. Grisanti for a term of three years for Messrs. Conway and Grisanti and two years for Messrs. Koop and Phillips. We believe that these officers are vital to our business. Each of the officers has the right to extend the term for an additional year. Following termination of the employment term, or earlier at the discretion of the officer, each of the officers has the right to continue as a part-time consultant for a term of five years for annual compensation of $75,000. Pursuant to these employment agreements, these officers received the following salaries in 2002: Mr. Conway - $178,751, Mr. Koop - $156,407, Mr. Phillips - $156,407,
and Mr. Grisanti - $134,063. The agreements provide for annual increases associated with cost of living indexes. The agreements provide that the executives are eligible to participate in a bonus pool to be determined annually by the board, based on the executive's performance. The agreements also provide each of these officers with an automobile allowance, which is included under "Salary", and insurance benefits. In the event of the officer's dismissal or resignation or a material change in his duties or in the event of a termination of employment by the executive or by us as a result of a change of control, the officer may receive severance payments of between 30 and 36 months' compensation.

Option Exercises and Outstanding Options

        The following table sets forth information concerning the exercise of options during the year ended December 31, 2002 and the year-end value of options held by our officers named in the Summary Compensation Table. No stock appreciation rights have been granted.


Aggregate  Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value
                (All options were fully exercisable at year end)



                                               Number of
                                               Securities        Value of
                                               Underlying        Unexercised
                      Shares                   Unexercised       In-the-Money
                      Acquired       Value     Options at        Options at
        Name          Upon Exercise  Realized  Fiscal Year End   Fiscal Year End
        ----          -------------  --------  ---------------   ---------------

James L. Conway            21,000     $62,769       68,250           $ 43,380
Gerald O. Koop             21,000     $62,769      100,000            321,900
John F. Phillips           30,000    $140,100       83,750            269,591
Anthony F. Grisanti         5,052     $18,339       34,750             88,310


        The determination of "in the money" options at December 31, 2002, is based on the closing price of the common stock on the Nasdaq SmallCap Market on December 31, 2002, which was $4.67 per share.

        The options held by Mr. Conway include warrants, exercisable at $12.00 per share, held by Mr. Conway (34,000 shares) and Mr. Conway's wife (14,250 shares). Mr. Conway disclaims beneficial interest in securities held by his wife. These warrants are scheduled to expire on April 30, 2003, unless they are extended by the Company.

        Information relating to securities issued under equity compensation plans is disclosed in response to "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

        Set forth below is information as of January 1, 2003, as to each person owning of record or known by us, based on information provided to us by the persons named below and filings with the Securities and Exchange Commission, to own beneficially at least 5% of our common stock, each director, each officer listed in the Summary Compensation Table and all officers and directors as a group.

                                                              Percent of
                                                              ----------
                                                              Outstanding Common
                                                              ------------------
Name and Address                              Shares          Stock
----------------                              ------          -----

John F. Phillips                              221,427            5.5%
146 Nassau Avenue
Islip, New York 11751
Edward D. Bright                              198,172            4.9%
Gerald O. Koop                                179,665            4.4%
James L. Conway                               178,717            4.4%
Anthony F. Grisanti                           134,815            3.4%
Joseph G. Sicinski                             25,000             *
Francis J. Calcagno                             5,000             *
John S.T. Gallagher                            20,000             *
All directors and officers as a               962,796           22.0%
group (seven individuals)

-------------
*       Less than 1%.

        Except as set forth in the following paragraphs, each person has the sole voting and sole investment power and direct beneficial ownership of the shares. Each person is deemed to beneficially own shares of common stock issuable upon exercise of options or warrants which are exercisable on or within 60 days after the date as of which the information is provided.

        The number of shares owned by our directors and officers shown in the table includes shares of common stock which are issuable upon exercise of options and warrants that are exercisable at December 31, 2002 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options and warrants for each of our directors and the officers named in the Summary Compensation Table.

          Name                                           Number
          ----                                           ------
          John F. Phillips                               83,750
          Edward D. Bright                               96,250
          Gerald O. Koop                                100,000
          James L. Conway                                68,250
          Anthony F. Grisanti                            34,750
          All officers and directors as a group         413,000

        The options and warrants held by Mr. Conway include warrants, exercisable at $12.00 per share, to purchase 34,000 held by Mr. Conway and 14,250 shares held by Mr. Conway's wife, as to which he disclaims beneficial ownership. These warrants are scheduled to expire on April 30, 2003.

Item 13.       Certain Relationships and Related Transactions.

        In August 2001, we entered into an exclusive investment banking agreement Dominick & Dominick, Inc., of which Mr. Francis J. Calcagno, one of our directors, is a senior managing director. Mr. Calcagno was not a director at the time we entered into this agreement with Dominck & Dominick. Dominick & Dominick holds warrants to purchase 100,000 shares of common stock at an exercise price of $5.45 per share. These warrants were issued pursuant to a nonexclusive investment banking agreement dated September 8, 1999. During 2002, this non exclusive investment banking agreement was terminated.

        We entered into a consulting agreement with Mr. Bright dated January 1, 2001, pursuant to which Mr. Bright is to devote 50% of his time to our business for a period of two years, with Mr. Bright having the right to extend the term for an additional year. Following the completion of the term, or earlier at the discretion of Mr. Bright, Mr. Bright continues as a consultant for an additional five years. Mr. Bright receives compensation at the annual rate of $75,000 during the consulting term, and we provide him with an automobile allowance and insurance benefits. Mr. Bright is eligible, at the discretion of the board, to participate in a bonus pool which may be established by the board. In the event that Mr. Bright's consultant relationship is terminated as a result of a change of control, we are to pay him as severance pay between 30 and 36 months compensation. We paid Mr. Bright total compensation of $87,000 for 2002, in addition to a bonus of $5,000.

Item 14.       Controls and Procedures

Within the 90-day period prior to the filing of this annual report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                  Sarbanes-Oxley Act Section 302 Certifications
                  ---------------------------------------------

I, James L. Conway certify that:

1. I have reviewed this annual report on Form 10-K of Netsmart Technologies, Inc. ("NTST");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of NTST as of, and for, the periods presented in this annual report;

4. NTST's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NTST and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to NTST, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of NTST's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. NTST's other certifying officer and I have disclosed, based on our most recent evaluation, to NTST's auditors and the audit committee of NTST's board of directors:

        a. all significant deficiencies n the design or operation of internal controls which could adversely affect NTST's ability to record, process, summarize and report financial data and have identified for NTST's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in NTST's internal controls; and

6. NTST's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 21, 2003

By:  /s/ James L. Conway
     ------------------
James L. Conway

Chief Executive Officer

I, Anthony F. Grisanti certify that:

1. I have reviewed this annual report on Form 10-K of Netsmart Technologies, Inc. ("NTST");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of NTST as of, and for, the periods presented in this annual report;

4. NTST's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NTST and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to NTST, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of NTST's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. NTST's other certifying officer and I have disclosed, based on our most recent evaluation, to NTST's auditors and the audit committee of NTST's board of directors:

        a. all significant deficiencies n the design or operation of internal controls which could adversely affect NTST's ability to record, process, summarize and report financial data and have identified for NTST's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in NTST's internal controls; and

6. NTST's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 21, 2003

By:  /s/ Anthony F. Grisanti
     -----------------------
Anthony F. Grisanti

Chief Financial Officer

                  Sarbanes-Oxley Act Section 906 Certifications
                  ---------------------------------------------

In connection with this annual report on Form 10-K of Netsmart Technologies, Inc., for the period ended December 31, 2002, I James L. Conway, Chief Executive Officer of Netsmart Technologies, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-K for the period ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-K for the period ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Netsmart Technologies, Inc.

Date:  February 21, 2003

By:  /s/ James L. Conway
     -------------------
James L. Conway

Chief Executive Officer

In connection with this annual report on Form 10-K of Netsmart Technologies, Inc. for the period ended December 31, 2002, I, Anthony F. Grisanti, Chief Financial Officer of Netsmart Technologies, Inc., hereby certify pursuant to 18 U.S.C.ss. 1350, as adopted pursuant toss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-K for the period ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-K for the period ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Netsmart Technologies, Inc.

Date:  February 21, 2003

By:  /s/Anthony F. Grisanti
     ----------------------
Anthony F. Grisanti

Chief Financial Officer

                                     Part IV

Item 15.       Exhibits, Financial Statements Schedules and Reports on Form 8-K.

1.             Financial Statements
               Report of Marcum & Kliegman LLP
               Report of Eisner LLP

               Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000
               Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
               Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
               Notes to Consolidated Financial Statements

2.             Financial Statement Schedules None
               None

3.             Reports on Form 8-K None
               None

4.             Exhibits

               3.1(1)   Restated Certificate of Incorporation, as amended
               3.2(1)   By-Laws
               10.1(2)  Employment  Agreement  dated January 1, 2001,  between the  Registrant  and James L. Conway.
               10.2(2)  Employment  Agreement  dated January 1, 2001,  between the  Registrant  and John F. Phillips.
               10.3(2)  Employment  Agreement  dated January 1, 2001,  between the  Registrant  and Gerald O. Koop.
               10.4(2)  Employment  Agreement  dated January 1, 2001,  between the  Registrant  and Anthony F. Grisanti.
               10.5(2)  Consulting  Agreement  dated January 1, 2001,  between the  Registrant  and Edward D. Bright
               10.6(1)  1993 Long-Term Incentive Plan.
               10.7(3)  1998 Long-Term Incentive Plan.
               10.8(4)  1999 Long-Term Incentive Plan.
               10.9(5)  2001 Long-Term Incentive Plan.
               10.10(4) 1999 Employee Stock Purchase Plan
               10.11(2) Agreement dated June 1, 2001, between the Registrant and
                        Fleet Bank.
               21.1(2)  Subsidiaries of the Registrant.
               23.1     Independent Auditors' Consent
               25.1     Powers of attorney (See Signature Page)

----------
(1) Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Form 10K annual report for the year ended December 31, 2001 and incorporated herein.

(3) Filed as an appendix to the Registrant's proxy statement dated September 30, 1999, relating to its 1999 Annual Meeting of Stockholders and incorporated herein by reference.

(4) Filed as an appendix to the Registrant's proxy statement dated November 9, 2000, relating to its 2000 Annual Meeting of Stockholders and incorporated herein by reference.

(5) Filed as an appendix to the Registrant's proxy statement dated November 14, 2002, relating to its 2002 Special Meeting of Stockholders held on January 9, 2003 and incorporated herein by reference.

                           NETSMART TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

                                                                   Page to Page
                                                                   ------------

Independent Auditors' Report - Marcum & Kliegman LLP...............F-3

Independent Auditors' Report - Eisner, LLP.........................F-4

Consolidated Balance Sheets........................................F-5......F-6

Consolidated Statements of Income..................................F-7......F-8

Consolidated Statements of Stockholders' Equity....................F-9

Consolidated Statements of Cash Flows..............................F-10.....F-12

Notes to Consolidated Financial Statements ........................F-13.....F-30


                              . . . . . . . . . . .

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Netsmart Technologies, Inc.

          We have audited the accompanying consolidated balance sheet of Netsmart Technologies, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsmart Technologies, Inc. and its subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/*
---------------------
Marcum & Kliegman LLP

Woodbury, New York
February 3, 2003

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Netsmart Technologies, Inc.

          We have audited the accompanying consolidated balance sheet of Netsmart Technologies, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Netsmart Technologies, Inc. and its subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/*
--------------
Eisner LLP
(formerly Richard A. Eisner & Company LLP)

New York, New York
February 15, 2002

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           December 31,
                                                    2002                2001
                                                    ----                ----
Assets:

Current Assets:

    Cash and Cash Equivalents                    $  7,251,740       $ 3,837,226
    Accounts Receivable - Net                       7,058,855         5,876,970
    Costs and Estimated Profits in Excess
     of Interim Billings                            3,857,522         3,783,356
    Deferred taxes                                    900,000           500,000
    Other Current Assets                              196,577           128,232
                                                  -----------        ----------

    Total Current Assets                           19,264,694        14,125,784
                                                  -----------        ----------

Property and Equipment - Net                          364,306           366,356
                                                  -----------        ----------

Other Assets:

    Software Development Costs - Net                  382,387           686,301
    Customer Lists - Net                            2,141,855         2,618,145
    Other Assets                                      121,419           210,787
                                                  -----------        ----------

    Total Other Assets                              2,645,661         3,515,233
                                                  -----------        ----------

Total Assets                                     $22,274,661        $18,007,373
                                                  ==========         ==========

See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    December 31,

                                                               2002             2001
                                                               ----             ----

Liabilities and Stockholders' Equity:
Current Liabilities:
    Current Portion - Long Term Debt                    $    500,000         $    500,000
    Current Portion Capital Lease Obligations                  9,886               28,905
    Accounts Payable                                       1,166,145              688,682
    Accrued Expenses                                         922,417              359,908
    Interim Billings in Excess of Costs and Estimated
     Profits                                               5,914,970            3,959,230
    Deferred Revenue                                       1,095,412              685,569
                                                        ------------          -----------

    Total Current Liabilities                              9,608,830            6,222,294
                                                        ------------          -----------

    Capital Lease Obligations - Less current portion           1,864               12,519
    Long Term Debt - Less current portion                  1,250,012            1,750,004
    Interest Rate Swap at Fair Value                         107,713               74,875
                                                        ------------          -----------

    Total Non Current Liabilities                          1,359,589            1,837,398
                                                        ------------          -----------

Commitments and Contingencies

Stockholders' Equity:
    Preferred Stock - $.01 Par Value, 3,000,000
     Shares Authorized; None issued and outstanding              --                   --

    Common Stock - $.01 Par Value; Authorized
     15,000,000 Shares; Issued 4,046,430 shares
     at December 31, 2002, 3,719,247 shares at
     December 31, 2001                                        40,464               37,192

    Additional Paid in Capital                            21,411,777           20,856,166
    Unearned Compensation                                    (14,400)                 --
    Accumulated Comprehensive loss - Interest Rate Swap     (107,713)             (74,875)
    Accumulated Deficit                                   (9,375,774)         (10,570,992)
                                                          ----------           ----------
                                                          11,954,354           10,247,491

    Less:  cost of shares of Common Stock held
     in treasury - 89,797 at December 31, 2002 and
     28,038 shares at December 31, 2001                      648,112              299,810
                                                          ----------           ----------

    Total Stockholders' Equity                            11,306,242            9,947,681
                                                          ----------           ----------

Total Liabilities and Stockholders' Equity               $22,274,661         $ 18,007,373
                                                          ==========           ==========

See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                Year ended December 31,

                                            2002          2001          2000
                                            ----          ----          ----

Revenues:
  Software and Related
    Systems and Services:
    General                             $13,921,449   $10,885,337   $14,387,256
    Maintenance Contract
      Services                            6,247,336     5,191,986     3,520,717
                                         ----------    ----------    ----------
    Total Software and Related
      Systems and Services               20,168,785    16,077,323    17,907,973

  Data Center Services                    1,957,392     2,042,098     2,262,676
                                         ----------    ----------    ----------

  Total Revenues                         22,126,177    18,119,421    20,170,649
                                         ----------    ----------    ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                              10,184,637     7,367,949     8,645,275
    Maintenance Contract
      Services                            3,348,217     3,614,336     2,285,663
                                         ----------    ----------    ----------

  Total Software and Related
    Systems and Services                 13,532,854    10,982,285    10,930,938

  Data Center Services                    1,011,602     1,018,950     1,024,523
                                         ----------    ----------    ----------

  Total Cost of Revenues                 14,544,456    12,001,235    11,955,461
                                         ----------    ----------    ----------

Gross Profit                              7,581,721     6,118,186     8,215,188
                                         ----------    ----------    ----------

Selling, General and
  Administrative Expenses                 5,168,184     4,384,291     4,714,829
Research and Development                  1,318,124     1,334,577     1,359,781
                                         ----------    ----------    ----------

  Total                                   6,486,308     5,718,868     6,074,610
                                         ----------    ----------    ----------

Income from Continuing Operations
  before Interest Expense                 1,095,413       399,318     2,140,578

Interest and Other Income                    46,115        71,742           --

Interest and Other Expense                  262,310       186,638       161,386
                                         ----------    ----------    ----------

Income from Continuing Operations
  before Income Tax (Benefit)               879,218       284,422     1,979,192

Income Tax (Benefit)                       (316,000)      (31,000)     (336,827)
                                         ----------     ---------    ----------

Income from Continuing Operations         1,195,218       315,422     2,316,019
                                         ----------     ---------    ----------

See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                        Year ended December 31,

                                                    2002         2001          2000
                                                    ----         ----          ----
Discontinued Operations:
  Gain on Sale of Discontinued Operations             --             --         70,000
                                                 ---------     ----------    ---------

  Net Income                                    $1,195,218    $   315,422   $2,386,019
                                                 =========     ==========    =========

Earnings Per Share of Common Stock:
  Basic:
   Income from Continuing Operations            $      .32    $       .09          .69
    Income from Discontinued Operations                --             --           .02
                                                 ---------     ----------    ---------

    Net Income                                  $      .32    $       .09   $      .71
                                                 =========     ==========    =========

    Weighted Average Number of Shares of
      Common Stock Outstanding                   3,748,537      3,618,260    3,367,005
                                                 =========      =========    =========

  Diluted:
    Income from Continuing Operations           $      .29    $       .08   $      .61
    Income from Discontinued Operations                --             --           .02
                                                 ---------      ---------    ---------

    Net Income                                  $      .29     $      .08   $      .63
                                                 =========      =========    =========

    Weighted Average Number of Shares of
      Common Stock and Common Stock
      Equivalents Outstanding                    4,153,484      3,871,876    3,770,992
                                                 =========      =========    =========

See Notes to Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                     Additional                         Accumulated
                                     ----------                         -----------
                                     Paid-in                            Comprehensive
                                     -------                            -------------
                                     Capital                            Loss                                            Total
                                     -------                            ----                                            -----
                    Common Stock     Common     Unearned   Accumulated  Interest Rate Comprehensive   Treasury Shares Stockholders'
                    ------------     ------     --------   -----------  ------------- -------------   --------------- ------------
                  Shares    Amount   Stock    Compensation   Deficit    Swap             Income      Shares    Amount   Equity
                  ------    ------   -----    ------------   -------    ----             ------      ------    ------   ------


 Balance -
 January 1, 2000  2,988,738 $29,887  $18,657,579  $   --   $(13,272,433) $     --     $      --     5,333   $  (60,000) $ 5,355,033

Common Stock
 Issued -
 Exercise of
 Options             328,321   3,283      378,258      --           --         --            --    22,705     (239,810)     141,731

Common Stock
 Issued -
 Exercise of
 Warrants           192,105   1,921    1,137,709      --            --         --            --       --           --     1,139,630

Common Stock
 Issued -
 Acquisition         15,528     155       99,845      --            --         --            --       --           --       100,000

Issuance and
 Extension of
 Warrants               --      --       181,000      --            --         --            --       --           --       181,000

Net Income              --      --           --       --      2,386,019        --      2,386,019                          2,386,019
                  ---------  ------   ----------   ------    ----------    -------     ---------   ------      -------   ----------
                                                                                      $2,386,019
                                                                                       =========
 Balance -
December 31, 2000 3,524,692  35,246   20,454,391      --    (10,886,414)       --     $      --    28,038     (299,810)   9,303,413

Common Stock
 Issued -
 Exercise of
 Options             14,555     146       21,688      --            --         --            --       --           --        21,834

Common Stock
 Issued -
 Acquisition        180,000   1,800      374,400      --            --         --            --       --           --       376,200

Issuance and
 Extension of
 Warrants               --      --         5,687      --            --         --            --       --           --         5,687

Change in Fair
 Value of
 Interest Rate
 Swap                   --      --           --       --            --     (74,875)      (74,875)     --           --       (74,875)

Net Income              --      --           --       --        315,422        --        315,422      --           --       315,422
                  ---------  ------   ----------   ------    ----------    -------     ---------   ------      -------   ----------
                                                                                      $  240,547
                                                                                       =========
 Balance -
December 31, 2001 3,719,247  37,192   20,856,166      --    (10,570,992)   (74,875)                28,038     (299,810)   9,947,681

Common Stock
 Issued -
 Exercise of
 Options            327,183   3,272      501,938      --            --         --$           --    61,759     (348,302)     156,908

Issuance of
 Warrants and
 Options                --      --        53,673   (14,400)         --         --            --       --           --        39,273

Change in Fair
 Value of
 Interest Rate
 Swap                   --      --           --       --            --     (32,838)      (32,838)     --           --       (32,838)

Net Income              --      --           --       --      1,195,218        --      1,195,218      --           --     1,195,218
                  ---------  ------   ----------   ------    ----------    -------     ---------   ------      -------   ----------
                                                                                      $1,162,380

 Balance -
December 31, 2002 4,046,430 $40,464  $21,411,777  $(14,400) $(9,375,774) $(107,713)                89,797    $(648,112) $11,306,242

See Notes to Consolidated Financial Statements.




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           Year ended December 31,

                                                       2002         2001         2000
                                                       ----         ----         ----
Operating Activities:
  Income from Continuing Operations                $ 1,195,218   $   315,422   $ 2,316,019
                                                     ---------     ----------    ---------
  Adjustments to Reconcile Income
    from Continuing Operations to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                    1,036,721     1,010,821       717,776
    Costs Related to Issuance
      of warrants and options for services              39,273         5,687       181,000
    Provision for Doubtful Accounts                    370,000       340,000       330,000

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
    Accounts Receivable                             (1,551,885)   (1,528,372)      771,136
    Costs and Estimated Profits in
      Excess of Interim Billings                       (74,166)      284,899       184,817
    Deferred Taxes                                    (400,000)       (6,000)     (494,000)
    Other Current Assets                               (68,345)       16,710        22,574
    Other Assets                                        89,368      (124,574)       76,259

    Increase [Decrease] in:
    Accounts Payable                                   477,463      (118,616)   (1,754,789)
    Accrued Expenses                                   562,509      (794,739)      (88,901)
    Interim Billings in Excess of
      Costs and Estimated Profits                    1,955,740       413,547      (400,150)
    Deferred Revenue                                   409,843        77,125       519,898
                                                     ---------     ---------     ---------

    Total Adjustments                                2,846,521      (423,512)       65,620
                                                     ---------     ---------     ---------

  Net Cash Provided (Used In)
     by Operating Activities                         4,041,739      (108,090)    2,381,639
                                                     ---------     ---------     ---------

Investing Activities:
  Acquisition of Property and
    Equipment                                         (254,467)     (120,765)     (223,491)
  Net Cost of AIMS Acquisition                             --       (589,914)          --
  Software Development Costs                               --            --       (536,100)
  Cash Provided by Discontinued Operations                 --            --        220,000
                                                     ---------     ---------     ---------

  Net Cash Used In Investing Activities               (254,467)     (710,679)     (539,591)
                                                     ---------     ---------     ---------

See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                   Year ended December 31,
                                                   ----------------------
                                                 2002        2001        2000
                                                 ----        ----        ----
Financing Activities:
  Payment of Short-Term Notes                       --          --     (882,404)
  Proceeds from Term Loan                           --    2,500,000
  Payment of Capitalized Lease Obligations      (29,674)    (34,790)    (27,047)
  Net Proceeds from Warrant Exercise                --          --    1,139,630
  Net Proceeds from Stock Option Exercise       156,908      21,834     141,731
  Payments of Term Loan                        (499,992)   (249,996)        --
                                              ---------   ---------   ---------
  Net Cash (Used in) Provided by
    Financing Activities                       (372,758)  2,237,048     371,910
                                              ---------   ---------   ---------

  Net Increase in Cash
    and Cash Equivalents                      3,414,514   1,418,279   2,213,958

  Cash and Cash Equivalents -
    Beginning of Year                         3,837,226   2,418,947     204,989
                                             ----------   ---------   ---------

  Cash and Cash Equivalents -
    End of Year                              $7,251,740  $3,837,226  $2,418,947
                                             ==========  ==========  ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the years for:
    Interest                                 $  167,542  $  135,566  $  172,556
    Income Taxes                             $   41,517  $   87,859  $  157,173


Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Year ended December 31, 2002:

During 2002, stock options to purchase 327,183 shares of common stock were exercised and proceeds of $505,210 includes $348,302, representing the market value of the Company's common stock which was received for the exercise price of certain of these options.

The fair value of the interest rate swap calculated at December 31, 2002 was $107,713.

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

During 2000, stock options to purchase 328,321 shares of common stock were exercised and proceeds of $381,541 includes $239,810, representing the market value of 22,705 shares of the Company's common stock which was received for the exercise price of certain of these options.

During 2000, the Company entered into a capitalized lease obligation to purchase equipment in the amount of $13,249.

See Notes to Consolidated Financial Statements

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #1
--------------------------------------------------------------------------------

[1] The Company

Netsmart Technologies, Inc. and subsidiaries (the "Company") licenses and installs its proprietary software products, operates an established service bureau and enters into long term maintenance agreements with behavioral health and public health organizations, methadone clinics and other substance abuse facilities throughout the United States.

During 2001, the Company acquired the intellectual property, customer contracts and certain other assets of Advanced Institutional Management Systems ("AIMS"). The acquisition was accounted for under the purchase method of accounting. The principal assets acquired were the AIMS customer base and the rights to AIMS Correctional and Public Health Systems software. The purchase price consisted of 180,000 shares of the Company's common stock, valued at $376,200 and $500,000 cash. In addition, the Company may issue up to 100,000 additional shares of common stock, based on revenue derived through April 2004 from new contracts for the AIMS systems. The value of such shares, if issued, will be charged to operations. The Company also assumed certain contract obligations. The Company has allocated $194,986 of assumed contract obligations to the purchase price. The cost of the acquisition was $1,161,100, of which $167,000 was allocated to software development and $994,100 to customer lists. The Company is amortizing the purchased software over a three-year life and the customer lists over a seven-year life.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include Netsmart Technologies, Inc. ("Netsmart"), and its wholly-owned subsidiary, Creative Socio-Medics Corp. ("CSM"). In addition, the results of operations from the AIMS acquisition is included from May 2001. All intercompany transactions are eliminated in consolidation. Netsmart owned an 80% interest in a joint venture, PsyMedX. No minority interest related to the joint venture has been recorded, since the joint venture partner was in breach of the joint venture agreement and in 2001 ceased to exist.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $2,064,000 and $2,035,000 at December 31, 2002 and 2001 respectively.

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

The Company's behavioral health information systems are marketed to specialized care facilities, many of which are operated by government entities and include entitlement programs. During the years ended December 31, 2002, 2001 and 2000, approximately 52%, 40% and 51% respectively, of the Company's revenue were generated from contracts directly or indirectly with government agencies.

During the years ended December 31, 2002, 2001 and 2000, no one customer accounted for more than 10% of revenue.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 2002 and 2001, cash and cash equivalent balances of $7.1 million and $3.6 million respectively, were held at a financial institution in excess of federally insured limits.

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

Software development revenue from time-and-materials contracts are recognized as services are performed. Revenue from fixed price software development contracts and revenue under license agreements which require significant modification of the software package to the customer's specifications, are recognized on the estimated percentage-of-completion method. Using the units-of-work-performed method to measure progress towards completion, revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenue from software package license agreements without significant vendor obligations is recognized upon delivery of the software. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.

Deferred revenue represents revenue billed and collected but not yet earned.

The cost of maintenance revenue, which consists solely of staff payroll and applicable overhead, is expensed as incurred.

Property and Equipment and Depreciation - Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of these assets.

Estimated useful lives are as follows:

Equipment                                                        3-5 Years
Furniture ures                                                     5 Years
Leasehold ments                                                  2-5 Years

Capitalized Software Development Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility these costs are expensed as incurred and included in research and development. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products range from 3 to 5 years.

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

During 2000, the Company acquired the Connex suite of managed care and employee assistance program information systems. The acquisition price consisted of approximately $47,000 in cash and 15,528 shares of Netsmart's common stock valued at $100,000. The purchase price was allocated to computer software in the amount of $147,000. During 2000, the Company made additional enhancements to the purchased software in the amount of $270,000. As of December 31, 2002, the Company has invested approximately $417,000 on this effort of which $170,000 was unamortized.

Information related to capitalized software costs applicable to continuing operations is as follows:

  Year ended December 31,                   2002          2001           2000
  -----------------------                   ----          ----           ----

  Beginning of Year                       $  686,301    $ 822,645     $ 310,722
        Capitalized                              --       167,000       636,100
        Amortization                        (303,914)    (303,344)     (124,177)
                                           ---------     --------      --------

          Net                             $  382,387    $ 686,301     $ 822,645
                                           =========     ========      ========

Customer Lists - Customer lists represent a listing of customers obtained through the acquisitions of CSM, Johnson and AIMS to which the Company can market its products. Customer lists are being amortized on the straight-line method over an estimated useful life of 12 years for the CSM and Johnson lists and 7 years for the AIMS list.

Customer lists at December 31, 2002 and 2001 are as follows:
                                                         December 31,
                                                         ------------
                                                      2002             2001
                                                      ----             ----

        Customer Lists                            $5,100,323       $5,100,323
        Less: Accumulated Amortization             2,958,468        2,482,178
                                                  -----------      -----------

        Net                                       $2,141,855       $2,618,145
                                                  ==========       ==========

Amortization expense amounted to $476,290, $440,787 and $334,276, respectively, for the years ended December 31, 2002, 2001 and 2000.

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's consolidated financial position or results of operations.

Stock Options and Similar Equity Instruments - At December 31, 2002, the Company had three stock-based employee compensation plans, which are described more fully in Note 13. As permitted under SFAS No. 148, "Accounting for Stock-Based
Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS
123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board
Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including "Financial Accounting Standards Board Interpretation
No. 44, Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                    Year ended
                                                                   December 31,

                                                        2002           2001          2000
                                                        ----           ----          ----


Net Income as Reported                               $1,195,218      $  315,422    $2,386,019

Deduct:  Total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of related tax effect               123,952         473,749        94,022
                                                      ---------       ---------     ---------

Pro Forma Net Income (Loss)                          $1,071,266      $ (158,327)   $2,291,997
                                                      =========       =========     =========

Basic Net Income Per Share as Reported               $      .32      $      .09    $      .71
                                                      =========       =========     =========

Basic Pro Forma Net Income (Loss) Per Share          $      .29      $     (.04)   $      .68
                                                      =========       =========     =========

Diluted Net Income Per Share as Reported             $      .29      $      .08    $      .63
                                                      =========       =========     =========

Diluted Pro Forma Net Income (Loss) Per Share        $      .26      $     (.04)   $      .61
                                                      =========       =========     =========

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                     2002          2001            2000
                                                     ----          ----            ----
Expected Life (Years)                                   5             5               5
Interest Rate                                        4.00%         4.00%           5.50%
Annual Rate of Dividends                                0%            0%              0%
Volatility                                             63%           60%             57%



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

The weighted average fair value of options at date of grant using the fair value based method during 2002, 2001 and 2000 is estimated at $1.42, $1.45 and $1.50 respectively

Earnings Per Share - Basic earnings per share of common stock is computed by dividing income from continuing operations and net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants.

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method.
Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company had potentially dilutive options and warrants outstanding of 729,702, 723,385 and 974,275 during the years ended December 31, 2002, 2001 and 2000, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Year ended December 31,
                                                     ----------------------
                                                  2002        2001        2000
                                                  ----        ----        ----


Numerator:
  Income from continuing operations             $1,195,218   $  315,422    $2,316,019

Discontinued operations:
  Gain on sale of discontinued operations              --           --         70,000
                                                 ---------    ---------     ---------
Net income available to common stockholders     $1,195,218   $  315,422    $2,386,019
                                                 =========    =========     =========

Denominator:
Weighted average shares                          3,748,537    3,618,260     3,367,005
                                                 ---------    ---------     ---------
Effect of dilutive securities:
  Employee stock options                           395,668      253,616       403,987
  Stock warrants                                     9,279          --            --
                                                 ---------    ---------      --------
  Dilutive potential common shares                 404,947      253,616       403,987
                                                 ---------    ---------      --------

  Denominator for diluted earnings per
    share-adjusted weighted average shares
    after assumed conversions                    4,153,484    3,871,876     3,770,992
                                                 =========    =========     =========

Advertising - Advertising costs are expensed as incurred. Advertising expense amounted to $139,110, $290,146 and $226,024 for the years ended December 31, 2002, 2001 and 2000, respectively.

Reclassification - Certain prior years' amounts have been reclassified to conform to the current year's presentation.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

Financial Instruments - Effective June 2001 the Company adopted SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities" as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Generally, increases or decreases in the fair value of derivative instrument will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument will be recorded as a separate component of stockholders' equity.

The Company entered into an interest rate swap to hedge exposure related to changes in the LIBOR rate. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the determinative instrument from movement in interest rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement.

New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The Company does not expect that the adoption of the recognition requirements of FIN 45 will have a material effect on its consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 will have a material effect on its consolidated financial position or results of operations.

[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $530,640 and $357,994 at December 31, 2002 and 2001 respectively. The changes in the allowance for doubtful accounts are summarized as follows:

                                                 Year Ended December 31,
                                                 ----------------------
                                               2002          2001         2000
                                               ----          ----         ----

     Beginning Balance                   $ 357,994     $ 370,222    $ 305,226
     Provision for Doubtful Accounts       370,000       340,000      330,000
     Charge-offs                          (197,354)     (352,228)    (265,004)
                                           -------       -------      -------

        Ending Balance                   $ 530,640     $ 357,994    $ 370,222
                                           =======       =======      =======

[4] Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

                                                        December 31,
                                                        -----------
                                                   2002             2001
                                                   ----             ----

Costs Incurred on Uncompleted Contracts        $ 18,599,730      $ 16,065,533
Estimated Profits                                10,501,200         8,803,818
                                                 ----------        ----------

Total                                            29,100,930        24,869,351
Billings to Date                                 31,158,378        25,045,225
                                                 ----------        ----------

    Net                                        $ (2,057,448)     $   (175,874)
                                                 ==========        ==========

Included in the accompanying consolidated balance sheet under the following captions:

Costs and estimated profits in
excess of interim billings                     $  3,857,522      $ 3,783,356
Interim billings in excess of
costs and estimated profits                      (5,914,970)      (3,959,230)
                                                  ---------       ----------

    Net                                        $ (2,057,448)     $  (175,874)
                                                  =========       ==========

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[5] Discontinued Operations

During 1998 the Company discontinued its CarteSmart division which included its interest in a joint venture. On June 30, 1998, the Company sold this division, with an option to purchase the Company's interest in the joint venture if the other party to the venture did not elect to acquire the Company's interest, to Granite Technologies, Inc. ("Granite"), a corporation formed by the former management of the division. Granite issued to the Company its $500,000 promissory note and an equity interest in Granite equal to 20% at the time of transaction. Granite also agreed to pay certain royalties to the Company. The note was subject to cancellation if the other party to the joint venture elected to purchase the Company's interest. As the Company had virtually no influence over the financing and operating policies of Granite, the interest in Granite was accounted for using the cost method. During 2000, the Company's 20% interest in Granite was diluted to 13% as a result of additional equity issued by Granite to third parties.

During 2001, Granite was purchased by The Finx Group, Inc. ("Finx") and the Company received 496,124 restricted shares of Finx for its 13% interest in Granite. The Finx shares are traded on the OTC Bulletin Board. During 2001, the Company advanced Granite $39,490 for working capital purposes. In December 2001, Finx repaid the advance with 79,661 shares of its common stock. At December 31, 2001, the Company valued its aggregate holding in Finx, consisting of 575,785 shares at $69,490. At December 31, 2002, the Company reassessed its value in the Finx stock and reduced it by $57,974 to $11,516. The adjustment was charged as an other-than-temporary decline to interest and other expenses. The Finx shares are included in other assets.

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

[6] Property and Equipment

Property and equipment consist of the following:

                                                           December 31,
                                                           -----------
                                                        2002           2001
                                                        ----           ----

Equipment, Furniture and Fixtures                   $1,417,042      $1,191,975
Leasehold Improvements                                 305,862         294,152
                                                     ---------       ---------

Totals - At Cost                                     1,722,904       1,486,127
Less:  Accumulated Depreciation
  and Amortization                                   1,358,598       1,119,771
                                                     ---------       ---------

    Net                                             $  364,306      $  366,356
                                                     =========       =========

Depreciation and amortization expense amounted to $256,517, $266,690, and $259,323, respectively for the years ended December 31, 2002, 2001 and 2000.

[7] Bank Financing

Bank Financing - In June 2001, the Company entered into a financing agreement with a bank. This improved credit facility and medium term financing replaces the Company's asset based borrowing facility. The new financing provides the Company with a five-year term loan of $2.5 million and a two year $1.5 million revolving line of credit. The term loan is paid in equal monthly installments during the term of the loan plus interest. Proceeds from the term loan are available for acquisitions and to upgrade certain software systems to meet requirements in California. Funds drawn down from the revolving line of credit are to be used for working capital purposes. The term loan bears

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[7] Bank Financing - [Continued]

interest at the Company's option, to be equal to either (i) LIBOR plus 2.5% or
(ii) the Prime Rate. The revolving line of credit will bear interest, at the Company's option, to be equal to either (i) LIBOR plus 2.0% or (ii) the Prime Rate, and incur an annual facility fee of 0.5%. On July 12, 2001, the Company entered into an interest rate swap agreement on the term loan at 7.95% for five years (Note 12). The financing agreement contains certain covenants including limitations on the Company's ability to incur liens, enter into change of control transactions, maintain a minimum net worth at $9,000,000 and requires the maintenance of certain financial ratios. The interest rate on the previous facility was prime plus 2%. As of December 31, 2002, the Company owes approximately $1,750,000 on the term loan, of which $500,000 is classified as a current liability and the balance is classified as a long term liability. The Company has not utilized any borrowing availability on the $1.5 million revolving line of credit. The borrowing is collateralized by a first priority security interest and lien on all the assets of the Company.

[8] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in SFAS No. 109, "Accounting for Income Taxes." This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

During the year ended December 31, 2002, the Company utilized approximately $1.6 million of net operating loss carryforwards. At December 31, 2002 the Company has remaining net operating loss carryforwards of approximately $9,045,000 expiring by 2021. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of approximately $6,500,000 of this net operating loss carryforward is limited to approximately $1,360,000 per year, plus any prior years' amounts not utilized. In addition, the tax benefit of approximately $1,800,000 of net operating losses generated in 2000 on exercise of non-qualified compensatory stock options and warrants will be credited to paid-in-capital as utilized.

The Company's provision for taxes for the year ended December 31, 2002 includes certain state and local taxes.

The expiration dates of net operating loss carryforwards are as follows:

December 31,                                        Amount
-----------                                         ------
    2015                                          $ 1,305,000
    2016                                            2,413,000
    2017                                            2,664,000
    2018                                              716,000
    2019                                              133,000
    2020                                            1,810,000
    2021                                                4,000
                                                    ---------
                                                  $ 9,045,000
                                                    =========

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[8] Income Taxes - [Continued]

Provision for income taxes consists of the following:

                                                Year ended December 31,
                                                -----------------------
                                           2002            2001          2000
                                           ----            ----          ----
Current:
  Federal                               $      --      $ (43,280)    $   43,280
  State                                     84,000        18,280        113,893
                                         ---------      --------      ---------
                                            84,000       (25,000)       157,173
                                         ---------      --------      ---------

Deferred:
  Federal                                 (400,000)          --        (442,000)
  State                                        --         (6,000)       (52,000)
                                         ---------      --------      ---------
                                          (400,000)       (6,000)      (494,000)
                                         ---------      --------      ---------

    Total                               $ (316,000)    $ (31,000)      (336,827)
                                         =========      ========      =========

The difference between income taxes at the statutory Federal income tax rate and income taxes reported in the income statement is as follows:

                                                    Year ended December 31,
                                                    -----------------------
                                                  2002        2001         2000
                                                  ----        ----         ----

Income taxes at the federal statutory rate          34%         34          34%
State and local income taxes net of Federal taxes    5%          5           5%
Nondeductible expenses                               6%          9           5%
Federal Minimum Tax                                 --          --           2%
Stock Option Deduction                              --          --         (46)%
Decrease in valuation allowance                    (82)%       (14)%       (25)%
Overaccrual from prior year                                    (45)%        --
Other                                                1%         --           8%
                                                  -----        -----       -----

                                                  (36)%        (11)%      (17)%
                                                 ======        =====       =====

Significant components of the Company's deferred tax assets are comprised of the following:
                                                          December 31,
                                                          ------------
                                                      2002             2001
                                                      ----             ----

Net operating loss carryforward                    $ 3,704,000     $ 4,178,000
Allowance for doubtful accounts                        211,000         136,000
Accrued vacation and bonuses                           202,000         122,000
Alternative minimum tax credit carryforward             43,000          43,000
Benefit of stock based compensation awards             502,000         502,000
Other                                                  262,000             --
                                                    ----------      ----------

Total deferred tax assets                            4,924,000       4,981,000

Valuation allowance                                 (4,024,000)     (4,481,000)
                                                    ----------      ----------

Net deferred tax assets                            $   900,000     $   500,000
                                                    ==========      ===========

The valuation allowance decreased by $457,000 at December 31, 2002 The Company believes that it is more likely than not, to use at least a portion of its net operating loss carryforward.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[8] Income Taxes - [Continued]

The change in the valuation allowance for deferred tax assets are summarized as follows:
                                              Year Ended December 31,
                                              -----------------------
                                           2002         2001          2000
                                           ----         ----          ----

Beginning Balance                      $ 4,481,000   $ 4,520,000    $ 5,425,000
Change in Allowance                       (457,000)      (39,000)      (905,000)
                                         ---------    ----------     ----------

Ending Balance                         $ 4,024,000   $ 4,481,000    $ 4,520,000
                                         =========    ==========     ==========

[9] Stockholders' Equity

The Company's Board of Directors is authorized to issue preferred stock from time to time without stockholder action, in one or more distinct series. The Board of Directors is authorized to determine the rights and preferences of the preferred stock when issued. The Board of Directors has authorized the issuance of Series A, Series B and Series D preferred Stock. No shares of any series of preferred stock were outstanding on December 31, 2002.

Common Stock Issuances - During 2000, Series B Common Stock Purchase Warrants to purchase an aggregate of 192,105 shares of Common Stock at $6 per share were exercised. The Company received $1.1 million from the exercise of the warrants.

Treasury Stock - During 2002, stock options to purchase 327,183 shares were exercised and the Company received gross proceeds of $505,210. Pursuant to the option grants, employees have the right to pay for the exercise price of the options by delivering shares of common stock owned by them. During 2002, the Company received 61,759 shares having a value of $348,302, as the exercise price of the options. During 2000, stock options to purchase 328,321 shares were exercised, and the Company received gross proceeds of $381,541. Pursuant to the option grants, employees have the right to pay for the exercise price of the option by delivering shares of common stock owned by them. During 2000, the Company received 22,705 shares, having a value of $239,810, as the exercise price of the options.

Stock Options - See Note 13 for information relating to the Company's 1998, 1999 and 2001 Long-Term Incentive Plans.

On December 21, 2000, the stockholders of the Company approved the 1999 Employee Stock Purchase Plan. The plan reserves 150,000 shares of common stock. The plan provides eligible employees with the opportunity to purchase shares of common stock at a discounted price through regular payroll deductions. No options have been issued as of December 31, 2002 under this plan.

[10] Capital Lease Obligations

Future minimum payments under capital lease obligations as of December 31, 2002 are as follows:

Year ending
-----------
December 31,
-----------
      2003                                              10,808
      2004                                               1,801
                                                        ------

    Total Minimum Payments                              12,609
    Less Amount Representing Interest at
    12.6% Per annum                                        859
                                                        ------

    Balance                                           $ 11,750
                                                        ======

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

[10] Capital Lease Obligations - [Continued]

Capital lease obligations are collateralized by equipment which has a cost of $40,000 at December 31, 2002 and 2001 and accumulated amortization of $28,000 and $20,000 at December 31, 2002 and 2001 respectively. Amortization of $8,000 in each of 2002, 2001 and 2000, respectively, has been included in depreciation expense.

[11] Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair value of these instruments because of their short maturities.

Long-term debt, including current maturities, has a carrying value of approximately $1,750,000 and an estimated fair value of $1,800,000. Estimated fair value is based on the expected current rates offered to the Company for instruments of the same or similar maturities, after considering the effect of the interest rate swap.

[12] Commitments and Contingencies

Leases
------

The Company leases space for its executive offices and facilities under non cancellable operating leases expiring December 31, 2003. In addition the Company leases three sales and service offices under non cancelable operating leases expiring at various times through July 2005.

Minimum annual rentals under noncancellable operating leases having terms of more than one year are as follows:

Year ending
-----------
December 31,
-----------

2003                 $ 473,000
2004                    77,000
2005                    43,000
                       -------

    Total            $ 593,000
    -----              =======


Rent expense amounted to $455,000, $482,000 and $464,000 respectively, for the years ended December 31, 2002, 2001 and 2000.

Employment Agreements
---------------------

In January 2001, the Company entered into employment agreements with its four executive officers for terms of two or three years with the right of the employee to extend the agreement for an additional year. The aggregate base compensation for these officers for 2003 is $657,000, subject to annual increases equal to the greater of 5% or the increase in the cost of living index. Each of the officers also has the right, at any time on 90 days notice, to terminate his full time employment and continue as a consultant at an annual salary of $75,000 for five years following the expiration or termination of his employment. The agreements also provide the officers with an automobile allowance. In the event of a change of control, the executive may receive severance payments of between 30 and 36 months' compensation.

The Company also has a consulting agreement with a Director, which provides for annual fees of $75,000 through December 31, 2003. The agreement also provides the Director with an automobile allowance. In the event of a change of control, the Director may receive severance payments of between 30 and 36 months compensation.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------

[12] Commitments and Contingencies - [Continued]

Interest Rate Swap
------------------

In June 2001 the Company entered into an interest rate swap with a bank, which expires on June 1, 2006. The swap transaction was entered into to protect the Company from upward movement in interest rates relating to outstanding bank debt (See Note 7) and calls for a fixed rate of 7.95%. When the one-month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the difference in rates. At December 31, 2002 and 2001 the fair value of the swap of $107,713 and $74,875, respectively, is recorded as a non-current liability. The swap transaction has been accounted for as a hedge, and accordingly, the change in the fair value of the swap of $32,838 and $74,875 during the years ended December 31, 2002 and 2001, respectively, has been recorded as part of comprehensive income.

[13] Stock-Based Compensation

Long Term Incentive Plans - The Company has three long-term incentive plans, the 1998 Long-Term Incentive Plan (the "1998 Plan"), as amended, the 1999 Long-Term Incentive Plan (the "1999 Plan") and the 2001 Long-Term Incentive Plan (the "2001 Plan"). The 2001 Plan was approved by the stockholders on March 7, 2002 and provides for the issuance of 180,000 shares of common stock. In January 2003, the 2001 Plan was amended and approved by the stockholders to provide for an increase in the number of shares subject to the plan from 180,000 to 550,000. The 1999 Plan was approved by the stockholders in December 2000 and provides for the issuance of 300,000 shares of common stock. The Company may issue 790,000, 300,000 and 550,000 shares of Common Stock pursuant to the 1998 Plan, the 1999 Plan and the 2001 Plan respectively. The options, when granted vest ratably over one year. At December 31, 2002 there were 11,500, 2,000 and 1,500 shares available for further issuance under the 1998 Plan, the 1999 Plan and 2001 Plan, respectively, exclusive of any options available for grant as a result of the increase in the 2001 Plan.

The 1998 Plan, the 1999 Plan and the 2001 Plan (collectively, the "Plans") are administered by the Compensation Committee of the board of directors. Officers and other key employees, consultants and directors (other than non-employee directors) are eligible to receive options or other equity-based incentives under the Plans.

The Plans provides that each non-employee director automatically receives a nonqualified stock option to purchase 5,000 shares of common stock on April 1 of each year. However, if there are not sufficient shares available under the applicable Plan, the non-employee director will receive a lesser number of shares.

During 2002, pursuant to an arrangement with a consultant, the Company issued a non-qualified stock option to purchase 10,000 shares of stock at an exercise price of $2.75, which was the fair market value of the stock at the date of grant. The options were valued at $.57 per option based upon the Black-Scholes calculation, which had an interest rate of 4% and a volatility rate of .48. These options had a term of one year, however, they were exercised during 2002. The Company recognized a charge to income under the Black-Scholes formula in the amount of $5,673.

During 2000, pursuant to an employment contract with a newly hired executive, the Company issued a non-qualified stock option to purchase 75,000 shares of stock at an exercise price of $6.50 per share.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------

[13] Stock-Based Compensation - [Continued]

A summary of the activity under the Plans is as follows:

                                      2002                   2001                   2000
                               -------------------    ------------------      -------------------
                                         Weighted              Weighted                Weighted
                                         --------              --------                --------
                                          Average               Average                 Average
                                          -------               -------                 -------
                                         Exercise              Exercise                Exercise
                                         --------              --------                --------
                                Shares     Price       Shares    Price         Shares    Price
                                ------     -----       ------    -----         ------    -----
Outstanding - Beginning of
  Year                          793,385    $1.917      809,718   $1.908        783,041   $1.176
Granted During the Year         198,500     2.505        3,500    1.900        375,000    2.748
Canceled During the Year            --        --        (5,278)   1.810        (20,002)   1.250
Exercised During the Year      (327,183)    1.544      (14,555)   1.500       (328,321)   1.167
                                -------     -----      -------    -----        -------    -----

   Outstanding - End of Year    664,702    $2.276      793,385   $1.917        809,718   $1.908
                                =======     =====      =======    =====        =======    =====

   Exercisable - End of Year    575,451    $2.242      789,885   $1.917        434,718   $1.183
                                =======     =====      =======    =====        =======    =====

The following table summarizes stock option information as of December 31, 2002:

                                            Options Outstanding
                                            -------------------
                                                 Weighted
                                                 --------
                                            Average Remaining        Options
                                            -----------------        -------
Exercise Prices     Number Outstanding      Contractual Life       Exercisable
---------------     ------------------      ----------------       -----------

$6.50                    75,000                2.25 Years            75,000
$2.50                   165,503                4.25 Years            82,752
$2.38                     8,000                4.5 Years              4,000
$2.40                     5,000                4.5 Years              2,500
$1.90                     3,500                3.83 Years             3,500
$1.81                   160,699                3 Years              160,699
$1.50                    72,500                .42 Years             72,500
$1.00                   174,500                .83 Years            174,500
                        -------                ---------            -------

   Totals               664,702                2.41 Years           575,451
                        =======                ==========           =======

Warrants Issued as Compensation - In December 1999, the Company's $6 and $12
Series B Common Stock Purchase Warrants totaling 287,500 and 448,544, respectively, were extended to February 29, 2000. These warrants had a previous expiration date of December 31, 1999. The Company recognized a financing cost of $81,000 with respect to this extension in 1999. In February 2000, these warrants were further extended to April 30, 2000 and the Company recognized additional financing costs of $125,000 in 2000. At the end of April 2000, 192,105 of the $6 warrants were exercised and 95,395 expired. During the course of 2001 the 448,544 $12 warrants were extended to January 31, 2002. In January 2002, the
448,544 $12 warrants were further extended to July 31, 2002. In July 2002, the
$12 warrants were further extended to January 31, 2003. There was no financing costs associated with the warrant extensions in 2001 and 2002 because of the variance between the $12 exercise price and the current market value of the Company's stock at the date of the warrant extension.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
--------------------------------------------------------------------------------

[13] Stock-Based Compensation - [Continued]

During 2002, the Company issued warrants to purchase 200,000 shares in connection with a financial advisory agreement whereby the Company will pay consulting fees in addition to the issuance of warrants. These warrants, which expire over various times ranging from one to two years, were valued at $.24 per warrant, which represented the costs of the services based upon the contractual agreement. Either party may terminate the agreement. The warrants have the following exercise price, vesting dates and expiration date for the number of shares set forth below:

    Shares        Exercise Price       Vesting Date          Expiration Date
    ------        --------------       ------------          ---------------
    50,000            $2.70            April 10, 2002        March 31, 2003
    30,000            $4.00            June 1, 2002          May 31, 2003
    30,000            $5.00            September 1, 2002     February 28, 2004
    30,000            $6.00            November 1, 2002      April 30, 2004
    30,000            $7.00            January 1, 2003       December 31, 2004
    30,000            $8.00            February 28, 2003     January 31, 2005

The $48,000 value of the warrants is being charged to operations over the vesting period. As a result, $33,600 was charged to operations in 2002 and $14,400 will be charged to operations in the quarter ending March 31, 2003.

In October 2001, the Company issued warrants to purchase 40,000 shares in connection with a public and investor relations agreement whereby the Company will pay a monthly fee in addition to the issuance of the warrants. The warrants have an exercise price of $2.50 for the first 5,000 shares; $3.00 for the next
5,000 shares; $3.50 for 15,000 shares and $4.00 for the final 15,000 shares.
These warrants were valued at an average price of $.14 per warrant based upon the Black-Scholes calculation, which had an interest rate of 5.5% and a volatility rate of .6. These warrants expired on October 28, 2002.

A summary of warrant activity is as follows:

                                      2002                   2001                   2000
                                -----------------     -----------------        ----------------
                                         Weighted              Weighted                Weighted
                                          Average               Average                 Average
                                         Exercise              Exercise                Exercise
                                Shares     Price       Shares    Price         Shares    Price
                                ------     -----       ------    -----         ------    -----


Outstanding - Beginning
  of Year                       608,544    $10.11     568,544    $10.57        790,044   $ 9.35
Granted During the Year         648,544    $ 9.89     488,544    $11.30        514,544   $11.13
Expired During the Year        (488,544)   $11.30    (448,544)   $12.00       (543,939)  $10.95
Exercised During the Year           --        --          --        --        (192,105)  $ 6.00
                                -------     -----     -------     -----        -------    -----

   Outstanding - End of Year    768,544    $ 9.17     608,544    $10.11        568,544   $10.57
                                =======     =====     =======     =====        =======    =====

   Exercisable - End of Year    708,544    $ 9.31     578,544    $10.44        568,544   $10.57
                                =======     =====     =======     =====        =======    =====


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
--------------------------------------------------------------------------------

[13] Stock-Based Compensation - [Continued]

The following table summarizes warrant information as of December 31, 2002:

                                                             Weighted
                                                             --------
                                                        Average Remaining
                                                        -----------------
Exercise Prices                  Shares                  Contractual Life
---------------                  ------                  ----------------

$12.00                           448,544                      .08 Years
$ 8.00                            30,000                     2.08 Years
$ 7.00                            30,000                     2.00 Years
$ 6.00                            30,000                     1.33 Years
$ 5.45                           100,000                     1.75 Years
$ 5.00                            30,000                     1.17 Years
$ 4.20                            20,000                     1.75 Years
$ 4.00                            30,000                      .42 Years
$ 2.69                            50,000                      .25 Years
                                 -------                     ----------

  Total                          768,544                      .61 Years
                                 =======                     ==========

The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations, for stock options issued to employees in accounting for its stock options plans. There was no compensation cost recognized for stock based employee compensation awards for 2002, 2001and 2000.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17

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

                                                              Year ended December 31,
                                                              -----------------------
                                                         2002            2001          2000
                                                         ----            ----          ----
Revenues:
--------
      Software and Related Systems and Services      $20,168,785     $16,077,323    $17,907,973
      Data Center Services                             1,957,392       2,042,098      2,262,676
                                                      ----------      ----------     ----------

      Total Revenues                                 $22,126,177     $18,119,421    $20,170,649
      --------------                                  ==========      ==========     ==========

Gross Profit:
------------
      Software and Related Systems and Services      $ 6,635,931     $ 5,095,038    $ 6,977,035
      Data Center Services                               945,790       1,023,148      1,238,153
                                                      ----------      ----------     ----------

      Total Gross Profit                             $ 7,581,721     $ 6,118,186    $ 8,215,188
      ------------------                              ==========      ==========     ==========

Income (loss) From Continuing Operations before
-----------------------------------------------
  Income Taxes:
  ------------
      Software and Related Systems and Services      $   481,242     $  (242,072)   $ 1,208,445
      Data Center Services                               397,976         526,494        770,747
                                                      ----------      ----------     ----------

      Total Income From Continuing
      ----------------------------
        Operations before Income Taxes               $   879,218     $   284,422    $ 1,979,192
        ------------------------------                ==========      ==========     ==========

Depreciation and Amortization:
-----------------------------
      Software and Related Systems and Services      $   866,115     $   847,369    $   579,900
      Data Center Services                               170,606         163,452        137,876
                                                      ----------      ----------     ----------

      Total Depreciation and Amortization            $ 1,036,721     $ 1,010,821    $   717,776
      -----------------------------------             ==========      ==========     ==========

Capital Expenditures:
--------------------
      Software and Related Systems and Services      $   248,201     $   116,951    $   850,893
      Data Center Services                                 6,266           3,814         21,947
                                                      ----------      ----------     ----------

      Total Capital Expenditures                     $   254,467     $   120,765    $   872,840
      --------------------------                      ==========      ==========     ==========

Identifiable Assets:
-------------------
      Software and Related Systems and Services      $20,411,376     $16,104,973    $12,659,935
      Data Center Services                             1,863,285       1,902,400      2,146,778
                                                      ----------      ----------     ----------

      Total Identifiable Assets                      $22,274,661     $18,007,373    $14,806,713
      -------------------------                       ==========      ==========     ==========


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #18
--------------------------------------------------------------------------------
[15] Legal Proceedings

In October 2000, the Company's subsidiary, CSM, commenced an action against the City of Richmond, in the Supreme Court of the State of New York, County of Suffolk, which action was subsequently removed to the United States District Court for the Eastern District of New York, for failure to pay more than $1 million pursuant to a contract between the Company and Richmond. Richmond advised the court that it intended to move to dismiss the complaint for lack of personal jurisdiction in New York and improper venue. In November 2000, Richmond filed a complaint in the Circuit Court for the City of Richmond, Richmond, Virginia, alleging, among other things, that the contract with CSM was procured through fraudulent misrepresentations concerning the nature of the work to be performed and the price for the services and that CSM failed to perform its obligations under the agreement, seeking damages of $373,000 and a finding that it owes no additional amounts to CSM. The parties entered into a stipulation staying the Richmond action until a determination of Richmond's jurisdictional challenges to the New York action. On August 21, 2002, the United States District Court for the Eastern District of New York denied Richmond's motion to dismiss the Company's complaint for lack of personal jurisdiction in New York on the basis of improper venue. The Company believes it has valid claims against Richmond and intends to vigorously pursue those claims. The Company also believes that the allegations contained in Richmond's complaint are without merit and intends to vigorously defend against those claims. The outcome of this case is not expected to have a material effect on the Company's consolidated financial position or results of operations.

The Company is involved in other litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

[16] Subsequent Event

On January 27, 2003, the Company granted 217,500 options under the 2001 Plan, following stockholder approval of the amendment to the 2001 Plan to increase the number of shares of common stock subject to the plan to employees at a price of $4.93, which was the fair market value at the date. The options vest 50% after six months and 100% after one year.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        NETSMART TECHNOLOGIES, INC.


Dated:  March 3, 2003                   By:   /s/*
                                        -------------------------------
                                        James L. Conway, Chief Executive Officer

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

     Signature                        Title                           Date
     ---------                        -----                           ----

/s/*                          Chief Executive Officer             March 3, 2003
--------------------          and Director (Principal
James L. Conway               Executive Officer)

/s/*                          Chief Financial Officer             March 3, 2003
--------------------          (Principal Financial and
Anthony F. Grisanti           Accounting Officer)

/s/*                          Director                            March 3, 2003
--------------------
Edward D. Bright

                              Director                            March _, 2003
--------------------
John F. Phillips


/s/*                          President and Director              March 3, 2003
--------------------
Gerald O. Koop


/s/*                          Director                            March 3, 2003
--------------------
Joseph G. Sicinski


/s/*                          Director                            March 3, 2003
--------------------
Francis J. Calcagno


/s/*                          Director                            March 3, 2003
--------------------
John S.T. Gallagher