Form 10-Q
period 2003-03-31
NETSMART TECHNOLOGIES INC
filed 2003-04-30
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003
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

Yes_X_        No__


Number of shares of common stock outstanding as of April 29, 2003:    4,006,633
                                                                      =========

Netsmart Technologies, Inc. and Subsidiary

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                         Page
                                                                       ----


Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited)
 and December 31, 2002                                                   1-2

Condensed Consolidated Statements of Income - (Unaudited)
 Three Months Ended March 31, 2003 and March 31, 2002                     3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
 Three Months Ended March 31, 2003 and March 31, 2002                    4-5

Condensed Consolidated Statements of Stockholders' Equity - (Unaudited)
 Three Months Ended March 31, 2003                                       6-7

Notes to Condensed Consolidated Financial Statements                     8-11

Item 2.  Management's Discussion and Analysis of

 Financial Condition and Results of Operations                          12-15

Item 3.  Quantitive and Qualitative Disclosures About Market Risk         15

Item 4.  Controls and Procedures                                          15

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 16

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   March 31,       December 31,
                                                   --------        -----------
                                                     2003              2002
                                                     ----              ----
                                                   Unaudited
                                                   ---------

Assets:
Current Assets:
    Cash and Cash Equivalents                     $ 8,430,541      $ 7,251,740
    Accounts Receivable - Net                       6,543,297        7,058,855
    Costs and Estimated Profits in Excess
      of Interim Billings                           2,912,372        3,857,522
    Deferred taxes                                    459,000          459,000
    Other Current Assets                              169,900          196,577
                                                   ----------       ----------

    Total Current Assets                           18,515,110       18,823,694
                                                   ----------       ----------

Property and Equipment - Net                          450,381          364,306
                                                   ----------       ----------

Other Assets:
    Software Development Costs - Net                  311,532          382,387
    Customer Lists - Net                            2,023,032        2,141,855
    Deferred taxes less current portion               441,000          441,000
    Other Assets                                      110,163          121,419
                                                   ----------       ----------

Total Other Assets                                  2,885,727        3,086,661
                                                   ----------       ----------

Total Assets                                      $21,851,218      $22,274,661
                                                   ==========       ==========

See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              March 31,          December 31,
                                                              --------           -----------
                                                                2003                 2002
                                                                ----                 ----
                                                             Unaudited
                                                             ---------

Liabilities and Stockholders' Equity:
Current Liabilities:
    Current Portion - Long Term Debt                       $   500,000          $    500,000
    Current Portion Capital Lease Obligations                   20,284                 9,886
    Accounts Payable                                           463,803             1,166,145
    Accrued Expenses                                           930,156               922,417
    Interim Billings in Excess of Costs and Estimated
      Profits                                                6,428,427             5,914,970
    Deferred Revenue                                           659,112             1,095,412
                                                            ----------           -----------

    Total Current Liabilities                                9,001,782             9,608,830
                                                            ----------           -----------

    Capital Lease Obligations - Less current portion            24,882                 1,864
    Long Term Debt - Less current portion                    1,125,014             1,250,012
    Interest Rate Swap at Fair Value                            98,617               107,713
                                                            ----------           -----------

    Total Non Current Liabilities                            1,248,513             1,359,589
                                                            ----------           -----------

Commitments and Contingencies

Stockholders' Equity:
    Preferred Stock - $.01 Par Value, 3,000,000
      Shares Authorized; None issued and outstanding               --                    --

    Common Stock - $.01 Par Value; Authorized
      15,000,000 Shares; Issued 4,046,430 shares at
      March 31, 2003 and December 31, 2002                      40,464                40,464

    Additional Paid in Capital                              21,411,777            21,411,777
    Unearned Compensation                                          --                (14,400)
    Accumulated Comprehensive loss - Interest Rate Swap        (98,617)             (107,713)
    Accumulated Deficit                                     (9,104,589)           (9,375,774)
                                                            ----------            ----------
                                                            12,249,035            11,954,354
    Less cost of shares of Common Stock held
      in treasury - 89,797 shares at March 31, 2003
      and December 31, 2002                                    648,112               648,112
                                                            ----------            ----------

    Total Stockholders' Equity                              11,600,923            11,306,242
                                                            ----------            ----------

Total Liabilities and Stockholders' Equity                 $21,851,218           $22,274,661
                                                            ==========            ==========

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------
                                                      Three months ended
                                                           March 31
                                                      ------------------
                                                   2003                2002
                                                   ----                ----
Revenues:
  Software and Related
   Systems and Services:
   General                                       $3,946,961         $2,851,889
    Maintenance Contract
      Services                                    1,713,554          1,508,490
                                                  ---------          ---------
    Total Software and Related
      Systems and Services                        5,660,515          4,360,379

  Data Center Services                              458,538            469,693
                                                  ---------          ---------

  Total Revenues                                  6,119,053          4,830,072
                                                  ---------          ---------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                       2,560,642          2,008,581
    Maintenance Contract
      Services                                      866,126            875,075
                                                  ---------          ---------

    Total Software and Related
      Systems and Services                        3,426,768          2,883,656

  Data Center Services                              266,212            260,933
                                                  ---------          ---------

  Total Cost of Revenues                          3,692,980          3,144,589
                                                  ---------          ---------

Gross Profit                                      2,426,073          1,685,483
                                                  ---------          ---------

Selling, General and
  Administrative Expenses                         1,590,583          1,203,195
Research and Development                            510,437            328,929
                                                  ---------          ---------

  Total                                           2,101,020          1,532,124
                                                  ---------          ---------

Income  from Operations before Interest             325,053            153,359

Interest Income                                      12,303              9,179

Interest Expense                                    (33,171)           (51,374)
                                                  ---------          ---------

Income before Income Tax Expense                    304,185            111,164

Income Tax Expense                                   33,000              8,000
                                                  ---------          ---------

  Net Income                                     $  271,185         $  103,164
                                                  =========          =========

Earnings Per Share of Common Stock:
  Basic:
    Net Income                                   $      .07         $      .03
                                                  =========          =========

Weighted Average Number of Shares of
  Common Stock Outstanding                        3,956,633          3,695,334
                                                  =========          =========

Diluted:
  Net Income                                     $      .06         $      .03
                                                  =========          =========


Weighted Average Number of Shares of
  Common Stock and Common Stock
  Equivalents Outstanding                         4,356,021          4,066,402
                                                  =========          =========

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                         2003            2002
                                                         ----            ----
Operating Activities:
  Net Income                                         $  271,185       $ 103,164
                                                      ---------        --------

  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
    Depreciation and Amortization                       247,900         292,379
    Provision for Doubtful Accounts                      25,567          90,000
    Amortization of Warrants Issued for Services         14,400             --

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                 489,991         298,211
    Costs and Estimated Profits in
     Excess of Interim Billings                         945,150          50,612
    Other Current Assets                                 26,677         (23,198)
    Other Assets                                         11,256          28,736

 Increase [Decrease] in
  Accounts Payable                                     (702,342)        258,657
  Accrued Expenses                                        7,739          79,096
  Interim Billings in Excess of
    Costs and Estimated Profits                         513,457        (897,250)
  Deferred Revenue                                     (436,300)         17,697
                                                      ---------        --------

 Total Adjustments                                    1,143,495         194,940
                                                      ---------        --------

Net Cash Provided by
  Operating Activities                                1,414,680         298,104
                                                      ---------        --------

Investing Activities:
  Acquisition of Property and Equipment                (108,524)        (67,235)
                                                      ---------        --------

 Net Cash Used In Investing Activities                 (108,524)        (67,235)
                                                      ---------        --------
See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                       2003            2002
                                                       ----            ----

Financing Activities:
  Payment of Capitalized Lease Obligations           $   (2,357)    $   (9,538)
  Net Proceeds from Stock Options Exercised                 --           9,550
  Payments of Term Loan                                (124,998)      (124,998)
                                                      ---------      ---------

  Net Cash Used in Financing Activities                (127,355)      (124,986)
                                                      ---------      ---------

  Net Increase in Cash
    and Cash Equivalents                              1,178,801        105,883

  Cash and Cash Equivalents -
    Beginning of Period                               7,251,740      3,837,226
                                                      ---------      ---------

  Cash and Cash Equivalents -
    End of Period                                    $8,430,541     $3,943,109
                                                      =========      =========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                         $   34,358     $   44,082
    Income Taxes                                     $   65,381     $    4,607

Non Cash Investing and Financing Activities:
  The fair value of the interest rate swap calculated at March 31, 2003 was $98,617. The fair value of the interest rate swap calculated at March 31, 2002 was $49,818. The Company acquired equipment in the amount of $35,773 in connection with a capital lease during the quarter ended March 31, 2003.

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Three Months Ended March 31, 2003

Common Stock $.01 Par Value Authorized               Shares             Amount
15,000,000 Shares                                    ------             ------

 Beginning Balance - December 31, 2002              4,046,430          $ 40,464
                                                    ---------           -------

Ending Balance - March 31, 2003                     4,046,430          $ 40,464
                                                    =========           =======





See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Three Months Ended March 31, 2003

Additional Paid-In Capital Common Stock:                 Shares        Amount
                                                         ------        ------

 Beginning Balance - December 31, 2002                             $ 21,411,777
                                                                     ----------

Ending Balance - March 31, 2003                                    $ 21,411,777
                                                                     ==========

Accumulated Deficit

  Beginning Balance - December 31, 2002                            $ (9,375,774)

  Net Income                                                            271,185
                                                                     ----------

  Ending Balance - March 31, 2003                                  $ (9,104,589)
                                                                     ==========

Accumulated Comprehensive Loss - Interest Rate Swap:
  Beginning Balance - December 31, 2002                            $   (107,713)

  Change in Fair Value of Interest Rate Swap                              9,096
                                                                     ----------

  Ending Balance - March 31, 2003                                  $    (98,617)
                                                                     ==========

Treasury Stock

  Beginning Balance - December 31, 2002                  89,797    $   (648,112)
                                                         ------      ----------

  Ending Balance - March 31, 2003                        89,797    $   (648,112)
                                                         ------      ----------

Total Stockholders' Equity                                         $ 11,600,923
                                                                     ==========

Unearned Compensation
  Beginning Balance - December 31, 2002                            $    (14,400)

  Amortization of Warrants Issued for Services                           14,400
                                                                     ----------

  Ending Balance - March 31, 2003                                  $        --
                                                                     ==========

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002 and the changes in cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended December 31, 2002.

(3) Income per share - The following table sets forth the components used in the computation of basic and diluted earnings per share:

                                                Three Months Ended March 31,
                                                ---------------------------
                                                  2003              2002
                                                  ----              ----

    Numerator:
      Net income                                $  271,185       $  103,164
                                                 =========        =========

    Denominator:
      Weighted average shares                    3,956,633        3,695,334
                                                 ---------        ---------
      Effect of dilutive securities:
        Employee stock option                      371,448          370,338
        Stock warrants                              27,940              730
                                                 ---------        ---------
        Dilutive potential common shares           399,388          371,068
                                                 ---------        ---------

        Denominator for diluted earnings per
          share-adjusted weighted average shares
          after assumed conversions              4,356,021        4,066,402
                                                 =========        =========

(4) Stock Options and Similar Equity Instruments - At March 31, 2003, the Company had three stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                     Three Months Ended
                                                                          March 31,

                                                                   2003              2002
                                                                   ----              ----
Net Income as Reported                                           $271,185          $103,164

Deduct:  Total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of related tax effect                         136,401            20,117
                                                                  -------           -------

Pro Forma Net Income                                             $134,784          $ 83,047
                                                                  =======           =======

Basic Net Income Per Share as Reported                           $    .07          $    .03
                                                                  =======           =======

Basic Pro Forma Net Income Per Share                             $    .03          $    .02
                                                                  =======           =======

Diluted Net Income Per Share as Reported                         $    .06          $    .03
                                                                  =======           =======

Diluted Pro Forma Net Income Per Share                           $    .03          $    .02
                                                                  =======           =======

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                 2003              2002
                                                 ----              ----
Expected Life (Years)                              5                 5
Interest Rate                                   4.00%             4.00%
Annual Rate of Dividends                           0%                0%
Volatility                                        68%               63%

The weighted average fair value of options at date of grant using the fair value based method during 2003 is estimated at $1.42.

(5) Income Taxes - The provision for income taxes for the period ended March 31, 2003, reflects a deferred tax provision of approximately $137,000 offset by a reduction in the deferred tax asset valuation allowance of the same amount.

(6) On January 27, 2003, following stockholder approval of the amendment to the 2001 Plan to increase the number of shares of common stock available for issuance pursuant to the 2001 Plan, the Company granted to employees options to purchase 217,500 shares under the 2001 Plan at a price per share of $4.93, which was the fair market value at the date of grant. The options generally vest 50% after six months and 100% after one year.

(7) The Company currently classifies its operations into two business segments:
(1) Software and Related Systems and Services and (2) Data Center Services.
Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management.
Data Center


Services involve Company personnel performing data entry and data processing services for customers. Intersegment sales and sales outside the United States are not material. Information concerning the Company's business segments are as follows:

                                         Software and
                                         ------------
                                        Related Systems      Data Center
                                        ---------------      -----------
Three Months Ended March 31,             and Services         Services       Consolidated
---------------------------              ------------         --------       ------------

2003
Revenue                                  $ 5,660,515         $  458,538      $ 6,119,053
Income before income taxes                   229,164             75,021          304,185

Total identifiable assets at
  March 31, 2003                          20,175,008          1,676,210       21,851,218

2002
Revenue                                  $ 4,360,379         $  469,693      $ 4,830,072
Income before income taxes                    43,927             67,237          111,164
Total identifiable assets at
  March 31, 2002                          15,771,078          1,672,673       17,443,751

(8) On February 27, 2003, the Board of Directors authorized management to purchase up to $100,000 of its common stock at any time the market price is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. The Company expects to fund these stock repurchases from its operating cash flow. As of March 31, 2003, the Company has not made any stock repurchases.

(9) On April 7, 2003, warrants to purchase 50,000 shares were exercised and the Company received gross proceeds of $134,500.

(10) New Accounting Pronouncements - In April 2002, the FASB issued SFAS No.
145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB
Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30
("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. The adoption of this standard did not have a material effect on the Company's consolidated financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies
Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain
Employee Termination Benefits and Other Costs to Exit an Activity (Including
Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No.
146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The Company's adoption of the recognition requirements of FIN

45 did not have a material effect on its consolidated financial position or results of operations.

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

(11) In January 2003, warrants to purchase 448,535 shares of common stock at $12.00 per share were extended from January 31, 2003 to April 30, 2003. In April 2003, the Company agreed to extend these same warrants from April 30, 2003 to July 31, 2003. The Company re-measured the fair value of the warrants at the dates of extension. No financing costs were recorded associated with the warrant extensions, as there was no material change in their fair value.

(12) Reclassifications - Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

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

Three Months Ended March 31, 2003 and 2002

Our revenue for the three months ended March 31, 2003 (the "March 2003 period") was $6,119,000, an increase of $1,289,000, or 27%, from our revenue for the three months ended March 31, 2002 (the March 2002 period"), which was $4,830,000. The largest component of revenue was turnkey systems labor revenue, which increased to $2,184,000 in the March 2003 period, from $1,636,000 in the March 2002 period, reflecting a 34% increase. This increase was substantially the result of an increase in spending for information systems in the human services marketplace and our ability to provide the staff necessary to generate additional revenue. Revenue from third party hardware and software increased to $979,000 in the March 2003 period, from $492,000 in the March 2002 period, which represents an increase of 99%. Sales of third party hardware and software are made primarily in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. License revenue increased to $594,000 in the March 2003 period, from $534,000 in the March 2002 period, reflecting an increase of 11%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase was substantially the result of an increase in spending for information systems in the human services marketplace. Maintenance revenue increased to $1,714,000 in the March 2003 period, from $1,508,000 in the March 2002 period, reflecting an increase of 14%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. The data center (service bureau) revenue decreased to $459,000 in the March 2003 period, from $470,000 in the March 2002 period, reflecting a decrease of 2%. Revenue from the sales of our small turnkey division remained constant at $190,000 for both the March 2003 and 2002 periods.

Revenue from contracts from government agencies represented 62% of revenue in the March 2003 period and 41% of revenue in the March 2002 period. This reflects an increase in new government contracts, particularly relating to contracts with two new county agencies.

Gross profit increased to $2,426,000 in the March 2003 period from $1,685,000 in the March 2002 period, reflecting an increase of 44%. Our gross margin percentage increased to 40% in the March 2003 period from 35% in the March 2002 period. Our gross margins have increased as a result of increased maintenance and license revenue and to a lesser extent, an increase in our labor revenue. Our infrastructure costs with respect to our maintenance division are substantially in place and as new maintenance revenue occurs, our gross profit margins are improved accordingly.

Selling, general and administrative expenses were $1,591,000 in the March 2003 period, reflecting an increase of 32% from the $1,203,000 in the March 2002 period. This increase was substantially in the area of sales and marketing costs, particularly salaries and commissions, as well as an increase in general and administrative salaries, legal costs and provisions for bonuses.

We incurred product development expenses of $510,000 in the March 2003 period, an increase of 55% from the $329,000 in March 2002 period. The increase in product development expense is the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules including Minimum Data Set (MDS) reporting which is designed to address Federal reporting requirements and a Computerized Physician Order Entry
(CPOE) module as well as continued investment in core products including a new version of our addictions management software products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest expense was $33,000 in the March 2003 period, a decrease of $18,000, or 35%, from the $51,000 in the March 2002 period. This decrease the result of reduced borrowing during the March 2003 period.

Interest income was $12,000 in the March 2003 period, an increase of $3,000, or 34%, from the $9,000 in the March 2002 period. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations.

We have a net operating loss tax carry forward of approximately $9 million. In the March 2003 period, we recorded a current income tax expense of $33,000, which related to various state and local taxes as well as a provision for the Federal alternative minimum tax. In addition, we recognized a partial deferred tax benefit in the amount of $137,000, which was offset by a reduction in the deferred tax valuation allowance of the same amount. In the March 2002 period we provided for taxes in the amount of $8,000. This provision was based upon certain state taxes.

As a result of the foregoing factors, in the March 2003 period, we had a net income of $271,000, or $.07 per share (basic) and $.06 per share (diluted). For the March 2002 period, we had net income of $103,000, or $.03 per share basic and diluted.

Liquidity and Capital Resources

We had working capital of approximately $9.5 million at March 31, 2003 as compared to working capital of approximately $9.2 million at December 31, 2002. The increase in working capital was substantially the result of our net income after adding back depreciation and amortization and partially offset by the acquisition of equipment.

In June 2001, we entered into a financing arrangement with Fleet Bank. This financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. We have begun preliminary discussions with Fleet Bank with respect to the options available to us upon the expiration of the revolving line of credit. The term loan bears interest at a fixed rate of 7.95% per annum and amounts outstanding under the revolving line of credit bear interest at the prime rate. Under our revolving line of credit, we can borrow an aggregate amount equal to up to 75% of eligible receivables up to a maximum of $1.5 million. The maximum available to us at March 31, 2003 under the foregoing borrowing base formula was $1.5 million. The proceeds of the term loan are designated for acquisitions as well as for product enhancements specific to California requirements. The revolving line of credit is available for general working capital needs. We did not use the revolving line of credit from inception through March 31, 2003. We have made principal payments on the $2.5 million term loan and the amount outstanding at March 31, 2003 is $1.63 million.

On February 27, 2003, our Board of Directors authorized the purchase of up to $100,000 of our common stock at any time the market price is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. We expect to fund these stock repurchases from our operating cash flow. As of March 31, 2003, we have not made any stock repurchases.

Based on our outstanding contracts and our continuing business, we believe that our cash flow from operations, the availability under our financing agreement, if extended, and our cash on hand will be sufficient to enable us to continue to operate without additional funding for at least the next twelve months. It is possible that we may need additional funding if we go forward with certain acquisitions or if our business does not develop as we anticipate or if our expenses, including our software development costs relating to our expansion of our product line and our marketing costs for seeking to expand the market for our products and services to include smaller clinics and facilities and sole group practitioners, exceed our expectation.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. If we fail to make any acquisitions our future growth will be limited to only internal growth. As of the date of this Form 10-Q quarterly report, we did not have any agreements formal or informal or understandings with respect to any material acquisitions, and we cannot give any assurance that we will be able to complete any material acquisitions.

Critical Accounting Policies and Estimates

Revenue Recognition - We recognize revenue principally from the licensing of software and from consulting and maintenance services rendered in connection with such licensing activities. Information processing revenue is recognized in the period in which the service is provided. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. We also derive revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. Consulting revenue is recognized when the services are rendered. No revenue is recognized prior to obtaining a binding commitment from the customer.

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

Capitalized Software Development Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for our computer software products is generally based upon achievement of a detail program design free of high risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility these costs are expensed as incurred and included in research and development. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products range from 3 to 5 years.

We periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate our long-lived assets for financial impairment, and continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions and may be identified by words such as "expect", "anticipate", "believe" and similar expressions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in our Form 10-K for the year ended December 31, 2002 under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in this Form 10-Q quarterly report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Item 3. Quantitive and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Most of our debt is at fixed rates of interest after completing an interest rate swap agreement, which effectively converted our variable rate debt into a fixed rate debt of 7.95%. Therefore, if LIBOR rates increase above 7.95%, it may have a positive effect on our net income.

Most of our invested cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If market interest rates decrease by 10 percent from levels at March 31, 2003, the effect on our net income would be a decrease of approximately $2,300 per year.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

        Exhibit No.         Description
        ----------          -----------

        99.1 Certification of Chief Executive Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        99.2 Certification of Chief Financial Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSMART TECHNOLOGIES, INC.




*James L. Conway             Chief Executive Officer             April 29, 2003
----------------------      (Principal Executive Officer)
James L. Conway



 *Anthony F. Grisanti        Chief Financial Officer             April 29, 2003
----------------------      (Principal Financial and
Anthony F. Grisanti          Accounting Officer)



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James L. Conway certify that:

1. I have reviewed this quarterly report on Form 10-Q of Netsmart Technologies, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003                                  *James L. Conway
                                                        ---------------------
                                                        James L. Conway
                                                        Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Anthony F. Grisanti certify that:

1. I have reviewed this quarterly report on Form 10-Q of Netsmart Technologies, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003                                  *Anthony F. Grisanti
                                                       ----------------------
                                                        Anthony F. Grisanti
                                                        Chief Financial Officer