Form 10-K/A
period 2002-12-31
NETSMART TECHNOLOGIES INC
filed 2003-06-18
CIK 1011028

NETSMART TECHNOLOGIES, INC.
146 NASSAU AVENUE
ISLIP, NEW YORK 11751


June 17, 2003


Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza

Washington, D.C.  20549

Dear Sirs:


Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Netsmart Technologies, Inc. (the "Company") is the Company's amended Annual Report on Form 10-K-A for the year ended December 31, 2002.


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

        Securities registered pursuant to Section 12(b) of the Act: ____

           Securities registered pursuant to Section 12(g)of the Act:

    Title of Each Class              Outstanding shares as of February 11, 2003
  -----------------------           -------------------------------------------
  Common Stock, par value                     3,956,633
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

DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1.  Business

Introduction


We develop market and support application software products to providers of services in the health and human services market, including mental health clinics, substance abuse clinics, psychiatric hospitals, public health agencies, managed care organizations and correctional facilities. Our software products perform patient management, billing, scheduling, and electronic medical records solutions for all modalities of care. These products are deployed utilizing current technologies. We sell our software products through our wholly owned subsidiary, Creative Socio-Medics Corporation, either on a license or a subscription basis to health care providers and we offer our clients software support under maintenance agreements. The maintenance contracts provide us with a recurring revenue stream.

We are a supplier of practice management systems to the behavioral health market, with over 500 contracts in place, representing approximately 50,000 clinicians, including 24 state agencies and installations in 43 states.


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

HIPAA. As one of the most established suppliers of practice management solutions
-----
to the behavioral health and substance abuse industry, we believe that we can benefit as a result of the Health Insurance Portability and Accountability Act, which is generally known as HIPAA. HIPAA essentially mandates the Health and Human Services department of the U.S. Government to enact standards regarding the standardization, privacy and security of health care information that will begin to take effect in the latter part of 2003.

We believe that this legislation will have the effect of requiring the under-automated health and human services industry to make the leap to install automated systems. We believe that our product suite, in conjunction with products offered by other companies with which we have a marketing arrangement, enables us to offer comprehensive enterprise-wide solutions for all human service providers.

Increased Demand. As a result of the recent acts of terrorism, the demand for
----------------
services in the mental health and public health services has increased. Anxiety and fear have gripped many people who are now seeking mental health services. This increased demand puts more pressure on providers to improve the efficiency of care through the use of practice management and clinical systems. We believe that the potential threat of bio terrorism will also put similar pressure on public health agencies to improve their delivery capabilities in much the same way.

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

Risk Factors



Because we are particularly dependent upon government contracts, any decrease in funding for entitlement programs could result in decreased revenue.


We market our health information systems principally to behavioral health facilities, many of which are operated by government entities and include entitlement programs. During 2002, we generated 52% of our revenue from contracts that are directly or indirectly with government agencies, as compared with 40% in 2001 and 51% in 2000. Government agencies generally have the right to cancel contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our revenue would decline if state agencies reduce this funding.

Changes in government regulation of the health care industry may adversely affect our revenue, operating expenses and profitability.

Our business is based on providing systems for behavioral and public health organizations in both the public and private sectors. The federal and state governments have adopted numerous regulations relating to the health care industry, including regulations relating to the payments to health care providers for various services, and our systems are designed to provide information based on these requirements. The adoption of new regulations can have a significant effect upon the operations of health care providers, particularly those operated by state agencies. Furthermore, changes in regulations in the health care field may force us to modify our health information systems to meet any new record-keeping or other requirements and may impose added costs on our business. If that happens, we may not be able to generate revenues sufficient to cover the costs of developing the modifications. In addition, any failure of our systems to comply with new or amended regulations could result in reductions in our revenue and profitability.

If we are not able to take advantage of technological advances, we may not be able to remain competitive and our revenue may decline.

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

Because of our size, we may have difficulty competing with larger companies that offer similar services, which may result in decreased revenue.

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

Because we are dependent on our management, the loss of key executive officers could disrupt our business and our financial performance could suffer.

Our business is largely dependent upon our senior executive officers, Messrs. James L. Conway, our chief executive officer, Gerald O. Koop, our president, and Anthony F. Grisanti, our chief financial officer. Although we have employment agreements with these officers, the employment agreements do not guarantee that the officers will continue with us, and each of these officers has the right to terminate his employment with us on 90 days notice. Our agreements with Messrs. Conway and Grisanti are scheduled to expire on December 31, 2003, although each of Messrs. Conway and Grisanti has the right on ninety, days notice to extend his agreement for successive additional one year periods. In addition, Mr. Koop's employment agreement is scheduled to expire on December 31, 2003, following which he is expected to continue to work with us for a five-year period pursuant to a consulting agreement between us dated January 1, 2001. Our business may be adversely affected if any of our key management personnel or other key employees left our employ.

If we are unable to protect our intellectual property, our competitors may gain access to our technology, which could harm our ability to successfully compete in our market.

We have no patent protection for our proprietary software, and we rely on non-disclosure agreements with our employees. In addition, this protection does not prevent our competitors from independently developing products similar or superior to our products and technologies. To further develop our services or products, we may need to acquire licenses for intellectual property. These licenses may not be available on commercially reasonable terms, if at all. Our failure to protect our proprietary technology or to obtain appropriate licenses could have a material adverse effect on our business, operating results or financial condition. Since our business is dependent upon our proprietary products, the unauthorized use or disclosure of this information could harm our business.

We also cannot guarantee that in the future, third parties will not claim that we infringed on their intellectual property. Asserting our rights or defending against third party claims could involve substantial costs and diversion of resources, which could materially and adversely affect us.

The covenants in our loan agreement restrict our financial and operational flexibility, including our ability to complete additional acquisitions, invest in new business opportunities, or pay down certain indebtedness.

Our revolving credit and term loan agreement contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, make other restricted payments, swap or sell assets, merge or consolidate, or make acquisitions. An event of default under our loan agreement could allow the lender to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our consolidated assets to secure the debt under our loan agreement. If the amounts outstanding under the loan agreement were accelerated, the lender could proceed against those consolidated assets. Any event of default, therefore, could have a material adverse effect on our business. Our loan agreement also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default.

Our growth may be limited if we cannot make acquisitions.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity, which could dilute our earnings or the book value per share of our common stock. Our stock price may adversely affect our ability to make acquisitions for equity or to raise funds for acquisitions through the issuance of equity securities. If we fail to make any acquisitions, our future growth may be limited. As of the date of this prospectus, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions, we could have difficulty integrating the acquired company's personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us, and our officers may exercise their rights to terminate their employment with us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

We do not anticipate, and our loan agreement prohibits, the payment of dividends on our common stock, therefore, investors cannot rely on dividends to increase the value of their investment in Netsmart.

We have never paid a cash dividend and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We presently intend to retain future earnings, if any, in order to provide funds for use in the operation and expansion of our business. Consequently, investors cannot rely on the payment of dividends to increase the value of their investment on Netsmart. In addition, we are a party to a loan agreement which prohibits us from paying cash dividends without the prior consent of our lender.

The employment contracts with our executive officers and provisions of Delaware law may deter or prevent a takeover attempt and may reduce the price investors might be willing to pay for our common stock.

The employment contracts between us and each of James Conway, Gerald Koop and Anthony Grisanti provide that in the event there is a change in control of Netsmart, the employee has the option to terminate his employment agreement. Upon such termination, each of Messrs. Conway, Koop and Grisanti has the right to receive a lump sum payment equal to the sum of

|*|      his compensation for a twelve-month period plus
|*|      an amount equal to his monthly compensation multiplied by

o        the greater of  30  and
o 1.5 times the number of years the employee has been employed by Netsmart, but not more than 36.

In addition, Delaware law restricts business combinations with stockholders who acquire 15% or more of a company's common stock without the consent of the company's board of directors.

These provisions could deter or prevent a takeover attempt and may also reduce the price that certain investors might be willing to pay in the future for shares of our common stock

Any issuance of preferred stock may adversely effect the voting power and equity interest of our common stock.

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

Shares may be issued pursuant to options and warrants which may adversely affect the market price of our common stock.

We may issue stock upon the exercise of options to purchase shares of our common stock pursuant to our long term incentive plans, of which options to purchase 664,702 shares were outstanding at December 31, 2002. The exercise of these options and the sale of the underlying shares of common stock may have an adverse effect upon the price of our stock.

In addition, we may issue stock upon the exercise of warrants to purchase an aggregate of 768,544 shares of our common stock pursuant to various agreements, of which warrants to purchase 708,544 shares were outstanding at December 31, 2002. The exercise of these warrants and the sale of the underlying shares of common stock may have an adverse effect upon the price of our stock.


Health and Human Services Systems and Services

We develop, market and support computer software which enables health and human services healthcare organizations to provide a full range of services in a network computing environment.


Users typically purchase one of several healthcare information systems, in the form of a perpetual license to use the system, as well as purchasing professional services, support, and maintenance. In addition, we resell third party hardware and software to our customers pursuant to value added resale arrangements with them. Since our products are designed to operate on hardware platforms that either support the Microsoft Windows operating system platform (Win_2000, NT, XP), or Unix operating system (IBM -AIX, Sun Microsystems-Solaris, Hewlett Packard-HPUX). We also offer these products. Due to the fact that our products operate on a variety of platforms, we are not dependent on any single hardware vendor or operating system. Since our products utilize the Cache database and development software provided by Intersystems Corporation, we resell this software. Due to the fact that our products are designed to operate solely with Cache products, we are dependent on Cache products for our operations. The professional services include project management, training, consulting and software development services, which are provided either on a time and material basis or pursuant to a fixed-price contract. The software development services may require the adaptation of health care information technology systems to meet the specific requirements of the customer.


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

o Avatar - Practice Management: This system is a comprehensive solution providing patient management functions, billing, tracking, scheduling, and reporting for inpatient treatment facilities.

o Avatar - Clinician Workstation: This workstation provides a clinician with documentation and medical record management including assessment, care planning, progress notes and on-line medical records. The clinician workstation is our electronic medical record system for behavioral health, which integrates the clinical tools necessary for an interdisciplinary approach to the delivery of human services.

o Methadone Clinical System: Pursuant to a joint marketing agreement with Mallinckrodt Pharmaceutical Specialties, a division of Mallinckrodt Inc., we offer a solution for dispensing, admissions and medical records, counselor and reception/security specifically for methadone clinics. We can integrate Methadone Clinical System with our other behavioral health products.

o Avatar - Managed Care: The managed care and employee assistance program modules include such features as service request management, contact tracking (patients, providers, others), import of eligibility information by contract, provider search by location, specialty, contract, hospital privileges, claims adjudication and payment.

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


We had a backlog of orders, including ongoing maintenance and data center contracts for our behavioral health information systems of $25.3 million at December 31, 2002 and $16.5 million at December 31, 2001. We expect to fill approximately $21.3 million of the 2002 backlog during 2003.

The major components of backlog is revenue of approximately $15 million from existing turnkey contracts. Maintenance of approximately $7 million that is comprised of both amounts expected to be filled under unexpired maintenance contracts and also amounts that are subject to automatic renewal, and unexpired Data Center contracts of approximately $2 million calculated using historical experience to determine future useage.

Data Center

Since our inception the Data Center has provided software which performs clinical and billing services for outpatient facilities, including mental health, alcohol and substance abuse facilities. Services include statistical reporting, data entry, electronic billing and submission.

All of our products and services are offered not only in a turnkey mode of operation but also in an Application Service Provider (ASP) mode in which the client uses our software products with part or all of the software's operation taking place on the computer facilities of our data centers. At present we have a data center service facility in Islip, New York and anticipate opening an additional facility in Ohio in 2003.

Revenue from our Data Center was approximately $1,957,000 or 8.9% of revenue for 2002, $2,042,000 or 11.3% of revenue for 2001 and $2,263,000 or 11.2% of revenue for 2000.

During 2002, two customers each accounted for more than 10% of the total Data Center revenue. One customer was a New York State agency, which accounted for $199,000, or 10.2% of total Data Center revenue. The other client was a hospital in New York City, which accounted for $225,000, or 11.5% of total Data Center revenue. During 2001, this same major hospital accounted for $351,000, or 17.2% of total Data Center revenue. During 2000, two customers each accounted for more than 10% of the total Data Center revenue. Both were hospitals in New York City, one of which accounted for $447,000 or 19.7% of total Data Center revenue and the other which accounted for $269,000, or 11.9% of total Data Center revenue. None of the above mentioned clients accounted for more than 10% of our consolidated revenue.

Our Data Center backlog at December 31, 2002 was $2,076,000. We anticipate that all of this backlog will be earned in 2003. The Data Center backlog at December 31, 2001 was $1,974,000.


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


Additionally, we face significant competition in the Data Center medical systems ASP market. General ASP utilities offer clients use of computer facilities and operations staff to process either generalized medical software or software selected by the client from other software vendors. Large billing and clearing house computer service companies provide a broad area of billing for a diverse marketplace. Many organizations start with billing as their primary reason for automation spending. Several types of professional service firms offer departmental staff to operate a client's already in-house system when the client believes that such an approach will provide the needed expertise at a cost effective price. Our ASP service is focused on providing a complete and cost effective service to a specific set of sectors in the large health and human services marketplace. Behavioral health requires the ideal organization of software, systems and staff to enable a client to maximize service at a reasonable cost. Most important is that the service is based on the exclusive use of the Company's proprietary suite of Avatar products which enables a potential client to initiate the use of any part of a broad array of needed clinical and financial systems for as long as these functions are needed knowing that these services are developed, operated, and updated by a professional IT staff which is on call as needed. In addition, our experience is that, once a client has contracted for services, it generally remains a client and is unaffected by competitive offerings. Some of our clients have been working with us for up to thirty years. We believe our specialized experience and investment in related software provides us with a competitive advantage.

We compete in the Health and Human Services Systems market with the following behavioral healthcare vendors:

         Anasazi Software, Inc.
         Askesis Development Group, Inc.
         Civerex Systems, Inc.
         CMHC Systems
         Geneva Software
         InfoMC, Inc.
         IMPEL Strategic Solutions

         Multi-Health Systems, Inc.
         Qualifacts System inc.
         Raintree Systems Inc.
         SecureHEALTH Inc.
         Sequest Technologies Inc.
         The Echo Group
         UNI/CARE Systems, Inc.
         XAKTsoft, Inc.

As our business has expanded to the sale of larger integrated healthcare delivery systems, we have begun to compete with companies such as Siemens, HBOC, IDX, Meditech, Quadramed, and Misys. In the public health arena, We have competed against QS Technologies, MANTECH, and QS Inc.

Competitive Position:

Creative Socio-Medics has been in business since 1968. As a core part of its strategic business model, Creative bids on competitive procurements numerous times during the calendar year and has a very high win ratio, which is evidence of its leadership. This is especially evident in the statewide mental health/mental retardation field with Creative's dominance in that marketplace having for which it has 26 statewide systems.


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


We have not paid any cash dividends to the holders of our common stock since our organization and do not anticipate that we will pay any dividends in the foreseeable future. We currently intend to retain any future earnings for use in the operation and development of our business and for potential acquisitions. In addition, the terms of our revolving credit and term loan agreement prohibits us from paying cash dividends.

Sales of Unregistered Securities

On April 10, 2002, the Company issued to Newbridge Securities Corporation, Series E Common Stock Purchase Warrants to purchase 200,000 shares in connection with a financial advisory agreement whereby the Company will pay consulting fees in addition to the issuance of the warrants. These warrants, which expire over various times ranging from one to two years, were valued at $.24 per warrant, which represented the costs of the services based upon the contractual agreement. Either party may terminate the agreement. The warrants have the following exercise price, vesting dates and expiration date for the number of shares set forth below:


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


The issuance of the foregoing securities was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public placement.


                      Equity Compensation Plan Information
                      ------------------------------------

The following table sets forth information relating to our compensation plans as of December 31, 2002.
                                                                                   Number of securities
                                                                                   --------------------
                                                                                   remaining available for
                                                                                   -----------------------
                                                                                   future issuance under
                                                                                   ---------------------
                              Number of securities to      Weighted-average        equity compensation
                              -----------------------      ----------------        -------------------
                              be issued upon exercise      exercise price of       plans (excluding
                              -----------------------      -----------------       ----------------
                              of outstanding options,      outstanding options,    securities reflected in
                              -----------------------      -------------------     -----------------------
Plan Category                 warrants and rights          warrants and rights     column (a)
-------------                 -------------------          -------------------     ----------
                                                 (a)                       (b)                      (c)



Equity compensation
plans approved by
security holders                   1,038,246                     $6.172                15,000
Equity compensation
plans not approved by
security holders                     395,000                     $5.446                    --
                                   ---------                      -----                -------
Total                              1,433,246                     $5.97                 15,000





The terms of the options and warrants to purchase 395,000 shares not approved by shareholders to be issued are as follows:

|*| warrants to purchase 100,000 shares of common stock at an exercise price of $5.45 per share were issued in 1999 in connection with a financial advisory agreement, whereby we paid consulting fees in addition to the issuance of the warrants. These warrants were valued at $.58 per warrant, which represented the cost of services based upon the contractual agreement. The exercise price of the warrants represented a 15% premium over the market value of the stock at the time of issuance. These warrants will expire in October 2004.

|*| warrants to purchase 20,000 shares of common stock at an exercise price of $4.20 per share were issued in 1999 for financial services rendered. These warrants were valued at $2.20 per warrant based upon the Black-Scholes calculation, which included an interest rate of 5.51%, and a volatility rate of .3. The exercise price of the warrants was the market value of the stock at the time of issuance. These warrants will expire in October 2004.

|*| options to purchase 75,000 shares at a price of $6.50 per shares were issued as an inducement to a new employee. These options will expire in March 2005.

|*| warrants to purchase 200,000 shares at prices ranging from $2.70 to $8.00 per share were issued in 2002 in connection with a financial advisory agreement, whereby we paid consulting fees in addition to the issuance of the warrants. See "Sales of Unregistered Securities."




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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Our operations are grouped into two segments:

|*|      Software and Related Systems and Services
|*|      Data Center (service bureau services)

Results of Operations

Fixed price software development contracts and licenses accounted for 44% and 38% of consolidated revenue for the years ended December 31, 2002 and 2001, respectively. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue was affected. Our time spent on projects during the second half of the year generally ranges from 1% to 3% less than time spent on projects during the first half of the year.

Years Ended December 31, 2002 and 2001

Our total revenue for 2002 was $22,126,000, an increase of $4,007,000, or 22%, from our revenue for 2001, which was $18,119,000.

Revenue from contracts from government agencies represented 52% of revenue in 2002 and 40% of revenue in 2001. This reflects an increase in new government contracts.

Software and Related Systems and Services

Our Software and Related Systems and Services revenue for 2002 was $20,169,000, an increase of $4,092,000, or 25%, from our revenue for 2001, which was $16,077,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.The largest component of revenue was turnkey systems labor revenue, which increased to $7,418,000 in 2002, from $6,568,000 in 2001, reflecting a 13% increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development.The increase in turnkey systmens labor revenue was substantially the result of an increase in spending for the information systems in the human services marketplace and our ability to provide the staff necessary to generate additional revenue. Labor rate price changes from 2002 to 2001 resulted in a 1% increase in the average daily billing rate and accounted for approximately $76,000, or 9%, of the total turnkey systems labor increase. Revenue from third party hardware and software increased to $3,822,000 in 2002, from $2,390,000 in 2001, which represents an increase of 60%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. License revenue increased to $1,753,000 in 2002, from $747,000 in 2001, reflecting an increase of 135%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. The increase in license revenue was the result of an increase in spending for information systems in the human services marketplace. Maintenance revenue increased to $6,247,000 in 2002, from $5,192,000 in 2001, reflecting an increase of 20%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased to $929,000 in 2002, from $1,180,000 in 2001, reflecting a decrease of 21%. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month. We are experiencing a decline in small turnkey systems as a result of a redirection of our sales efforts to larger turnkey sales.

Gross profit increased to $6,636,000 in 2002 from $5,095,000 in 2001, reflecting an increase of 30.2%. Our gross margin percentage increased to 32.9% in 2002 from 31.7% in 2001. Although license and maintenance revenue, which are highly margined revenue components, increased in 2002, our gross margin percentage did not increase proportionately. This is because the mix of our revenue components for 2002 included a larger amount of third party hardware and software revenue than 2001. Our third party hardware and software revenue yields margins significantly less than our margins from human services revenue.

Data Center (Service Bureau Services)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $1,957,000 in 2002 from $2,042,000 in 2001, representing a decrease of $85,000, or 4%. In 2001, we provided additional services to a client for fees in the amount of $120,000. These services were not provided for in 2002.

Gross profit decreased to $946,000 in 2002 from $1,023,000 in 2001. Our gross margin percentage decreased from 50.1% in 2001 to 48.3% in 2002. This decrease was the result of the reduction in revenue with no corresponding decrease in costs.

Operating expenses

Selling, general and administrative expenses were $5,168,000 in 2002, reflecting an increase of $784,000 or 18% from the $4,384,000 in 2001. This increase was substantially in the area of provisions for bonuses, which increased by $190,000, investor relations, which increased by $97,000, consulting fees, which increased by $77,000, general insurance, which increased by $71,000, G&A salaries which increased by $46,000, non recurring costs related to the national users conference of $110,000 and settlement of a lawsuit for $69,000.

We incurred product development expenses of $1,318,000 in 2002, a decrease of 1% from the $1,335,000 in 2001. During 2002, we continued to invest in improved functionality and technology in our products, but at a lesser extent than in 2001.

Interest and other expenses was $262,000 in 2002, an increase of $75,000, or 40%, from the $187,000 in 2001. This increase was substantially the result of interest associated with the $2,500,000 term loan, which we received in June 2001 and an other than temporary decline in the value of a security.

Interest and other income consisted of interest income of $46,000 in 2002 which was generated from short term investments and interest income of $42,000 which was generated from short term investments, and other income of $30,000, which relates to a gain realized on stock investment in 2001.

We have a net operating loss tax carry forward of approximately $9 million. In 2002, we recorded current income tax expense of $84,000, which related to various state and local taxes. In addition, we recognized a partial deferred tax benefit in the amount of $400,000 principally due to a reduction in the valuation allowance of $400,000 related to our net operating loss carry forward. In 2001 we recorded an income tax benefit of $31,000. This benefit was based upon an overaccrual of state and federal taxes in 2000 as well as the recognition of an additional $6,000 benefit of our operating loss carry forward.

As a result of the foregoing factors, in 2002, we had a net income of $1,195,000, or $.32 per share (basic) and $.29 per share (diluted). For 2001, we had net income of $315,000, or $.09 per share (basic) and $.08 per share (diluted).

Years Ended December 31, 2001 and 2000

Our total revenue for 2001 was $18,119,000, a decrease of $2,052,000, or 10%, from our revenue for 2000, which was $20,171,000.

Revenue from contracts from government agencies represented 40% of revenue in 2001 and 51% of revenue in 2000. This decrease reflects a reduction in new government contracts.

Software and Related Systems and Services

Our Software and Related Systems and Services revenue for 2001 was $16,077,000, a decrease of $1,831,000, or 10%, from our revenue for 2000, which was $17,908,000. The largest component of revenue was turnkey systems labor revenue, which increased to $6,568,000 in 2001, from $6,502,000 in 2000, reflecting a 1% increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes such categories as training, installation, project management and development. Although there was a general decline in the sales of turnkey systems due to an industry wide slowdown in information technology purchasing activity, we were able to generate additional labor revenue for customization and enhancements services for our existing client base as well as increase our average daily billing rate by 7%. Revenue from third party hardware and software decreased to $2,390,000 in 2001, from $4,158,000 in 2000, which represents a decrease of 43%. Sales of third party hardware and software are made in connection with the sales of turnkey systems and were affected by the decline in the sales of turnkey systems. These sales are typically made at lower gross margins than our behavioral health systems and services revenue. License revenue decreased to $747,000 in 2001, from $2,603,000 in 2000, reflecting a decrease of 71%. License revenue is generated as part of a sale of a human services health information system pursuant to a contract or purchase order that includes delivery of the system and maintenance and is affected by the decline in revenue from turnkey systems. Maintenance revenue increased to $5,192,000 in 2001, from $3,521,000 in 2000, reflecting an increase of 48%. As turnkey systems are completed, they are transitioned to the maintenance division. Included in 2001 is $935,000 of maintenance revenue related to contracts for Advanced Institutional Management Systems ("AIMS") software. We acquired the rights to the AIMS software, including its installed customer base, in May 2001. Revenue from the sales of our small turnkey division increased to $1,180,000 in 2001, from $1,124,000 in 2000, reflecting an increase of 5%.%. Small turnkey division sales relate to turnkey contracts that are less than $50,000, in the methadone dispensing market and are usually completed within one month.

Gross profit decreased to $5,095,000 in 2001 from $6,977,000 in 2000, reflecting a decrease of 27%. Our gross margin percentage decreased to 32% in 2001 from 39% in 2000. This decrease was the result of a decrease in our license revenue mentioned above. In addition, the gross margin associated with the AIMS maintenance revenue is lower than the gross margin experienced with our other maintenance revenue.

Data Center

The data center (service bureau) revenue decreased to $2,042,000 in 2001, from $2,263,000 in 2000, reflecting a decrease of 10%, or $221,000. In 2000, we provided additional services to one client for fees in the amount of $226,000 as compared to $120,000 in 2001. This represented $106,000 of the decrease. The remaining $115,000 reduction was the result of a smaller client base.

Gross profit decreased to $1,023,000 in 2001 from $1,238,000 in 2000. Our gross margin percentage decreased from 54.7% in 2000 to 50.1% in 2001. This decrease was the result of the reduction in revenue with no corresponding decrease in costs.

Operating expenses

Selling, general and administrative expenses were $4,384,000 in 2001, reflecting a decrease of $331,000, or 7%, from the $4,715,000 in 2000. This decrease was substantially due to a reduction in employee bonus provisions, which decreased by $454,000 and costs which decreased by $181,000 related to issuance and extensions of warrants that were issued for financial consulting services.
These decreases were partially offset by an increase in sales and marketing costs of $172,000 and an increase in legal fees of $157,000.

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

Interest and other income consisted of interest income of $42,000, which was generated from short-term investments and other income of $30,000 which relates to a gain realized on stock investment.

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

In June 2001, we entered into a revolving credit and term loan agreement with Fleet Bank ("Fleet"). This financing provides us with a five-year term loan of $2.5 million, as well as a two-year $1.5 million revolving line of credit. The term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with Fleet whereby we converted our variable interest rate on the term loan to a fixed rate of 7.95%. The revolving line of credit bears interest, at the Company's option, to be equal to either (i) LIBOR plus 2.0% or
(ii) the prime rate and incur an annual facility fee of 0.5%. Under our revolving line of credit, we can borrow up to 75% of eligible receivables up to a maximum of $1.5 million.

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

The terms of our revolving credit and term loan agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of December 31, 2002, we were in compliance with the financial covenants of this agreement.

During 2001, we acquired the intellectual property, customer contracts and certain other assets of AIMS. The acquisition was accounted for under the purchase method of accounting. The principal assets acquired were the AIMS' customer base and the rights to AIMS' Correctional and Public Health Systems software. The purchase price consisted of $500,000 in cash and 180,000 shares of our stock, valued at $376,200, which was the market price on the date of acquisition. In addition, pursuant to the terms of the acquisition agreement, on or before April 27,2004, we may be required to issue up to 100,000 additional shares of common stock based upon revenue derived from new contracts for the AIMS systems. The value of such shares, if issued, will be charged to operations. We also assumed certain contract obligations. We allocated $194, 986 of assumed contract obligations to the purchase price. The total cost of the acquisition, which included legal and accounting fees associated with the acquisition, was $1,161,100, of which $167,000 was allocated to software development and $994,100 was allocated to customer lists.

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




The following table summarizes, as of December 31, 2002, our obligations and commitments to make future payments under debt, capital leases and operating leases:

Contractual Obligations         Payments Due by
-----------------------         ---------------
                                     Period
                                     ------
                                Total        Less than    1-3 years   4-5 years   Over 5 years
                                -----        ---------    ---------   ---------   ------------
                                             1 year
                                             ------

Long Term Debt(1)               1,750,012    500,000      1,000,000   250,012            --

Capital Lease Obligations(2)       12,609     10,808          1,801        --            --

Operating Leases(3)               593,000    473,000        120,000        --            --
                                ---------    -------      ---------   -------        -------

Total Contractual Cash
Obligations                     2,355,621    983,808      1,121,801   250,012            --

                                =========    =======      =========   =======        =======
----------
(1)  See Note 7 to Netsmart's Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000, which describes the Company's financing agreement.
(2)  See Note 10 to Netsmart's Consolidated Financial Statements for the
years ended December 31, 2002, 2001 and 2000, which describes the Company's
Capital Lease Obligation.
(3)  See Note 12 to Netsmart's Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000, which describes the Company's Operating
Lease Obligations.

Based on our outstanding contracts and our continuing business, we believe that our cash flow from operations, the availability under our financing agreement and our cash on hand will be sufficient to enable us to fund our operations for at least the next twelve months. It is possible that we may need additional funding if we go forward with certain acquisitions or if our business does not develop as we anticipate or if our expenses, including our software development costs relating to our expansion of our product line and our marketing costs for seeking to expand the market for our products and services to include smaller clinics and facilities and sole group practitioners exceed our expectation.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

         Revenue Recognition
         Impairment of Capitalized Software Development Costs
         Impairment of Customer Lists


Revenue Recognition: Revenue associated with fixed price turnkey sales consists of the following components; licensing of software, labor associated with the installation and implementation of the software and maintenance services rendered in connection with such licensing activities. Revenue from fixed price software development contracts and revenue under license agreements, which require significant modification of the software package to the customer's specifications, are recognized on the estimated percentage-of-completion method. Using the units-of-work-performed method to measure progress towards completion, revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. We also derive revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. Consulting revenue is recognized when the services are rendered. Data Center revenue is recognized in the period in which the service is provided. The above sources of revenue are recognized when, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable an collectibility is probable.

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

Impairment of Capitalized Software Development Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for our computer software products are generally based upon achievement of a detail program design free of high risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility these costs are expensed as incurred and included in research and development. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products range from 3 to 5 years.

We periodically perform reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Impairment of Customer Lists - Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate our long-lived assets for financial impairment, and continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying amount of such assets, the assets are adjusted to their fair values.

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Most of our debt is at fixed rates of interest after completing an interest rate swap agreement, which effectively converted our variable rate debt into a fixed rate debt of 7.95%. Therefore if the LIBOR plus 2.5% rate increases above 7.95%, it may have a positive effect on our net income.



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

In thousands, except per share data amounts
                                    1st Quarter   2nd Quarter   3rd Quarter      4th Quarter
                                    -----------   -----------   -----------      -----------


                  2002 (a)

Total revenue                       $  4,830       $  5,447      $  6,044          $  5,805
Gross profit                           1,685          1,843         1,880             2,174
Net income                               103            142           202               748

Per share amounts:
  Net earnings - Basic:             $    .03        $   .04      $    .05          $    .19
                                     =======         ======       =======           =======

Net earnings - Diluted:             $    .03        $   .04      $    .05          $    .18
                                     =======         ======       =======           =======

                  2001

Total revenue                       $  4,575        $ 4,665      $  4,575          $  4,304
Gross profit                           1,482          1,577         1,486             1,573
Net income                                65             70            50               130

Per share amounts:
  Net earnings - Basic:             $   0.02        $  0.02      $   0.01          $   0.04
                                     =======         ======       =======           =======

  Net earnings - Diluted:           $   0.02        $  0.02      $   0.01          $   0.03
                                     =======         ======       =======           =======

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

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant.

Our directors and executive officers are as follows:

Name                           Age      Position
----                           ---      --------

James L. Conway                55       Chief executive officer and director
Gerald O. Koop                 64       President and director
Anthony F. Grisanti            53       Chief financial officer, treasurer and
                                        secretary
John F. Phillips               65       Vice president and director
Joseph G. Sicinski(1 & 2)      70       Director
Edward D. Bright               66       Chairman of the board and director
Francis J. Calcagno(1 & 2)     53       Director
John S.T. Gallagher(1 & 2)     72       Director

------------
(1)        Member of the compensation committee.
(2)        Member of the audit committee.


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


Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Nasdaq Stock Exchange. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and Nasdaq. Based solely upon our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2002, except that John Phillips filed 38 days late for a filing due December 10, 2002 and 36 days late for a filing due December
12, 2002.


Item 11.          Executive Compensation.

         Set forth below is information with respect to compensation paid or accrued by us for 2002, 2001 and 2000 to our chief executive officer and to each of our other officers whose salary and bonus for 2002 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                      Annual                    Long-Term
                                                      ------                    ---------
                                                     Compensation               Compensation
                                                     ------------               ------------
                                                                                (Awards)
                                                                                --------
                                                                                Options, SARs
                                                                                -------------
Name and Principal Position             Year          Salary       Bonus        (Number)
---------------------------             ----          ------       -----        --------
James L. Conway, CEO                    2002         $193,151      $120,000       20,000
                                        2001          182,239        61,261           --
                                        2000          177,120       102,515       21,000
Gerald O. Koop, president               2002          170,807       170,408       20,000
                                        2001          160,959        97,874           --
                                        2000          156,480       139,269       21,000
John F. Phillips, vice president        2002          170,807        60,000       15,000
                                        2001          160,959        41,041           --
                                        2000          156,480        83,973       18,750
Anthony F. Grisanti, chief financial    2002          148,463       106,000       16,000
officer                                 2001          139,679        65,821           --
                                        2000          135,840       104,656       18,750

The bonuses for Mr. Koop includes accrued commissions of $165,408 for 2002, $82,874 for 2001 and $94,568 for 2000. These commissions will be paid in installments through 2003.



In January 2001, we entered into employment agreements with Messrs. James L.
Conway, John F. Phillips, Gerald O. Koop and Anthony F. Grisanti for a term of three years for Messrs. Conway and Grisanti and two years for Messrs. Koop and Phillips. We believe that these officers are vital to our business. Each of the officers has the right to extend the term for an additional year. Following termination of the employment term, or earlier at the discretion of the officer, each of the officers has the right to continue as a part-time consultant for a term of five years for annual compensation of $75,000. Pursuant to these employment agreements, these officers received the following salaries in 2002:
Mr. Conway - $178,751, Mr. Koop - $156,407, Mr. Phillips - $156,407, and Mr.
Grisanti - $134,063. The agreements provide for annual increases associated with cost of living indexes. The agreements provide that the executives are eligible to participate in a bonus pool to be determined annually by the board, based on the executive's performance. The agreements also provide each of these officers with an automobile allowance, which is included under "Salary", and insurance benefits. In the event of the officer's dismissal or resignation or a material change in his duties or in the event of a termination of employment by the executive or by us as a result of a change of control, the officer may receive severance payments of between 30 and 36 months' compensation. In January 2001, we entered into a consulting agreement with Mr. Bright - see Item 13, Certain
Relationships and Related Transactions.

Compensation Committee Interlocks and Insider Participation

During fiscal 2002, our compensation committee consisted of Messrs. Clacagno, Gallagher and Sincinski. None of them were our officers or employees during fiscal 2002 nor did any of them have any relationship with us that is required to be disclosed under this heading.


Option Exercises and Outstanding Options


The following table sets forth information concerning the grants of options made during the year.

                    Options / SAR Grants in Last Fiscal Year
                    ----------------------------------------
                                                                                                      Potential Realized Value at
                                                                                                      ---------------------------
                                                                                                      Assumed Annual Rates of Stock
                                                                                                      -----------------------------
                                                                                                      Price Appreciation for Option
                                                                                                      -----------------------------
                                                      Individual Grants                               Term (4)
                                                      -----------------                               --------

                               Number of       % of Total
                               ---------       ----------
                               Securities      Options / SARS
                               ----------      --------------
                               Underlying      Granted to
                               ----------      ----------
                               Options / SARS  Employees in      Exercise or Base
                               --------------  ------------      ----------------
Name                           Granted # (1)   Fiscal Year (2)   Price ($/Sh) (3)   Expiration Date     5%($)         10%($)
----                           -------------   ---------------   ----------------   ---------------     -----         ------

James L. Conway, CEO              20,000           11.2%               $2.50           3/11/08          $17,005       $38,578

Gerald O. Koop, President         20,000           11.2%               $2.50           3/11/08          $17,005       $38,578

John F. Phillips, Vice President  15,000            8.4%               $2.50           3/11/08          $12,754       $28,934

Anthony F. Grisanti, CFO          16,000            9.0%               $2.50           3/11/08          $13,604       $30,862

----------
(1)  Includes options granted during fiscal 2002.

(2) Based on a total of 178,500 shares subject to options granted to employees under Netsmart's option plans in 2002.

(3) Under all stock option plans, the option purchase price is equal to the fair market value at the date of the grant. Options were granted to executives on March 11, 2002.

(4) In accordance with U.S. Securities and Exchange Commission rules, these columns show gain that could accrue for the respective options, assuming that the market price of Netsmart common stock appreciates from the date of grant over a period of 6 years at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executives from these options will be zero.



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


 Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value
                (All options were fully exercisable at year end)





                                                    Number of
                                                    Securities          Value of
                                                    Underlying          Unexercised In-
                        Shares                      Unexercised         the-Money
                        Acquired         Value      Options at Fiscal   Options at Fiscal
         Name           Upon Exercise    Realized   Year End            Year End
         ----           -------------    --------   --------            --------

James L. Conway           21,000         $62,769      68,250             $ 43,380
Gerald O. Koop            21,000         $62,769     100,000              321,900
John F. Phillips          30,000        $140,100      83,750              269,591
Anthony F. Grisanti        5,052         $18,339      34,750               88,310


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

                                                             Percent of
                                                             ----------
                                                             Outstanding Common
                                                             ------------------
Name and Address                                  Shares     Stock
----------------                                  ------     -----
John F. Phillips                                  221,427            5.5%
146 Nassau Avenue
Islip, New York 11751

Edward D. Bright                                  198,172            4.9%
Gerald O. Koop                                    179,665            4.4%
James L. Conway                                   178,717            4.4%
Anthony F. Grisanti                               134,815            3.4%
Joseph G. Sicinski                                 25,000              *
Francis J. Calcagno                                 5,000              *
John S.T. Gallagher                                20,000              *
All directors and officers as a group (seven      962,796           22.0%
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

Item 13. Certain Relationships and Related Transactions.


         In August 2001, we entered into an non exclusive investment banking agreement Dominick & Dominick, Inc., of which Mr. Francis J. Calcagno, one of our directors, is a senior managing director. Mr. Calcagno was not a director at the time we entered into this agreement with Dominick & Dominick. Dominick & Dominick holds warrants to purchase 100,000 shares of common stock at an exercise price of $5.45 per share. These warrants were issued pursuant to a nonexclusive investment banking agreement dated September 8, 1999. During 2002, this non exclusive investment banking agreement was terminated.


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

Date:  February 21, 2003

By:  /s/ James L. Conway
     --------------------
     James L. Conway
     Chief Executive Officer

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

Date:  February 21, 2003

By:  /s/ Anthony F. Grisanti
     -----------------------
     Anthony F. Grisanti

     Chief Financial Officer

                  Sarbanes-Oxley Act Section 906 Certifications
                  ---------------------------------------------

In connection with this annual report on Form 10-K of Netsmart Technologies, Inc., for the period ended December 31, 2002, I James L. Conway, Chief Executive Officer of Netsmart Technologies, Inc., hereby certify pursuant to 18 U.S.C.ss. 1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  February 21, 2003

By:  /s/ James L. Conway
     -------------------
     James L. Conway

     Chief Executive Officer


In connection with this annual report on Form 10-K of Netsmart Technologies, Inc. for the period ended December 31, 2002, I, Anthony F. Grisanti, Chief Financial Officer of Netsmart Technologies, Inc., hereby certify pursuant to 18 U.S.C.ss. 1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

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

2.                Financial Statement Schedules
                  None

3.                Reports on Form 8-K
                  None


4.                Exhibits
                  3.1(1)   Restated Certificate of Incorporation, as amended
                  3.2(1)   By-Laws
                  10.1(2)  Employment Agreement dated January 1, 2001, between the Registrant and James L. Conway.
                  10.2(2)  Employment Agreement dated January 1, 2001, between the Registrant and John F. Phillips.
                  10.3(2)  Employment Agreement dated January 1, 2001, between the Registrant and Gerald O. Koop.
                  10.4(2)  Employment  Agreement  dated  January  1,  2001,
                           between  the  Registrant  and  Anthony F. Grisanti.
                  10.5(2)  Consulting Agreement dated January 1, 2001, between the Registrant and Edward D. Bright
                  10.6(1)  1993 Long-Term Incentive Plan.
                  10.7(3)  1998 Long-Term Incentive Plan.
                  10.8(4)  1999 Long-Term Incentive Plan.
                  10.9(5)  2001 Long-Term Incentive Plan.
                  10.10(4) 1999 Employee Stock Purchase Plan
                  10.11(2) Agreement dated June 1, 2001, between the Registrant and Fleet Bank.
                  10.12(6) AIMS Acquisition Agreement
                  21.1     Subsidiaries of the Registrant.
                  23.1     Independent Auditors' Consent
                  25.1     Powers of attorney (See Signature Page)


----------
(1) Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.


(2)  Filed herewith.


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

(6)  Filed as an exhibit to the Registrant's 8-K dated May 10, 2001.

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


Revenue Recognition - The Company recognizes revenue principally from the licensing of its software and maintenance services rendered in connection with such licensing activities. Information processing revenue is recognized in the period in which the service is provided. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. The Company also derives revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. The above sources of revenue which do not require significant customization or modification are recognized when, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. In addition, consulting revenue is recognized when the services are rendered.

Software development revenue from time-and-materials contracts, which require customization and modification, are recognized as services are performed. Revenue from fixed price software development contracts and revenue under license agreements which require significant modification of the software package to the customer's specifications, are recognized on the estimated percentage-of-completion method. Progress towards completion on a contract is measured using the units of work performed method. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.


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

Estimated useful lives are as follows:

Equipment                                                       3-5 Years
Furniture and Fixtures                                            5 Years
Leasehold Improvements                                          2-5 Years

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
                                           =======       =======      =======

[4] Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

                                                        December 31,
                                                        -----------
                                                   2002             2001
                                                   ----             ----

Costs Incurred on Uncompleted Contracts        $ 18,599,730      $ 16,065,533
Estimated Profits                                10,501,200         8,803,818
                                                 ----------        ----------

Total                                            29,100,930        24,869,351
Billings to Date                                 31,158,378        25,045,225
                                                 ----------        ----------

    Net                                        $ (2,057,448)     $   (175,874)
                                                 ==========        ==========

Included in the accompanying consolidated balance sheet under the following captions:

Costs and estimated profits in
excess of interim billings                     $  3,857,522      $ 3,783,356
Interim billings in excess of
costs and estimated profits                      (5,914,970)      (3,959,230)
                                                  ---------       ----------

    Net                                        $ (2,057,448)     $  (175,874)
                                                  =========       ==========
                                      F-19

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


interest at LIBOR plus 2.5%. The revolving line of credit will bear interest, at the Company's option, to be equal to either (i) LIBOR plus 2.0% or (ii) the Prime Rate, and incur an annual facility fee of 0.5%. On July 12, 2001, the Company entered into an interest rate swap agreement on the term loan at 7.95% for five years (Note 12). The financing agreement contains certain covenants including limitations on the Company's ability to incur liens, enter into change of control transactions, maintain a minimum net worth at $9,000,000 and requires the maintenance of certain financial ratios. The interest rate on the previous facility was prime plus 2%. As of December 31, 2002, the Company owes approximately $1,750,000 on the term loan, of which $500,000 is classified as a current liability and the balance is classified as a long term liability. The Company has not utilized any borrowing availability on the $1.5 million revolving line of credit. The borrowing is collateralized by a first priority security interest and lien on all the assets of the Company.


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

                                        NETSMART TECHNOLOGIES, INC.


Dated:  June 16, 2003                   By:   /s/*
                                        -------------------------------
                                        James L. Conway, Chief Executive Officer

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

     Signature                        Title                           Date
     ---------                        -----                           ----

/s/*                          Chief Executive Officer             June 16, 2003
--------------------          and Director (Principal
James L. Conway               Executive Officer)

/s/*                          Chief Financial Officer             June 16, 2003
--------------------          (Principal Financial and
Anthony F. Grisanti           Accounting Officer)

/s/*                          Director                            June 16, 2003
--------------------
Edward D. Bright

/s/*                          Director                            June 16, 2003
--------------------
John F. Phillips


/s/*                          President and Director              June 16, 2003
--------------------
Gerald O. Koop


/s/*                          Director                            June 16, 2003
--------------------
Joseph G. Sicinski


/s/*                          Director                            June 16, 2003
--------------------
Francis J. Calcagno


/s/*                          Director                            June 16, 2003
--------------------
John S.T. Gallagher