Form 10-Q/A
period 2003-03-31
NETSMART TECHNOLOGIES INC
filed 2003-06-18
CIK 1011028

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Our operations are grouped into two segments:

|*|      Software and Related Systems and Services
|*|      Data Center [service bureau services]


Results of Operations


Fixed price software development contracts and licenses accounted for 49% of consolidated revenue for the three months ended March 31, 2003 and 2002, respectively. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue could be affected. Our time spent on projects during the second half of the year generally ranges from 1% to 3% less than time spent on projects during the first half of the year.


Three Months Ended March 31, 2003 and 2002


Our total revenue for the three months ended March 31, 2003 (the "March 2003 period") was $6,119,000, an increase of $1,289,000, or 27%, from our revenue for the three months ended March 31, 2002 (the March 2002 period"), which was $4,830,000. Revenue from contracts from government agencies represented 62% of revenue in the March 2003 period and 41% of revenue in the March 2002 period. This reflects an increase in new government contracts, particularly relating to contracts with two new county agencies.


Software and Related Systems and Services



Our Software and Related Systems and Services revenue for the March 2003 period was $5,661,000, an increase of $1,300,000, or 29.8%, from our revenue for the March 2002 period, which was $4,360,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.



The largest component of revenue was turnkey systems labor revenue, which increased to $2,184,000 in the March 2003 period, from $1,636,000 in the March 2002 period, reflecting a 34% increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. This increase was substantially the result of an increase in spending for information systems in the human services marketplace and our ability to provide the staff necessary to generate additional revenue. Labor rate price changes from March 2003 period to the March 2002 period resulted in a 12% increase in the average daily billing rate and accounted for approximately $168,000, or 31%, of the total turnkey systems labor increase. Revenue from third party hardware and software increased to $979,000 in the March 2003 period, from $492,000 in the March 2002 period, which represents an increase of 99%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. License revenue increased to $594,000 in the March 2003 period, from $534,000 in the March 2002 period, reflecting an increase of 11%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase in license revenue was the result of an increase in spending for information systems in the human services marketplace. Maintenance revenue increased to $1,714,000 in the March 2003 period, from $1,508,000 in the March

2002 period, reflecting an increase of 14%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division remained constant at $190,000 for both the March 2003 and 2002 periods. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased to $2,234,000 in the March 2003 period from $1,477,000 in the March 2002 period, reflecting an increase of 51%. Our gross margin percentage increased to 40% in the March 2003 period from 34% in the March 2002 period. Our gross margins have increased as a result of increased maintenance and license revenue and to a lesser extent, an increase in our labor revenue. Our infrastructure costs with respect to our maintenance division are substantially in place and as new maintenance revenue occurs, our gross profit margins are improved accordingly.


Data Center


Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year, we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $459,000 in the March 2003 period, from $470,000 in the March 2002 period, representing a decrease of $11,000, or 2%.

Gross profit decreased to $192,000 in the March 2003 period from $209,000 in March 2002 period. Our gross margin percentage decreased to 42% in the March 2003 period from 44% in the March 2002 period. This decrease was the result of the reduction in revenue with no corresponding decrease in costs.

Operating Expenses

Selling, general and administrative expenses were $1,591,000 in the March 2003 period, reflecting an increase of $388,000 or 32% from the $1,203,000 in the March 2002 period. This increase was in the area of sales and marketing costs which increased by $149,000, particularly salaries and commissions which increased by $134,000, as well as an increase in general and administrative salaries which increased by $107,000 and provisions for bonuses which increased by $122,000.


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


In June 2001, we entered into a revolving credit and term loan agreement with Fleet Bank ("Fleet"). This financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. We have begun preliminary discussions with Fleet with respect to the options available to us upon the expiration of the revolving line of credit. The term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with Fleet whereby we converted our variable rate on the term loan to a fixed rate of 7.95%. The revolving line of credit bears interest at the Company's option to be equal to either (i) LIBOR plus 2.0% or (ii) the prime rate and incur an annual facility fee of 0.5%. Under our revolving line of credit, we can borrow up to 75% of eligible receivables up to a maximum of $1.5 million. The maximum available to us at March 31, 2003 under the borrowing base formula was $1.5 million. The proceeds of the term loan are designated for acquisitions as well as for product enhancements specific to California requirements. The revolving line of credit is available for general working capital needs. We did not use the revolving line of credit from inception through March 31, 2003. We have made principal payments on the $2.5 million term loan and the amount outstanding at March 31, 2003 is $1.63 million.

The terms of our revolving credit and term loan agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of March 31, 2003, we were in compliance with the financial covenants of this agreement.


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


We have entered into an interest rate swap agreement with Fleet Bank for the amount outstanding under the term loan agreement at 7.95% in order to reduce the interest rate risk associated with these borrowings.


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

         Revenue Recognition
         Impairment of Capitalized Software Development Costs
         Impairment of Customer Lists

Revenue Recognition: Revenue associated with fixed price turnkey sales consists of the following components: licensing of software, labor associated with the installation and implementation of the software; and maintenance services rendered in connection with such licensing activities. Revenue from fixed price software development contracts and revenue under license agreements, which require significant modification of the software package to the customer's specifications, are recognized on the estimated percentage-of-completion method. Using the units-of-work-performed method to measure progress towards completion, revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. We also derive revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. Consulting revenue is recognized when the services are rendered. Data Center revenue is recognized in the period in which the service is provided. The above sources of revenue are recognized when, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

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

The following table summarizes, as of March 31, 2003, our obligations and commitments to make future payments under debt, capital leases and operating leases:


Contractual Obligations              Payments Due by
-----------------------              ---------------
                                         Period
                                         ------
                                     Total      Less than      1-3 years   4-5 years   Over 5 years
                                     -----      ---------      ---------   ---------   ------------
                                                 1 year
                                                 ------

Long Term Debt                      1,625,014    500,000       1,000,000     125,014         --

Capital Lease Obligations              45,166     20,284          24,882         --          --

Operating Leases                      448,437    362,185          86,252         --          --
                                    ---------    -------       ---------     -------

Total Contractual Cash
Obligations                         2,118,617    882,469       1,111,134     125,014          --
                                    =========    =======       =========     =======       ======
                                                                                                                  -


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

Item 3. Quantitive and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Most of our debt is at fixed rates of interest after completing an interest rate swap agreement, which effectively converted our variable rate debt into a fixed rate debt of 7.95%. Therefore, if the LIBOR rate plus 2.5% increases above 7.95%, it may have a positive effect on our net income.


Most of our invested cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If market interest rates decrease by 10 percent from levels at March 31, 2003, the effect on our net income would be a decrease of approximately $2,300 per year.

Item 4. Controls and Procedures


Within the 90-day period prior to the initial filing of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit No.     Description
         ----------      -----------


         99.1 Certification of Chief Executive Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

         99.2 Certification of Chief Financial Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

         *  Previously Filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSMART TECHNOLOGIES, INC.



/s/*                          Chief Executive Officer             June 18, 2003
------------------------      (Principal Executive Officer)
James L. Conway

/s/*                          Chief Financial Officer             June 18, 2003
------------------------
Anthony F. Grisanti           (Principal Financial and
                              Accounting Officer)



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

Date:  June 18, 2003                                /s/
                                                    ---------------------------
                                                    James L. Conway
                                                    Chief Executive Officer

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

Date:  June 18, 2003                                /s/*
                                                    ---------------------------
                                                    Anthony F. Grisanti
                                                    Chief Financial Officer

                                Index of Exhibits
                                -----------------

Exhibit No.             Description
----------              -----------


99.1 Certification of Chief Executive Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.2 Certification of Chief Executive Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

         *  Previously Filed