Form 10-Q
period 2003-06-30
NETSMART TECHNOLOGIES INC
filed 2003-08-05
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003
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

Yes  X         No__
     --

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  __ No  X
            --


Number of shares of common stock outstanding as of July 23, 2003:    4,218,298
                                                                     =========

Netsmart Technologies, Inc. and Subsidiary

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                           Page
                                                                         ----


Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited)
 and December 31, 2002                                                    1-2

Condensed Consolidated Statements of Income - (Unaudited)
 Six Months Ended June 30, 2003 and June 30, 2002 and Three
 Months Ended June 30, 2003 and 2002                                       3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
 Six Months Ended June 30, 2003 and June 30, 2002                         4-5

Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)
 Six Months Ended June 30, 2003                                           6-7

Notes to Condensed Consolidated Financial Statements                      8-13

Item 2.  Management's Discussion and Analysis of

 Financial Condition and Results of Operations                           14-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        21

Item 4.  Controls and Procedures                                           22

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  22

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                      June 30,      December 31,
                                                      -------       -----------
                                                        2003            2002
                                                        ----            ----
                                                     Unaudited
                                                     ---------
Assets:
Current Assets:

        Cash and Cash Equivalents                  $  9,013,653    $  7,251,740
        Accounts Receivable - Net                     6,615,513       7,058,855
        Costs and Estimated Profits in Excess
          of Interim Billings                         2,863,084       3,857,522
        Deferred taxes                                  510,000         459,000
        Other Current Assets                            379,541         337,719
                                                    -----------      ----------

        Total Current Assets                         19,381,791      18,964,836
                                                    -----------      ----------

Property and Equipment - Net                            643,083         364,306
                                                    -----------      ----------

Other Assets:
        Software Development Costs - Net              1,123,751         382,387
        Customer Lists - Net                          3,001,348       2,141,855
        Deferred taxes less current portion             490,000         441,000
        Other Assets                                    238,908         121,419
                                                    -----------       ---------

Total Other Assets                                    4,854,007       3,086,661
                                                    -----------       ---------

Total Assets                                        $24,878,881     $22,415,803
                                                    ===========     ===========


See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                       June 30,     December 31,
                                                       -------      -----------
                                                         2003          2002
                                                         ----          ----
                                                      Unaudited
                                                      ---------

Liabilities and Stockholders' Equity:
Current Liabilities:
    Current Portion - Long Term Debt                 $   666,667    $   500,000
    Current Portion Capital Lease Obligations             64,206          9,886
    Accounts Payable                                     600,422      1,166,145
    Accrued Expenses                                   1,419,353      1,063,559
    Interim Billings in Excess of Costs
      and Estimated Profits                            7,276,886      5,914,970
    Deferred Revenue                                     520,007      1,095,412
                                                      ----------     ----------

    Total Current Liabilities                         10,547,541      9,749,972
                                                      ----------     ----------

    Capital Lease Obligations - Less current portion     116,346          1,864
    Long Term Debt - Less current portion              1,333,349      1,250,012
    Interest Rate Swap at Fair Value                      91,783        107,713
                                                      ----------     ----------

    Total Non Current Liabilities                      1,541,478      1,359,589
                                                      ----------     ----------

Commitments and Contingencies

Stockholders' Equity:
    Preferred Stock - $.01 Par Value,
      3,000,000 Shares Authorized;
      None issued and outstanding                            --             --

    Common Stock - $.01 Par Value; Authorized
      15,000,000 Shares; Issued 4,277,933
      shares at June 30, 2003 and 4,046,430
      at December 31, 2002                                42,779         40,464

    Additional Paid in Capital                        22,170,409     21,411,777
    Unearned Compensation                                    --         (14,400)
    Accumulated Comprehensive loss - Interest
      Rate Swap                                          (91,783)      (107,713)
    Accumulated Deficit                               (8,583,262)    (9,375,774)
                                                      ----------     ----------
                                                      13,538,143     11,954,354
    Less:  cost of shares of Common Stock held
      in treasury - 112,539 shares at June 30, 2003
      and 89,797 at December 31, 2002                    748,281        648,112
                                                      ----------      ---------

    Total Stockholders' Equity                        12,789,862     11,306,242
                                                      ----------     ----------

Total Liabilities and Stockholders' Equity           $24,878,881    $22,415,803
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------

                                                    Six months ended                Three months ended
                                                        June 30,                          June 30,
                                                 ----------------------           ----------------------
                                                 2003              2002           2003              2002
                                                 ----              ----           ----              ----
Revenues:
  Software and Related
    Systems and Services:
    General                                    $  8,261,681   $  6,299,687      $  4,314,720  $  3,447,798
    Maintenance Contract
      Services                                    3,487,205      3,022,288         1,773,651     1,513,798
                                                -----------    -----------       -----------   -----------
    Total Software and Related
      Systems and Services                       11,748,886      9,321,975         6,088,371     4,961,596

  Data Center Services                              959,303        955,395           500,765       485,702
                                                -----------    -----------       -----------   -----------

  Total Revenues                                 12,708,189     10,277,370         6,589,136     5,447,298
                                                -----------    -----------       -----------   -----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                       5,332,140      4,450,324         2,780,532     2,441,743
    Maintenance Contract
      Services                                    1,739,901      1,771,212           873,775       896,137
                                                -----------    -----------       -----------   -----------
    Total Software and Related
      Systems and Services                        7,072,041      6,221,536         3,654,307     3,337,880

  Data Center Services                              531,676        526,945           265,464       266,012
                                                -----------    -----------       -----------   -----------

  Total Cost of Revenues                          7,603,717      6,748,481         3,919,771     3,603,892
                                                -----------    -----------       -----------   -----------

Gross Profit                                      5,104,472      3,528,889         2,669,365     1,843,406
                                                -----------    -----------       -----------   -----------
Selling, General and
  Administrative Expenses                         3,279,724      2,484,522         1,689,141     1,281,327
Research and Development                            943,027        684,460           432,590       355,531
                                                -----------    -----------       -----------    ----------

  Total                                           4,222,751      3,168,982         2,121,731     1,636,858
                                                -----------    -----------       -----------    ----------

Income from Operations before Interest              881,721        359,907           547,634       206,548

Interest Income                                      30,628         20,453            18,325        11,274

Interest and Other Expense                          101,837        108,661            59,632        57,287
                                                -----------    -----------       -----------     ---------

Income before Income Tax Expense (Benefit)          810,512        271,699           506,327       160,535

Income Tax Expense (Benefit)                         18,000         26,000           (15,000)       18,000
                                                -----------    -----------       -----------     ---------

Net Income                                     $    792,512   $    245,699      $    521,327  $    142,535
                                                ===========    ===========       ===========     =========

Earnings Per Share of Common Stock:
 Basic:
   Net Income                                  $        .20   $        .07      $        .13  $        .04
                                                ===========    ===========       ===========   ===========

   Weighted Average Number of Shares of
     Common Stock Outstanding                     4,008,390      3,695,923         4,077,399     3,696,709
                                                ===========    ===========       ===========   ===========

  Diluted:
    Net Income                                 $        .18   $        .06      $        .12  $        .04
                                                ===========    ===========       ===========   ===========

   Weighted Average Number of Shares of
     Common Stock and Common Stock
     Equivalents Outstanding                      4,377,111     4,047,746          4,416,714     4,055,479
                                                ===========    ==========        ===========   ===========

See Notes to Consolidated Financial Statements.

                                       3

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                           Six months ended
                                                                June 30,
                                                           ----------------
                                                         2003            2002
                                                         ----           ----
Operating Activities:
  Net Income                                          $   792,512    $  245,699
                                                        ---------     ---------

  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
    Depreciation and Amortization                         521,149       517,606
    Bad Debt Expense                                       99,067        90,813
    Amortization of Warrants Issued for Services
      and Costs Related to Warrant Extension               15,525        24,873
    Deferred Taxes                                       (100,000)          --

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                   344,275      (210,828)
    Costs and Estimated Profits in
     Excess of Interim Billings                           994,438      (384,305)
    Other Current Assets                                  (41,822)      (39,413)
    Other Assets                                           22,511         8,004

 Increase [Decrease] in
  Accounts Payable                                       (565,723)     (107,999)
  Accrued Expenses                                        348,986       176,575
  Interim Billings in Excess of
    Costs and Estimated Profits                         1,300,656       166,767
  Deferred Revenue                                       (575,405)     (266,072)
                                                        ---------      --------

 Total Adjustments                                      2,363,657       (23,979)
                                                        ---------      --------

Net Cash Provided by
  Operating Activities                                  3,156,169       221,720
                                                        ---------      --------

Investing Activities:
  Acquisition of Property and Equipment                  (213,544)     (121,811)
  Net Cost of CareNet Acquisition                      (1,047,845)          --
                                                        ---------       -------

 Net Cash Used In Investing Activities                 (1,261,389)     (121,811)
                                                        ---------       -------


See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                                     Six months ended
                                                                          June 30,
                                                                     -----------------
                                                                   2003                2002
                                                                   ----                ----
Financing Activities:

  Payments on Capitalized Lease Obligations                      $   (14,524)      $    (19,360)
  Net Proceeds from Stock Options and Warrants Exercised             131,653              9,550
  Payments on Term Loan                                             (249,996)          (249,996)
                                                                  ----------        -----------

  Net Cash Used in Financing Activities                             (132,867)          (259,806)
                                                                  ----------        -----------

  Net Increase (Decrease) in Cash
    and Cash Equivalents                                           1,761,913           (159,897)

  Cash and Cash Equivalents -
    Beginning of Period                                            7,251,740          3,837,226
                                                                  ----------        -----------

  Cash and Cash Equivalents -
    End of Period                                                $ 9,013,653       $  3,677,329
                                                                  ==========        ===========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                     $   103,825       $    110,703
    Income Taxes                                                 $    97,709       $     14,727

Non Cash Investing and Financing Activities:
  The fair value of the interest rate swap calculated at June 30, 2003 was $91,783. The fair value of the interest rate swap calculated at June 30, 2002 was $80,691. The Company acquired equipment in the amount of $183,326 in connection with a capital lease during the six months ended June 30, 2003.

During the six months ended June 30, 2003, stock options to purchase 81,503 shares of common stock were exercised and proceeds of $124,343 were received by the Company in payment of the exercise prices of such options, including
$100,170 paid by delivery of shares of the Company's common stock valued at the market price on the date of exercise in accordance with the cashless exercise provisions of the Company's stock option plan.

During the six months ended June 30, 2003, the Company issued 100,000 shares of common stock in connection with its acquisition of CareNet acquisition. See Note
13. These shares were valued at $528,000 which was based upon the average stock price three days before and after the acquisition was agreed to and announced.
The Company also issued a $500,000 three-year promissory note and assumed contract obligations and vacation liabilities totaling $68,068.

See Notes to Condensed Consolidated Financial Statements.

                                       5

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Six Months Ended June 30, 2003

Common Stock $.01 Par Value Authorized                  Shares          Amount
                                                        ------          ------
15,000,000 Shares

 Beginning Balance - December 31, 2002                 4,046,430      $ 40,464

Common Stock Issued - Exercise of Options                 81,503           815

Common Stock Issued - Exercise of Warrants                50,000           500

Common Stock Issued - Acquisition                        100,000         1,000
                                                       ---------        ------

Ending Balance - June 30, 2003                         4,277,933      $ 42,779
                                                       =========        ======


See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - (Unaudited)
--------------------------------------------------------------------------------

For the Six Months Ended June 30, 2003

Additional Paid-In Capital Common Stock:                 Shares      Amount
                                                         ------      ------

 Beginning Balance - December 31, 2002                             $ 21,411,777
Common Stock Issued - Exercise of Options                               123,527
Common Stock Issued - Exercise of Warrants                              106,980
Common Stock Issued - Acquisition                                       527,000
Costs Related to Warrant Extension                                        1,125
                                                                     ----------

Ending Balance - June 30, 2003                                     $ 22,170,409
                                                                     ==========

Accumulated Deficit
  Beginning Balance - December 31, 2002                            $ (9,375,774)
  Net Income                                                            792,512
                                                                     ----------

  Ending Balance - June 30, 2003                                   $ (8,583,262)
                                                                     ==========

Accumulated Comprehensive Loss - Interest Rate Swap:
  Beginning Balance - December 31, 2002                            $   (107,713)
  Change in Fair Value of Interest Rate Swap                             15,930
                                                                     ----------

  Ending Balance - June 30, 2003                                   $    (91,783)
                                                                     ==========

Treasury Stock
  Beginning Balance - December 31, 2002                   89,797   $   (648,112)
Treasury Shares From Cashless
  Exercise of Stock Options                               22,742       (100,169)
                                                         -------     ----------

  Ending Balance - June 30, 2003                         112,539   $   (748,281)
                                                         -------     ----------

Total Stockholders' Equity                                         $ 12,789,862
                                                                     ==========

Unearned Compensation
  Beginning Balance - December 31, 2002                            $    (14,400)
  Amortization of Warrants Issued for Services                           14,400
                                                                     ----------

  Ending Balance - June 30, 2003                                   $        --
                                                                     ==========

See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations for the three and six months ended June 30, 2003 and 2002 and the changes in cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

(2) The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its Form 10-K/A for the year ended December 31, 2002.

(3) Income per share - The following table sets forth the components used in the computation of basic and diluted earnings per share:

                                            Six Months Ended June 30,     Three Months Ended June 30,
                                            ------------------------      --------------------------
                                             2003              2002         2003              2002
                                             ----              ----         ----              ----
Numerator:
  Net income                               $   792,512    $   245,699     $   521,327     $   142,535

Denominator:
  Weighted average shares                    4,008,390      3,695,923       4,077,399       3,696,709
                                             ---------     ----------       ---------       ---------
  Effect of dilutive securities:
    Employee stock options                     354,722        351,359         337,527         358,307
    Stock warrants                              13,999            464           1,788             463
                                             ---------     ----------       ---------       ---------
    Dilutive potential common shares           368,721        351,823         339,315         358,770
                                             ---------     ----------       ---------       ---------

    Denominator for diluted earnings per
      share-adjusted weighted average shares
      after assumed conversions              4,377,111      4,047,746       4,416,714       4,055,479
                                             =========      =========       =========       =========

(4) Stock Options and Similar Equity Instruments - At June 30, 2003, the Company had three stock-based employee compensation plans. As permitted under SFAS No.
148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting
Standards Board Interpretation No. 44, "Accounting for Certain Transactions
Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                   Six Months Ended June 30,    Three  Months Ended June 30,
                                                   ------------------------     ---------------------------
                                                     2003            2002         2003               2002
                                                     ----            ----         ----               ----

Net Income as Reported                             $ 792,512     $ 245,699     $ 521,327         $ 142,535

Deduct:  Total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of related tax effect            298,624        78,093       162,223            57,976
                                                    --------      --------      --------          --------

Pro Forma Net Income                               $ 493,888     $ 167,606     $ 359,104         $  84,559
                                                    ========      ========      ========          ========

Basic Net Income Per Share as Reported             $     .20     $     .07     $     .13         $     .40
                                                    ========      ========      ========          ========

Basic Pro Forma Net Income Per Share               $     .12     $     .05     $     .09         $     .20
                                                    ========      ========      ========          ========

Diluted Net Income Per Share as Reported           $     .18     $     .06     $     .12         $     .40
                                                    ========      ========      ========          ========
..04

Diluted Pro Forma Net Income Per Share             $     .11     $     .04     $     .08         $     .20
                                                    ========      ========      ========          ========

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                                   Six Months Ended
                                                                   ----------------
                                                               June 30,          June 30,
                                                               -------           -------
                                                                 2003              2002
                                                                 ----              ----
Expected Life (Years)                                               5                 5
Interest Rate                                                    4.00%             4.00%
Annual Rate of Dividends                                            0%                0%
Volatility                                                         66%               63%

The weighted average fair value of options at date of grant using the fair value based method during 2003 and 2002 is estimated at $2.34 and $1.41 respectively.

(5) Income Taxes - The provision for income taxes for the period ended June 30, 2003, reflects a deferred tax provision of approximately $368,000 offset by a reduction in the deferred tax asset valuation allowance of the same amount.
During the June 2003 period, the Company recognized an additional $100,000 benefit from its net operating loss carry forward.

(6) On January 27, 2003, following stockholder approval of the amendment to the 2001 Plan to increase the number of shares of common stock available for issuance pursuant to the 2001 Plan, the Company granted to employees options to purchase 217,500 shares under the 2001 Plan at a price per share of $4.93, which was the fair market value at the date of grant. On May 22, 2003, the Company granted to employees additional options to purchase 152,500 shares under the 2001 Plan at a price per share of $4.37, which was the fair market value at the date of grant. The majority of the options granted to date under the 2001 Plan vest 50% after six months and 100% after one year.

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

                                                    Software and
                                                    ------------
                                                   Related Systems      Data Center
                                                   ---------------      -----------
Six Months Ended June 30,                           and Services         Services      Consolidated
------------------------                            ------------         --------      ------------
2003
----
Revenue                                            $ 11,748,886      $   959,303     $ 12,708,189
Income before income taxes                              624,427          186,085          810,512
Total identifiable assets at June 30, 2003           22,841,438        1,822,884       24,664,322

Six Months Ended June 30,
------------------------
2002
----
Revenue                                            $  9,321,975      $   955,395     $ 10,277,370
Income before income taxes                              124,101          147,598          271,699
Total identifiable assets at June 30, 2002           16,292,536        1,618,337       17,910,873

Three Months Ended June 30,
--------------------------
2003
----
Revenue                                            $  6,088,371      $   500,765     $  6,589,136
Income before income taxes                              395,263          111,064          506,327

Three Months Ended June 30,
--------------------------
2002
----
Revenue                                            $  4,961,596      $   485,702     $  5,447,298
Income before taxes                                      80,174           80,361          160,535

(8) On February 27, 2003, the Board of Directors authorized management to purchase up to $100,000 of the Company's common stock at any time the market price is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. The Company expects to fund these stock repurchases from its operating cash flow. As of June 30, 2003, the Company had not made any stock repurchases.

(9) On April 7, 2003, warrants to purchase 50,000 shares were exercised and the Company received gross proceeds of $134,500.

(10) New Accounting Pronouncements - In April 2002, the FASB issued SFAS No.
145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB
Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30
("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. The adoption of this standard did not have a material effect on the Company's consolidated financial position and results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial position or results of operations.

On April 30, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS
133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the impact that the adoption of SFAS No. 150 will have on its consolidated financial position or results of operations.

(11) In January 2003, warrants to purchase 448,535 shares of common stock at $12.00 per share were extended from January 31, 2003 to April 30, 2003. In April 2003, the Company agreed to extend these same warrants from April 30, 2003 to July 31, 2003. The Company re-measured the fair value of the warrants at the dates of extension. No financing costs were recorded associated with the warrant extensions made in January 2003, as there was no material change in their fair value. The Company charged $1,125 to operations related to the warrant extension made in April 2003. In July 2003, the Company agreed to extend these same warrants from July 31, 2003 to October 31, 2003. The Company re-measured the fair value of the warrants at the date of extension and will charge $5,211 of financing costs to operations in July 2003.

(12) Reclassifications - Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

(13) On June 25, 2003, the Company acquired substantially all of the assets of the CareNet segment ("CareNet") of Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. ("Adia"), pursuant to an asset purchase agreement dated June 25, 2003, among the Company, Adia and Steven Heintz, Jr., the president and majority shareholder of Adia. The principal assets acquired were the intellectual property and customer contracts of CareNet. The total purchase price, including acquisition costs, was $2,003,913 which consisted of 100,000 shares of common stock of the Company valued at $528,000, $838,740 in cash and a three-year promissory note in the principal amount of $500,000 payable in 36 equal monthly installments of principal plus interest at the average prime rate plus 1% as defined in the note agreement. Adia has received certain piggyback registration rights with respect to these 100,000 shares. The cash portion of the purchase price was paid out of existing working capital. The Company also assumed certain contractual obligations and liabilities totaling $68,068 and incurred $69,105 in legal and accounting costs which are included in the purchase price.

In addition, in connection with the acquisition, the Company entered into a non-compete and non-solicitation agreement with Steven Heintz, Jr. and Jennifer Lindbert for which they were paid a fee of an aggregate $140,000, which fee was paid in cash out of existing working capital and is included in "other assets" on the balance sheet.

The cost of the acquisition was allocated to purchased software in the amount of $883,075, customer lists in the amount of $1,097,138, covenant not to compete in the amount of $140,000 and computer hardware in the amount of $23,700. The Company is amortizing the purchased software over an eight-year life and the customer lists over a nine-year life. The covenant not to compete will be amortized over a three-year life.

The Company accounted for this acquisition pursuant to the purchase method of accounting. For accounting purposes the Company recorded the assets and related liabilities of CareNet effective as of June 30, 2003. The Company incorporated the operations of CareNet into its operations commencing July 1, 2003.

The following unaudited proforma condensed consolidated statements of operations assumes the CareNet acquisition occurred on January 1, 2002. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma statements have been made.

                                                  Six months ended June 30,
                                              (in 000's except Per Share Data)
                                                2003             2002
                                                ----             ----
Revenue                                        $13,063          $10,538
Net Income                                     $   801          $   193
Net Income Per Share - Basic                   $  0.20          $  0.05
                       Diluted                 $  0.18          $  0.05


(14) In July 2003, the Company's Board of Directors approved a cash dividend of $0.10 per share of common stock. The estimated amount to be charged to surplus based upon the shares outstanding is $421,830.

(15) In July 2003, each of the Company's President and its Chief Executive Officer exercised options for 70,000 shares of the Company's common stock by delivery of 17,096 shares of the Company's common stock valued at the market price on the date of exercise in accordance with the cashless exercise provisions of the Company's stock option plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our operations are grouped into two segments:
|X|     Software and Related Systems and Services
|X|     Data Center [service bureau services]

Results of Operations

Fixed price software development contracts and licenses accounted for 47% and 42% of consolidated revenue for the six months ended June 30, 2003 and 2002, respectively. We recognize revenue for fixed price contracts using the percentage of completion method. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue could be affected. Our time spent on projects during the second half of the year generally ranges from 1% to 3% less than time spent on projects during the first half of the year.

Six Months Ended June 30, 2003 and 2002

Our total revenue for the six months ended June 30, 2003 (the "June 2003 period") was $12,708,000, an increase of $2,431,000, or 24%, from our revenue for the six months ended June 30, 2002 (the June 2002 period"), which was $10,277,000. Revenue from contracts from government agencies represented 61% of revenue in the June 2003 period and 43% of revenue in the June 2002 period. This reflects an increase in new government contracts, particularly relating to contracts with two new county agencies.

Software and Related Systems and Services
-----------------------------------------

Our Software and Related Systems and Services revenue for the June 2003 period was $11,749,000, an increase of $2,427,000, or 26%, from our revenue for the June 2002 period, which was $9,322,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of revenue was turnkey systems labor revenue, which increased to $4,500,000 in the June 2003 period, from $3,549,000 in the June 2002 period, reflecting a 27% increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. This increase was substantially the result of an increase in spending for information systems in the human services marketplace and our ability to provide the staff necessary to generate additional revenue. Labor rate price changes from June 2003 period to the June 2002 period resulted in a 13% increase in the average daily billing rate and accounted for approximately $330,000, or 35%, of the total turnkey systems labor increase. Revenue from third party hardware and software increased to $2,146,000 in the June 2003 period, from $1,378,000 in the June 2002 period, which represents an increase of 56%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. License revenue increased to $1,245,000 in the June 2003 period, from $912,000 in the June 2002 period, reflecting an increase of 37%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase in license revenue was the result of an increase in spending for information systems in the human services marketplace. Maintenance revenue increased to $3,487,000 in the June 2003 period, from $3,022,000 in the June

2002 period, reflecting an increase of 15%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased to $371,000 in the June 2003 period, from $461,000 in the June 2002 period, reflecting a decrease of 20%. This decrease is the result a redirection of our sales efforts to larger turnkey sales. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased to $4,677,000 in the June 2003 period from $3,100,000 in the June 2002 period, reflecting an increase of 51%. Our gross margin percentage increased to 40% in the June 2003 period from 33% in the June 2002 period. Our gross margins have increased primarily as a result of increased maintenance and license revenue and, to a lesser extent, an increase in our labor revenue. Our infrastructure costs with respect to our maintenance division are substantially in place and as new maintenance revenue occurs, our gross profit margins are improved accordingly.

Data Center
-----------

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year, we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue increased to $959,000 in the June 2003 period, from $955,000 in the June 2002 period, representing an increase of $4,000, or less than 1%.

Gross profit remained constant at $428,000 for the June 2003 and 2002 periods. Our gross margin percentage remained constant at 45% for the June 2003 and 2002 periods.

Operating Expenses

Selling, general and administrative expenses were $3,280,000 in the June 2003 period, reflecting an increase of $795,000, or 32%, from the $2,485,000 in the June 2002 period. This increase was in the area of sales and marketing costs, which increased by $269,000, primarily as a result of increases in salaries and commissions by $250,000; an increase in general and administrative salaries, which increased by $158,000; and provisions for bonuses, which increased by $299,000.

We incurred product development expenses of $943,000 in the June 2003 period, an increase of 38% from the $684,000 in June 2002 period. The increase in product development expense is the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules including Minimum Data Set (MDS) reporting which is designed to address Federal reporting requirements and a Computerized Physician Order Entry
(CPOE) module, as well as continued investment in core products including a new version of our addictions management software products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $102,000 in the June 2003 period, a decrease of $7,000, or 6%, from the $109,000 in the June 2002 period. This decrease is the result of reduced borrowing during the June 2003 period.

Interest income was $31,000 in the June 2003 period, an increase of $11,000, or 55%, from $20,000 in the June 2002 period. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations.

We have a net operating loss tax carry forward of approximately $8.2 million. In the June 2003 period, we recorded a current income tax expense of $118,000, which related to various state and local taxes, as well as a provision for the

Federal alternative minimum tax. In addition, we recognized a partial deferred tax benefit in the amount of $368,000, which was offset by a reduction in the deferred tax valuation allowance of the same amount. We also re-evaluated the deferred tax valuation allowance and further reduced the allowance by $100,000. In the June 2002 period we provided for taxes in the amount of $26,000. This provision was based upon certain state taxes.

As a result of the foregoing factors, in the June 2003 period, we had a net income of $793,000, or $.20 per share (basic) and $.18 per share (diluted). For the June 2002 period, we had net income of $246,000, or $.07 per share (basic) and $.06 per share (diluted).

Three Months Ended June 30, 2003 and 2002

Results of Operations

Fixed price software development contracts and licenses accounted for 46% of consolidated revenue for the three months ended June 30, 2003 (the "June 2003 quarter") and 42% of consolidated revenue for the three months ended June 30, 2002 (the "June 2002 quarter"). We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue could be affected. Our time spent on projects during the second half of the year generally ranges from 1% to 3% less than time spent on projects during the first half of the year.

Our total revenue for the June 2003 quarter was $6,589,000, an increase of $1,142,000, or 21%, from our revenue for the June 2002 quarter, which was $5,447,000. Revenue from contracts from government agencies represented 61% of revenue in the June 2003 quarter and 44% of revenue in the June 2002 quarter. This reflects an increase in new government contracts, particularly relating to contracts with two new county agencies.

Software and Related Systems and Services
-----------------------------------------

Our Software and Related Systems and Services revenue for the June 2003 quarter was $6,088,000, an increase of $1,127,000, or 23%, from our revenue for the June 2002 quarter, which was $4,961,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of revenue was turnkey systems labor revenue, which increased to $2,282,000 in the June 2003 quarter or 19%, from $1,913,000 in the June 2002 quarter. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. This increase was substantially the result of an increase in spending for information systems in the human services marketplace and our ability to provide the staff necessary to generate additional revenue. Labor rate price changes from June 2003 quarter to the June 2002 quarter resulted in a 14% increase in the average daily billing rate and accounted for approximately $160,000, or 43%, of the total turnkey systems labor increase. Revenue from third party hardware and software increased to $1,167,000 in the June 2003 quarter, from $886,000 in the June 2002 quarter, which represents an increase of 32%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. License revenue increased to $650,000 in the June 2003 quarter, from $378,000 in the June 2002 quarter, reflecting an increase of 72%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase in license revenue was the result of an increase in spending for information systems in the human services marketplace. Maintenance revenue increased to

$1,774,000 in the June 2003 quarter or 17%, from $1,514,000 in the June 2002 quarter. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased to $216,000 in the June 2003 quarter, from $271,000 in the June 2002 quarter, reflecting a decrease of 20%. This decrease is the result a redirection of our sales efforts to larger turnkey sales. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased to $2,434,000 in the June 2003 quarter from $1,624,000 in the June 2002 quarter, reflecting an increase of 50%. Our gross margin percentage increased to 40% in the June 2003 quarter from 33% in the June 2002 quarter. Our gross margins have increased as a result of increased maintenance and license revenue and to a lesser extent, an increase in our labor revenue. Our infrastructure costs with respect to our maintenance division are substantially in place and as new maintenance revenue occurs, our gross profit margins are improved accordingly.

Data Center
-----------

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year, we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue increased to $501,000 in the June 2003 quarter, from $485,000 in the June 2002 quarter, representing an increase of $15,000, or 3%. The increase in revenue was due to an increase in the client base.

Gross profit increased to $235,000 in the June 2003 quarter from $220,000 in June 2002 quarter. Our gross margin percentage increased to 47% in the June 2003 quarter from 45% in the June 2002 quarter. This increase was the result of an increase in revenue with no corresponding increase in costs.

Operating Expenses

Selling, general and administrative expenses were $1,689,000 in the June 2003 quarter, reflecting an increase of $408,000, or 32%, from the $1,281,000 in the June 2002 quarter. This increase was in the area of sales and marketing costs, which increased by $120,000, primarily as a result of increases in salaries and commissions, which increased by $116,000; an increase in general and administrative salaries, which increased by $51,000; and provisions for bonuses which increased by $177,000.

We incurred product development expenses of $433,000 in the June 2003 quarter, an increase of 22% from the $356,000 in June 2002 quarter. The increase in product development expense is the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules including Minimum Data Set (MDS) reporting which is designed to address Federal reporting requirements and a Computerized Physician Order Entry
(CPOE) module as well as continued investment in core products including a new version of our addictions management software products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $60,000 in the June 2003 quarter, an increase of $3,000, or 5%, from the $57,000 in the June 2002 quarter. This increase was the related to interest associated with a new capitalized lease arrangement.

Interest income was $18,000 in the June 2003 quarter, an increase of $7,000, or 64%, from the $11,000 in the June 2002 quarter. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations.

We have a net operating loss tax carry forward of approximately $8.2 million. In the June 2003 quarter, we recorded a current income tax expense of $85,000, which related to various state and local taxes as well as a provision for the Federal alternative minimum tax. In addition, we recognized a partial deferred tax benefit in the amount of $231,000, which was offset by a reduction in the deferred tax valuation allowance of the same amount. We also reevaluated the deferred tax valuation allowance and further reduced the allowance by $100,000. In the June 2002 quarter we provided for taxes in the amount of $18,000. This provision was based upon certain state taxes.

As a result of the foregoing factors, in the June 2003 quarter, we had a net income of $521,000, or $.13 per share (basic) and $.12 per share (diluted). For the June 2002 quarter, we had net income of $143,000, or $.04 per share basic and diluted.

Liquidity and Capital Resources

We had working capital of approximately $8.8 million at June 30, 2003 as compared to working capital of approximately $9.2 million at December 31, 2002. This decrease was the result of the CareNet acquisition, which utilized approximately $979,000 of our cash. Our working capital was further reduced by the CareNet acquisition because of the current portion of the long-term debt which we recorded in the amount of $166,000 and certain other contract obligations totaling $68,000. This decrease in working capital was substantially offset by approximately $813,000 as a result of our net income after adding back depreciation and amortization and partially offset by the acquisition of equipment. The remaining change in working capital was due to changes in other current assets and liabilities.

In June 2001, we entered into a revolving credit and term loan agreement with Fleet Bank ("Fleet"). This financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. The $1.5 million line of credit expired in June 2003. The Company did not utilize this line of credit during its duration. The Company is currently exploring its options with Fleet, relating to the possible renewal of the line of credit. The term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with Fleet whereby we converted our variable rate on the term loan to a fixed rate of 7.95%. The proceeds of the term loan are designated for acquisitions as well as for product enhancements specific to California requirements. We have made principal payments on the $2.5 million term loan and the amount outstanding at June 30, 2003 is $1.5 million.

The terms of our term loan agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of June 30, 2003, we were in compliance with the financial covenants of this agreement.

On February 27, 2003, our Board of Directors authorized the purchase of up to $100,000 of our common stock at any time the market price is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. We expect to fund these stock repurchases from our operating cash flow. As of June 30, 2003, we have not made any stock repurchases.

We have entered into an interest rate swap agreement with Fleet Bank for the amount outstanding under the term loan agreement at 7.95% in order to reduce the interest rate risk associated with these borrowings.

On June 25, 2003, we acquired substantially all of the assets of the CareNet segment ("CareNet") of Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. ("Adia"), pursuant to an asset purchase agreement dated June 25, 2003, among the Netsmart, Adia and Steven Heintz, Jr., the president and majority shareholder of Adia. The principal assets acquired were the intellectual property and customer contracts of CareNet. The total purchase price, including acquisition costs, was $2,003,913 which consisted of 100,000 shares of common stock valued at $528,000, $838,740 in cash, and a three-year promissory note in the principal amount of $500,000. The cash portion of the purchase price was paid for out of existing working capital. We also assumed certain contractual obligations and liabilities totaling $68,068 and incurred $69,105 in legal and accounting costs which are included in the purchase price.

In addition, in connection with the acquisition, we entered into a non-compete and non-solicitation agreement with Steven Heintz, Jr. and Jennifer Lindbert for which they were paid a fee of an aggregate $140,000, which fee was paid in cash out of existing working capital and is included in "other assets" on the balance sheet.

The cost of the acquisition was allocated to purchased software in the amount of $883,075, customer lists in the amount of $1,097,138, the covenant not to compete in the amount of $140,000 and computer hardware in the amount of $23,700. We are amortizing the purchased software over an eight-year life and the customer lists over a nine-year life. The covenant not to compete will be amortized over a three-year life.

The Company accounted for this acquisition pursuant to the purchase method of accounting. For accounting purposes the Company recorded the assets and related liabilities of CareNet effective as of June 30, 2003. The Company incorporated the operations of CareNet into its operations commencing July 1, 2003.

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

Based on our outstanding contracts and our continuing business, we believe that our cash flow from operations, and our cash on hand will be sufficient to enable us to fund our operations for at least the next twelve months. It is possible that we may need additional funding if we go forward with certain acquisitions or if our business does not develop as we anticipate or if our expenses, including our software development costs relating to our expansion of our product line and our marketing costs for seeking to expand the market for our products and services to include smaller clinics and facilities and sole group practitioners, exceed our expectation.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Among other things estimates are used in accounting for allowances for bad debts, deferred income taxes, expected realizable values of assets (primarily capitalized software development costs and customer lists) and revenue recognition. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

        Revenue Recognition
        Impairment of Capitalized Software Development Costs
        Impairment of Customer Lists

Revenue Recognition: Revenue associated with fixed price turnkey sales consists
-------------------
of the following components: licensing of software, labor associated with the installation and implementation of the software; and maintenance services rendered in connection with such licensing activities. Revenue from fixed price software development contracts and revenue under license agreements, which require significant modification of the software package to the customer's specifications, are recognized on the estimated percentage-of-completion method. Using the units-of-work-performed method to measure progress towards completion, revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. We also derive revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. Consulting revenue is recognized when the services are rendered. Data Center revenue is recognized in the period in which the service is provided. The above sources of revenue are recognized when, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

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

Capitalized Software Development Costs - Capitalization of computer software
--------------------------------------
development costs begins upon the establishment of technological feasibility. Technological feasibility for our computer software products is generally based upon achievement of a detail program design free of high risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility these costs are expensed as incurred and included in research and development. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products range from 3 to 8 years.

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

Impairment of Customer Lists - Pursuant to SFAS No. 144, "Accounting for the
----------------------------
Impairment or Disposal of Long-Lived Assets", we evaluate our long-lived assets for financial impairment, and continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying amount of such assets, the assets are adjusted to their fair values.

The following table summarizes, as of June 30, 2003, our obligations and commitments to make future payments under debt, capital leases and operating leases:

      Contractual Obligations       Payments Due by Period
                                       Total      Less than   1 - 3 years  4 - 5 years   Over 5
                                                    1 year                                year


Long Term Debt                        2,000,016     666,667    1,333,349          --         --

Capital Lease Obligations               180,552      64,206      116,346          --         --

Operating Leases                        359,213     291,090       68,123          --         --

Total Contractual Cash Obligations    2,539,781   1,021,955    1,517,826          --         --


Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions and may be identified by words such as "expect", "anticipate", "believe" and similar expressions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in our Form 10-K/A for the year ended December
31, 2002 under "Risk Factors" and "Management's Discussion and Analysis of
Financial Condition and Results of Operations" and in this Form 10-Q quarterly report and in other documents which we file with the Securities and Exchange
Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

Most of our invested cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If

                                       21

market interest rates decrease by 10 percent from levels at June 30, 2003, the effect on our net income would be a decrease of approximately $7,200 per year.

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

Part II  OTHER INFORMATION

Item 2. Changes in Securities

        On June 25, 2003, the Company issued 100,000 shares of common stock in connection with its acquisition of substantially all of the assets of the CareNet segment of Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. ("Adia"), pursuant to an asset purchase agreement dated June 25, 2003, among the Company, Adia and Steven Heintz, Jr., the president and majority shareholder of Adia. The issuance of the foregoing securities was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public placement based on the fact that it was an issuance of securities to one person and the shares were legended to prevent their transfer.

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

NETSMART TECHNOLOGIES, INC.



/s/James L. Conway            Chief Executive Officer            August 4, 2003
---------------------------   (Principal Executive Officer)
James L. Conway


/s/Anthony F. Grisanti        Chief Financial Officer            August 4, 2003
---------------------------   (Principal Financial and
Anthony F. Grisanti           Accounting Officer)

                                Index of Exhibits
                                -----------------
        Exhibit No.         Description
        -----------         -----------
        99.1                Certification of Chief Executive Officer pursuant to
                            8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        99.2                Certification of Chief Executive Officer pursuant to
                            8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        I, James L. Conway, Chief Executive Officer of Netsmart Technologies, Inc., hereby certify that the Form 10-Q of Netsmart Technologies, Inc. for the period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Netsmart Technologies, Inc.


                                    /s/James L. Conway
                                    ------------------------
                              Name: James L. Conway
                              Date: August 4, 2003


        I, Anthony F. Grisanti, Principal Financial and Accounting Officer of Netsmart Technologies, Inc., hereby certify that the Form 10-Q of Netsmart Technologies, Inc. for the period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Netsmart Technologies, Inc.

                                     /s/ Anthony F. Grisanti
                                     -----------------------
                               Name: Anthony F. Grisanti
                               Date: August 4, 2003

        These certifications are being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and, except to the extent required by the Sarbanes-Oxley Act, shall not be deemed to be filed as part of the periodic report described herein nor shall they be deemed filed by Netsmart Technologies, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

        A signed original of the written statements required by Section 906 has been provided to Netsmart Technologies, Inc. and will be retained by Netsmart Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.