Form 10-Q/A
period 2003-06-30
NETSMART TECHNOLOGIES INC
filed 2003-08-06
CIK 1011028

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

Yes     No _X_


Number of shares of common stock outstanding as of July 23, 2003:     4,218,298
                                                                      =========

Netsmart Technologies, Inc. and Subsidiary

Index

Part II  Other Information                                          Page
                                                                    ----
Item 6.  Exhibits and Reports on Form 8-K                             2

Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

        Exhibit No.         Description

        31                  Certification of Chief Executive Officer pursuant to
                            Rule 13a-14(a) of the Exchange Act
        31                  Certification of Chief Financial Officer pursuant to
                            Rule 13a-14(a) of the Exchange Act
        99.1                Certification of Chief Executive Officer pursuant to
                            8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
        99.2 Certification of Chief Financial Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *


        * previously filed

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway             Chief Executive Officer         August 6, 2003
-----------------------         (Principal Executive Officer)
James L. Conway


/s/ Anthony F. Grisanti         Chief Financial Officer         August 6, 2003
-----------------------         (Principal Financial and
Anthony F. Grisanti             Accounting Officer)

                                Index of Exhibits

        Exhibit No.         Description

        31                  Certification of Chief Executive Officer pursuant to
                            Rule 13a-14(a) of the Exchange Act
        31                  Certification of Chief Financial Officer pursuant to
                            Rule 13a-14(a) of the Exchange Act
        99.1                Certification of Chief Executive Officer pursuant to
                            8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
        99.2 Certification of Chief Executive Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

       * previously filed