Form 10-K/A
period 2002-12-31
NETSMART TECHNOLOGIES INC
filed 2003-08-22
CIK 1011028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

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


HIPAA. As a supplier of practice management solutions to the behavioral health and substance abuse industry, we believe that we can benefit as a result of the Health Insurance Portability and Accountability Act, which is generally known as HIPAA. HIPAA essentially mandates the Health and Human Services department of the U.S. Government to enact standards regarding the standardization, privacy and security of health care information that will begin to take effect in the latter part of 2003.


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

Risk Factors

Because we are particularly dependent upon government contracts, any decrease in
--------------------------------------------------------------------------------
funding for entitlement programs could result in decreased revenue.
------------------------------------------------------------------

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

Changes in government regulation of the health care industry may adversely
--------------------------------------------------------------------------
affect our revenue, operating expenses and profitability.
--------------------------------------------------------

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

If we are not able to take advantage of technological advances, we may not be
-----------------------------------------------------------------------------
able to remain competitive and our revenue may decline.
------------------------------------------------------

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

Because of our size, we may have difficulty competing with larger companies that
--------------------------------------------------------------------------------
offer similar services, which may result in decreased revenue.
-------------------------------------------------------------

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

Because we are dependent on our management, the loss of key executive officers
------------------------------------------------------------------------------
could disrupt our business and our financial performance could suffer.
---------------------------------------------------------------------

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

If we are unable to protect our intellectual property, our competitors may gain
-------------------------------------------------------------------------------
access to our technology, which could harm our ability to successfully compete
------------------------------------------------------------------------------
in our market.
-------------

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

The covenants in our loan agreement restrict our financial and operational
--------------------------------------------------------------------------
flexibility, including our ability to complete additional acquisitions, invest
------------------------------------------------------------------------------
in new business opportunities, or pay down certain indebtedness.
---------------------------------------------------------------

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

Our growth may be limited if we cannot make acquisitions.
--------------------------------------------------------

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

If we make any acquisitions, they may disrupt or have a negative impact on our
------------------------------------------------------------------------------
business.
--------

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

We do not anticipate, and our loan agreement prohibits, the payment of dividends
--------------------------------------------------------------------------------
on our common stock, therefore, investors cannot rely on dividends to increase
------------------------------------------------------------------------------
the value of their investment in Netsmart.
-----------------------------------------

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

The employment contracts with our executive officers and provisions of Delaware
-------------------------------------------------------------------------------
law may deter or prevent a takeover attempt and may reduce the price investors
------------------------------------------------------------------------------
might be willing to pay for our common stock.
--------------------------------------------

The employment contracts between us and each of James Conway, Gerald Koop and Anthony Grisanti provide that in the event there is a change in control of Netsmart, the employee has the option to terminate his employment agreement. Upon such termination, each of Messrs. Conway, Koop and Grisanti has the right to receive a lump sum payment equal to the sum of

*   his compensation for a twelve-month period plus
*   an amount equal to his monthly compensation multiplied by

    *    the greater of  30  and
    * 1.5 times the number of years the employee has been employed by Netsmart, but not more than 36.

In addition, Delaware law restricts business combinations with stockholders who acquire 15% or more of a company's common stock without the consent of the company's board of directors.

These provisions could deter or prevent a takeover attempt and may also reduce the price that certain investors might be willing to pay in the future for shares of our common stock

Any issuance of preferred stock may adversely effect the voting power and equity
--------------------------------------------------------------------------------
interest of our common stock.
----------------------------

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

Shares may be issued pursuant to options and warrants which may adversely affect
--------------------------------------------------------------------------------
the market price of our common stock.
------------------------------------

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

Software and Related Systems and Services


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

                                       11

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

                                                  Year Ended December 31,
                                                  ----------------------
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

Data Center (Service Bureau Services)
-----------

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

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     NETSMART TECHNOLOGIES, INC.



Dated:  August 21, 2003              By:/s/James L. Conway
                                        --------------------------------
                                        James L. Conway, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                       Title                          Date
     ---------                       -----                          ----

/s/James L. Conway              Chief Executive Officer         August 21, 2003
----------------------          and Director (Principal
James L. Conway                 Executive Officer)


/s/Anthony F. Grisanti          Chief Financial Officer         August 21, 2003
----------------------          (Principal Financial and
Anthony F. Grisanti             Accounting Officer)


 *                              Director                        August 21, 2003
----------------------
Edward D. Bright


 *                              Director                        August 21, 2003
----------------------
John F. Phillips


 *                              President and Director          August 21, 2003
----------------------
Gerald O. Koop


 *                              Director                        August 21, 2003
----------------------
Joseph G. Sicinski


 *                              Director                        August 21, 2003
----------------------
Francis J. Calcagno


 *                              Director                        August 21, 2003
----------------------
John S.T. Gallagher


* by James L. Conway, Attorney-in-Fact