Form 10-Q
period 2003-09-30
NETSMART TECHNOLOGIES INC
filed 2003-10-29
CIK 1011028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003
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

Yes  X            No__
    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  __  No  X
            ---



Number of shares of common stock outstanding as of October 24, 2003:  4,813,615
                                                                      =========

Netsmart Technologies, Inc. and Subsidiary

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                           Page
                                                                         ----


Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited)
 and December 31, 2002                                                   1-2

Condensed Consolidated Statements of Income - (Unaudited)
 Nine Months Ended September 30, 2003 and 2002 and Three

 Months Ended September 30, 2003 and 2002                                 3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
 Nine Months Ended September 30, 2003 and 2002                           4-5

Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)
 Nine Months Ended September 30, 2003                                    6-7

Notes to Condensed Consolidated Financial Statements                     8-13

Item 2.  Management's Discussion and Analysis of

 Financial Condition and Results of Operations                          14-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       21

Item 4.  Controls and Procedures                                          22

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 22


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                        September 30,             December 31,
                                                        ------------              -----------
                                                            2003                      2002
                                                            ----                      ----
                                                         Unaudited
                                                         ---------

Assets:
Current Assets:

         Cash and Cash Equivalents                       $11,752,518              $ 7,251,740
         Accounts Receivable - Net                         6,241,107                7,058,855
         Costs and Estimated Profits in Excess
           of Interim Billings                             2,539,125                3,857,522
         Deferred taxes                                      918,000                  459,000
         Other Current Assets                                509,896                  337,719
                                                          ----------               ----------

         Total Current Assets                             21,960,646               18,964,836
                                                          ----------               ----------

Property and Equipment - Net                                 697,028                  364,306
                                                          ----------               ----------

Other Assets:
         Software Development Costs - Net                  1,025,300                  382,387
         Customer Lists - Net                              2,851,049                2,141,855
         Deferred taxes less current portion                 882,000                  441,000
         Other Assets                                        215,984                  121,419
                                                          ----------               ----------

Total Other Assets                                         4,974,333                3,086,661
                                                          ----------               ----------

Total Assets                                             $27,632,007              $22,415,803
                                                          ==========               ==========

See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     September 30,       December 31,
                                                                     ------------        -----------
                                                                         2003                2002
                                                                         ----                ----
                                                                       Unaudited
                                                                       ---------


Liabilities and Stockholders' Equity:
Current Liabilities:

         Current Portion - Long Term Debt                           $    666,667        $     500,000
         Current Portion Capital Lease Obligations                        62,840                9,886
         Accounts Payable                                                849,042            1,166,145
         Accrued Expenses                                              1,480,459            1,063,559
         Interim Billings in Excess of Costs and Estimated
           Profits                                                     6,577,025            5,914,970
         Deferred Revenue                                                733,295            1,095,412
                                                                      ----------           ----------

         Total Current Liabilities                                    10,369,328            9,749,972
                                                                      ----------           ----------

         Capital Lease Obligations - Less current portion                101,314                1,864
         Long Term Debt - Less current portion                         1,166,684            1,250,012
         Interest Rate Swap at Fair Value                                 75,082              107,713
                                                                      ----------           ----------

         Total Non Current Liabilities                                 1,343,080            1,359,589
                                                                      ----------           ----------

Commitments and Contingencies

Stockholders' Equity:
         Preferred Stock - $.01 Par Value, 3,000,000
           Shares Authorized; None issued and outstanding                    --                   --

         Common Stock - $.01 Par Value; Authorized
           15,000,000 Shares; Issued 5,001,505 shares at
           September 30, 2003 and 4,046,430 at December 31, 2002          50,015               40,464

         Additional Paid in Capital                                   24,390,549           21,411,777
         Unearned Compensation                                               --               (14,400)
         Accumulated Comprehensive loss - Interest Rate Swap             (75,082)            (107,713)
         Accumulated Deficit                                          (7,037,103)          (9,375,774)
                                                                      ----------           ----------
                                                                      17,328,379           11,954,354
         Less:  cost of shares of Common Stock held
           in treasury - 205,220 shares at September 30, 2003
           and 89,797 at December 31, 2002                             1,408,780              648,112
                                                                      ----------           ----------

         Total Stockholders' Equity                                   15,919,599           11,306,242
                                                                      ----------           ----------

Total Liabilities and Stockholders' Equity                          $ 27,632,007        $  22,415,803
                                                                      ==========           ==========


See Notes to Condensed Consolidated Financial Statements.




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------
                                              Nine Months ended                        Three months ended
                                                 September 30,                            September 30,
                                          --------------------------             --------------------------
                                          2003                  2002             2003                  2002
                                          ----                  ----             ----                  ----
Revenues:

  Software and Related
    Systems and Services:
    General                              $  13,060,682    $  10,361,414         $   4,799,001     $  4,061,727
    Maintenance Contract
      Services                               5,283,395        4,521,469             1,796,190        1,499,181
                                             ----------       ----------           -----------       ----------
    Total Software and Related
      Systems and Services                  18,344,077       14,882,883             6,595,191        5,560,908

  Data Center Services                       1,471,785        1,438,254               512,482          482,859
                                            ----------       ----------           -----------       ----------

  Total Revenues                            19,815,862       16,321,137             7,107,673        6,043,767
                                            ----------       ----------           -----------       ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                  8,165,333        7,457,227             2,833,193        3,006,903
    Maintenance Contract
      Services                               2,600,031        2,660,630               860,130          889,418
                                            ----------       ----------            ----------       ----------
    Total Software and Related
      Systems and Services                  10,765,364       10,117,857             3,693,323        3,896,321

  Data Center Services                         793,741          794,327               262,065          267,382
                                            ----------       ----------            ----------       ----------

  Total Cost of Revenues                    11,559,105       10,912,184             3,955,388        4,163,703
                                            ----------       ----------            ----------       ----------

Gross Profit                                 8,256,757        5,408,953             3,152,285        1,880,064
                                            ----------       ----------            ----------       ----------

Selling, General and
  Administrative Expenses                    5,100,127        3,799,164             1,820,403        1,314,642
Research and Development                     1,509,377          992,557               566,350          308,097
                                            ----------       ----------            ----------       ----------

  Total                                      6,609,504        4,791,721             2,386,753        1,622,739
                                            ----------       ----------            ----------       ----------

Income from Operations before Interest       1,647,253          617,232               765,532          257,325

Interest Income                                 52,409           32,847                21,781           12,394

Interest and Other Expense                     150,991          158,823                49,154           50,162
                                            ----------       ----------            ----------       ----------

Income before Income Tax Expense (Benefit)   1,548,671          491,256               738,159          219,557

Income Tax Expense (Benefit)                  (790,000)          44,000              (808,000)          18,000
                                            ----------       ----------            ----------       ----------

Net Income                               $   2,338,671    $     447,256         $   1,546,159     $    201,557
                                            ==========      ===========            ==========       ==========

Earnings Per Share of Common Stock:
 Basic:
   Net Income                            $         .56    $         .12         $         .34     $        .05
                                            ==========      ===========            ==========       ==========

   Weighted Average Number of Shares of
     Common Stock Outstanding                4,159,740        3,696,159             4,512,891        3,696,709
                                            ==========      ===========            ==========       ==========

  Diluted:
    Net Income                            $        .52    $         .11         $         .33     $        .05
                                            ==========      ===========           ===========       ==========

   Weighted Average Number of Shares of
     Common Stock and Common Stock
     Equivalents Outstanding                 4,468,963        4,062,130             4,706,257        4,070,466
                                            ==========      ===========           ===========       ==========

See Notes to Consolidated Financial Statements.


                                       5

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------
                                                                Nine Months ended
                                                                  September 30,

                                                           2003                      2002
                                                           ----                      ----

Operating Activities:
  Net Income                                              $  2,338,671          $    447,256
                                                            ----------            ----------

  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
    Depreciation and Amortization                              870,298               772,280
    Bad Debt Expense                                           125,000               183,413
    Amortization of Warrants Issued for Services
      and Costs Related to Warrant Extension                    20,736                32,073
    Deferred Taxes                                            (900,000)                  --

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                        692,748              (295,915)
    Costs and Estimated Profits in
     Excess of Interim Billings                              1,318,397              (232,568)
    Other Current Assets                                      (313,319)              103,023
    Other Assets                                                33,768                20,368

 Increase [Decrease] in
  Accounts Payable                                            (317,103)               53,739
  Accrued Expenses                                             551,234               459,630
  Interim Billings in Excess of
    Costs and Estimated Profits                                600,795                82,304
  Deferred Revenue                                            (362,117)              194,862
                                                            ----------            ----------

 Total Adjustments                                           2,320,437             1,373,209
                                                            ----------            ----------

Net Cash Provided by
  Operating Activities                                       4,659,108             1,820,465
                                                            ----------            ----------

Investing Activities:
  Acquisition of Property and Equipment                       (356,221)             (162,210)
  Net Cost of CareNet Acquisition                           (1,047,845)                  --
                                                            ----------            ----------

 Net Cash Used In Investing Activities                      (1,404,066)             (162,210)
                                                            ----------            ----------

See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------
                                                                  Nine Months ended
                                                                    September 30,
                                                                  -----------------
                                                              2003                      2002
                                                              ----                      ----

Financing Activities:
  Payments on Capitalized Lease Obligations                $    (30,922)           $    (27,390)
  Net Proceeds from Stock Options and Warrants Exercised      2,134,766                   9,550
  Payments on Term Loans                                       (416,661)               (374,994)
  Dividend Paid                                                (441,447)                    --
                                                            -----------             -----------

  Net Cash Provided By (Used in) Financing Activities         1,245,736                (392,834)
                                                            -----------             -----------

  Net Increase in Cash
    and Cash Equivalents                                      4,500,778               1,265,421

  Cash and Cash Equivalents -
    Beginning of Period                                       7,251,740               3,837,226
                                                            -----------             -----------

  Cash and Cash Equivalents -
    End of Period                                          $ 11,752,518            $  5,102,647
                                                            ===========             ===========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                               $    153,780            $    161,638
    Income Taxes                                           $     99,587            $     23,992

Non Cash Investing and Financing Activities:
The fair value of the interest rate swap decreased by $32,631 for the nine months ended September 30, 2003. The fair value of the interest rate swap increased by $38,255 for the nine months ended September 30, 2002.

The Company acquired equipment in the amount of $183,326 in connection with a capital lease during the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company received 115,423 shares of its common stock as consideration for the exercise of certain stock options. The value of the shares received was $760,668, which was the market value of the common stock on the date of exercise.

During the nine months ended September 30, 2003, the Company issued 100,000 shares of common stock in connection with its acquisition of CareNet acquisition. See Note 13. These shares were valued at $528,000, which was based upon the average stock price three days before and after the acquisition was agreed to and announced. The Company also issued a $500,000 three-year promissory note and assumed contract obligations and vacation liabilities totaling $68,068.

See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                     Additional                         Accumulated
                                     ----------                         -----------
                                     Paid-in                            Comprehensive
                                     -------                            -------------
                                     Capital                            Loss                                            Total
                                     -------                            ----                                            -----
                    Common Stock     Common     Unearned   Accumulated  Interest Rate Comprehensive   Treasury Shares Stockholders'
                    ------------     ------     --------   -----------  ------------- -------------   --------------- ------------
                  Shares    Amount   Stock    Compensation   Deficit    Swap             Income      Shares    Amount   Equity
                  ------    ------   -----    ------------   -------    ----             ------      ------    ------   ------


 Balance -
 January 1, 2003  4,046,430 $40,464 $21,411,777 $(14,400)  $(9,375,774) $(107,713)                  89,797 $ (648,112)  $11,306,242

Common Stock
 Issued -
 Exercise of
 Options            565,075   5,651   1,403,953                                                                           1,409,604

Common Stock
 Issued -
 Exercise of
 Warrants           290,000   2,900   1,482,930                                                                           1,485,830

Common Stock
 Issued -
 Acquisition        100,000   1,000     527,000                                                                             528,000

Cost Related
 to Warrant
 Extension                                6,336                                                                               6,336

Change in
 Fair Value
 of Interest
 Rate Swap                                                                 32,631     $   32,631                             32,631

Treasury Shares
 from Cashless
 Exercise of
 Stock Options                                                                                     115,423   (760,668)     (760,668)

Amortization of
 Warrants Issued
 for Services                                     14,400                                                                     14,400

Dividends                              (441,447)                                                                           (441,447)

Net Income                                                   2,338,671                 2,338,671                          2,338,671
                                                                                       ---------

                  ---------  ------  ----------   ------     ---------     ------     $2,371,302   -------   ---------    ---------
                                                                                       =========
Balance -
September 30,
 2003             5,001,505 $50,015 $24,390,549 $    --    $(7,037,103) $ (75,082)                 205,220 $(1,408,780) $15,919,599
                  =========  ======  ==========   ======    ==========     ======                  =======   =========   ==========


See Notes to Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  Financial Statements
     --------------------

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations for the nine and three months ended September
30, 2003 and 2002 and the changes in cash flows for the nine months ended
September 30, 2003 and 2002. The results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

(2)  Accounting Policies
     -------------------

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's consolidated financial statements as filed in its Form 10-K/A for the year ended December 31, 2002.

(3)  Earnings Per Share
     ------------------

The following table sets forth the components used in the computation of basic and diluted earnings per share:

                                                 Nine Months Ended September 30,          Three Months Ended September 30
                                                 -------------------------------          -------------------------------
                                                       2003                  2002                 2003                 2002
                                                       ----                  ----                 ----                 ----


Numerator:
  Net income                                         $ 2,338,671         $   447,256           $ 1,546,159         $   201,557
                                                     ===========         ===========           ===========         ===========

Denominator:
  Weighted average shares                              4,159,740           3,696,159             4,512,891           3,696,709
                                                     -----------         -----------           -----------         -----------
  Effect of dilutive securities:
    Employee stock options                               307,086             364,176               193,366             371,140
    Stock warrants                                         2,137               1,795                   --                2,617
                                                     -----------         -----------           -----------         -----------
    Dilutive potential common shares                     309,223             365,971               193,366             373,757
                                                     -----------         -----------           -----------         -----------

    Denominator for diluted earnings per
      share-adjusted weighted average shares
      after assumed conversions                        4,468,963           4,062,130             4,706,257          4,070,466
                                                     ===========         ===========            ==========         ==========


(4)  Stock Options and Similar Equity Instruments
     --------------------------------------------

At September 30, 2003, the Company had three stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based
Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS
123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board
Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation
No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                           Nine Months Ended September 30,      Three Months Ended September 30,
                                                           -------------------------------      --------------------------------
                                                            2003                    2002             2003                2002
                                                            ----                    ----             ----                ----


Net Income as Reported                                    $ 2,338,671           $  447,256         $ 1,546,159         $  201,557

Deduct:  Total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of related tax effect                     573,649              140,179             275,025             62,086
                                                           ----------            ---------          ----------          ---------

Pro Forma Net Income                                      $ 1,765,022           $  307,077         $ 1,271,134         $  139,471
                                                           ==========            =========          ==========          =========

Basic Net Income Per Share as Reported                    $      . 56           $      .12         $       .34         $      .05
                                                           ==========            =========          ==========          =========

Basic Pro Forma Net Income Per Share                      $       .42           $      .08         $       .28         $      .04
                                                           ==========            =========          ==========          =========

Diluted Net Income Per Share as Reported                  $       .52           $      .11         $       .33         $      .05
                                                           ==========            =========          ==========          =========

Diluted Pro Forma Net Income Per Share                    $       .39           $      .08         $       .27         $      .03
                                                           ==========            =========          ==========          =========

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                  Nine Months Ended
                                                  -----------------
                                           September 30,         September 30,
                                           ------------          ------------
                                               2003                  2002
                                               ----                  ----
Expected Life (Years)                          5.04                    5
Interest Rate                                     4%                   4%
Annual Rate of Dividends                         --%                  --%
Volatility                                       66%                  63%

The weighted average fair value of options at date of grant using the fair value based method during 2003 and 2002 is estimated at $2.38 and $1.41 respectively.

(5)  Income Taxes
     ------------

The provision for income taxes for the period ended September 30, 2003, consists of a current provision of $110,000. The current income tax provision was reduced by $780,000 as a result of the use of available net operating losses. The deferred tax asset and valuation allowance were reduced by the same amount.
During the September 2003 period, the Company recognized an additional $900,000 benefit from a reduction in its deferred tax asset valuation allowance associated with its net operating loss carry forwards.

(6)  Stockholders' Equity
     --------------------

On January 27, 2003, following stockholder approval of the amendment to its 2001
Plan to increase the number of shares of common stock available for issuance pursuant to the 2001 Plan, the Company granted to employees options to purchase

217,500 shares under the 2001 Plan at a price per share of $4.93, which was the fair market value at the date of grant. On May 22, 2003, the Company granted to employees additional options to purchase 152,500 shares under the 2001 Plan at a price per share of $4.37, which was the fair market value at the date of grant. On August 12, 2003, the Company granted to employees additional options to purchase 8,250 shares and 2,750 under the 1999 Plan and the 1998 Plan, respectively, at a price per share of $6.61, which was the fair market value at the date of grant. The majority of the options granted to date under the above Plans vest 50% after six months and 100% after one year.

On February 27, 2003, the Board of Directors authorized management to purchase up to $100,000 of the Company's common stock at any time the market price of the common stock is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. The Company expects to fund any stock repurchases from its operating cash flow. As of September 30, 2003, the Company had not made any stock repurchases.

During the nine months ended September 30, 2003, warrants to purchase 290,000 shares were exercised and the Company received gross proceeds of $1,543,500. During the nine month ended September 30, 2003, options to purchase 565,075 shares were exercised and the Company received gross proceeds of $1,409,604. Included in the gross proceeds received from the exercise of options was the delivery of 115,423 shares of the Company's common stock, which were valued at $760,668, which was based upon the market price of the common stock on the date of the exercise in accordance with the cashless exercise provisions of the Company's stock option plans.

Included in the above options exercised were 320,000 options owned by certain of the Company's Officers and members of the Board of Directors. These options were exercised by delivery of 88,295 shares of the Company's common stock valued at $561,295, which was based upon the market price of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company's stock option plans.

In January 2003, the expiration date of the company's Series B warrants to purchase 448,535 shares of common stock at $12.00 per share were extended from January 31, 2003 to April 30, 2003. In April 2003, the Company agreed to extend the expiration date of these same warrants from April 30, 2003 to July 31, 2003. The Company re-measured the fair value of the warrants at the dates of extension. No financing costs were recorded associated with the warrant extensions made in January 2003, as there was no material change in their fair value. The Company charged $1,125 to operations related to the warrant extension made in April 2003. In July 2003, the Company agreed to extend the expiration date of these same warrants from July 31, 2003 to October 31, 2003. The Company re-measured the fair value of the warrants at the date of extension and charged $5,211 of financing costs to operations in July 2003.

(7)  Operating Segments
     ------------------

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

                                                                Software and
                                                                ------------
                                                              Related Systems     Data Center
                                                              ---------------     -----------
Nine Months Ended September 30,                                 and Services       Services       Consolidated
------------------------------                                  ------------       --------       ------------
2003
----

Revenue                                                       $  18,344,077       $ 1,471,785      $ 19,815,862
Income before income taxes                                        1,220,333           328,338         1,548,671
Total identifiable assets at September 30, 2003                  25,324,692         2,307,315        27,632,007

Nine Months Ended September 30,
------------------------------
2002
----
Revenue                                                       $  14,882,883       $ 1,438,254      $ 16,321,137
Income before income taxes                                          254,815           236,441           491,256
Total identifiable assets at September 30, 2002                  17,233,292         1,651,111        18,884,403

Three Months Ended September 30,
-------------------------------
2003
----
Revenue                                                       $   6,595,191       $   512,482      $  7,107,673
Income before income taxes                                          595,906           142,253           738,159

Three Months Ended September 30,
-------------------------------
2002
----
Revenue                                                       $   5,560,908       $   482,859      $  6,043,767
Income before income taxes                                          130,714            88,843           219,557


(8)  New Accounting Pronouncements
     -----------------------------

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS
133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the impact that the adoption of SFAS No. 150 will have on its consolidated financial position and results of operations.

(9)  Reclassifications
     -----------------

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

(10)  Acquisitions
      ------------

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

The cost of the acquisition was allocated to purchased software in the amount of $883,075, customer lists in the amount of $1,097,138, covenant not to compete in the amount of $140,000 and computer hardware in the amount of $23,700. The Company is amortizing the purchased software over an eight-year life and the customer lists over a nine-year life. The covenant not to compete is currently being amortized over a three-year life.

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

                                              Nine months ended September 30,
                                              (in 000's except Per Share Data)

                                                  2003                 2002
                                                  ----                 ----
Revenue                                          $20,171             $16,776
Net Income                                       $ 2,349             $   428
Net Income Per Share - Basic                     $   .55             $   .11
                       Diluted                   $   .51             $   .10



(11)  Dividends
      ---------

In July 2003, the Company's Board of Directors approved a cash dividend of $0.10 per share of common stock which was paid in September 2003 to all stockholders of record on August 20, 2003. The amount charged to surplus in August 2003, based upon the shares outstanding on August 20, 2003, the record date for the dividend, was $441,447.

(12)  Legal Proceedings
      -----------------

In October 2002, the Company commenced an action against the City of Richmond, in the United States District Court for the Eastern District of New York, for failure to pay more than $1 million pursuant to a contract between the Company and Richmond. On July 29, 2003, this action was settled and the Company received an amount of $205,000. This settlement had no material adverse effect on the results of operations of the Company.

(13)  Commitments and Contingencies
      -----------------------------

The Company plans to relocate its Islip, New York headquarters facility to a larger facility in Great River, New York. The Company is party to a lease agreement that was signed by the Company on September 25, 2003. The lease is for a ten year and ten month period and calls for fixed rent payments of $5.8 million over the ten year and ten month period. The actual commencement date of the lease is dependent upon the ability of the landlord to deliver possession of the property to the Company. Included in the terms and conditions of the lease is the requirement of the Company to provide to the Landlord a letter of credit in the amount of $292,980, which represents approximately six months rent. The letter of credit was provided to the landlord on October 31, 2003. The letter of credit is required for the first 22 months of the lease and will be reduced as follows:

                  $244,150 for months 23 through 34 of the lease. $195,320 for months 35 through 46 of the lease. $146,490 for months 47 through 58 of the lease. $97,660 for months 59 to the expiration of the lease.

The letter of credit will expire in September 2004, at which time the Company is required to renew the letter of credit per the above terms.

(14)  Major Customers
      ---------------

During the nine months ended September 30, 2003 and 2002, no one customer accounted for more than 10% of revenue. During the three months ended September 30, 2003, one customer accounted for approximately $890,000 or 13% of revenue. The account receivable from this customer at September 30, 2003 was $89,000 or 1% of the total accounts receivable. No one customer accounted for more than 10% of revenue for the three months ended September 30, 2002.

(15)  Subsequent Event
      ----------------

On October 23, 2003, the Company reduced the exercise price of its Series B Common Stock Purchase Warrants from $12.00 per share to $10.00 per share. These warrants will not be extended beyond their maturity date of October 31, 2003. As of October 29, 2003, 8,500 warrants have been exercised and the Company has received gross proceeds in the amount of $85,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our operations are grouped into two segments:

|*|      Software and Related Systems and Services
|*|      Data Center [service bureau services]

Results of Operations

Fixed price software development contracts and licenses accounted for 44% of consolidated revenue for both of the nine-month periods ended September 30, 2003 and 2002. We recognize revenue for fixed price contracts using the percentage of completion method. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of costs and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue could be affected. Our time spent on projects during the second half of the year generally ranges from 1% to 3% less than time spent on projects during the first half of the year.

Nine months ended September 30, 2003 and 2002

Our total revenue for the nine months ended September 30, 2003 (the "September 2003 period") was $19,816,000, an increase of $3,495,000, or 21%, from our revenue for the nine months ended September 30, 2002 (the "September 2002 period"), which was $16,321,000. Revenue from contracts from government agencies represented 59% of revenue in the September 2003 period and 53% of revenue in the September 2002 period. This reflects an increase in new government contracts, primarily relating to contracts with two new county agencies.

Software and Related Systems and Services
-----------------------------------------

Our Software and Related Systems and Services revenue for the September 2003 period was $18,344,000, an increase of $3,461,000, or 23%, from our revenue for the September 2002 period, which was $14,883,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of revenue was turnkey systems labor revenue, which increased to $7,131,000 in the September 2003 period, from $5,357,000 in the September 2002 period, reflecting a 33% increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. This increase was substantially the result of an increase in spending for information systems in the human services marketplace and our ability to provide the staff necessary to generate additional revenue. Labor rate price changes from September 2003 period to the September 2002 period resulted in a 13% increase in the average daily billing rate and accounted for approximately $441,000, or 25%, of the total turnkey systems labor increase. The acquisition of the operations of CareNet accounted for $191,000 or 11% of the total turnkey systems labor increase. Revenue from third party hardware and software increased to $3,470,000 in the September 2003 period, from $2,964,000 in the September 2002 period, which represents an increase of 17%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. License revenue increased to $1,877,000 in the September 2003 period, from $1,388,000 in the September 2002 period, reflecting an increase of 35%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase in license revenue was the result of an increase in spending for information systems in the human services marketplace. Maintenance revenue increased to $5,283,000 in the September 2003 period, from $4,521,000 in the September 2002 period, reflecting an increase of 17%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased to $583,000 in the September 2003 period, from $653,000 in the September 2002 period, reflecting a decrease of 11%. This decrease is the result a redirection of our sales efforts to larger turnkey sales. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased to $7,578,000 in the September 2003 period from $4,765,000 in the September 2002 period, reflecting an increase of 59%. Our gross margin percentage increased to 41% in the September 2003 period from 32% in the September 2002 period. Our gross margins have increased primarily as a result of increased maintenance and license revenue and, to a lesser extent, an increase in our labor revenue. Our infrastructure costs with respect to our maintenance division are substantially in place and as new maintenance revenue occurs, our gross profit margins are improved accordingly.

Data Center
-----------

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year, we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue increased to $1,472,000 in the September 2003 period, from $1,438,000 in the September 2002 period, representing an increase of $34,000, or 2%. This increase was due to an increase in the client base.

Gross profit increased to $678,000 in the September 2003 period from $644,000 in the September 2002 period, reflecting an increase of 5%. Our gross margin percentage increased to 46% in the September 2003 period from 45% in the September 2002 period. This increase was the result of the increase in revenue with no additional increase in costs.

Operating Expenses

Selling, general and administrative expenses were $5,100,000 in the September 2003 period, reflecting an increase of $1,301,000, or 34%, from the $3,799,000 in the September 2002 period. This increase was in the area of sales and marketing salaries and commissions, which increased by $381,000; advertising and promotion, which increased by $145,000; an increase in general and administrative salaries, which increased by $237,000; and provisions for bonuses, which increased by $465,000.

We incurred product development expenses of $1,509,000 in the September 2003 period, an increase of 52% from the $993,000 in September 2002 period. The increase in product development expense is the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules including Minimum Data Set (MDS) reporting, which is designed to address Federal reporting requirements, and a Computerized Physician Order Entry (CPOE) module, as well as continued investment in core products including a new version of our addictions management software products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $151,000 in the September 2003 period, a decrease of $8,000, or 5%, from the $159,000 in the September 2002 period. This decrease is the result of reduced borrowing during the September 2003 period.

Interest income was $52,000 in the September 2003 period, an increase of $20,000, or 60%, from 33,000 in the September 2002 period. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations.

We have a net operating loss tax carry forward of approximately $6.95 million. In the September 2003 period, we recorded a current income tax expense of $110,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The current income tax provision was reduced by $780,000 as a result of the use of available net operating losses. The deferred tax asset and the valuation allowance were reduced by the same amount. We also re-evaluated the deferred tax asset valuation allowance and further reduced the allowance by $900,000, which was recorded as a tax benefit. In the September 2002 period we provided for taxes in the amount of $44,000. This provision was based upon certain state taxes.

As a result of the foregoing factors, in the September 2003 period, we had net income of $2,339,000, or $.56 per share (basic) and $.52 per share (diluted). For the September 2002 period, we had net income of $447,000, or $.12 per share (basic) and $.11 per share (diluted).

Three Months Ended September 30, 2003 and 2002

Results of Operations

Fixed price software development contracts and licenses accounted for 39% of consolidated revenue for the three months ended September 30, 2002 (the "September 2003 quarter") and 48% of consolidated revenue for the three months ended June 30, 2002 (the "September 2002 quarter"). We recognize revenue for fixed price contracts on the percentage of completion method. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue could be affected. Our time spent on projects during the second half of the year generally ranges from 1% to 3% less than time spent on projects during the first half of the year.

Our total revenue for the September 2003 quarter was $7,108,000, an increase of $1,064,000, or 18%, from our revenue for the September 2002 quarter, which was $6,044,000. Revenue from contracts from government agencies represented 54% of revenue in the September 2003 quarter and 53% of revenue in the September 2002 quarter. This reflects an increase in new government contracts, primarily relating to contracts with two new county agencies. Revenue from one client, Hennepin County, accounted for 12.5% of total consolidated revenue for the September 2003 quarter. No one client accounted for more than 10% of total consolidated revenue for the September 2002 quarter.

Software and Related Systems and Services
-----------------------------------------

Our Software and Related Systems and Services revenue for the September 2003 quarter was $6,595,000, an increase of $1,034,000, or 19%, from our revenue for the September 2002 quarter, which was $5,561,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of revenue was turnkey systems labor revenue, which increased to $2,631,000 in the September 2003 quarter or 46%, from $1,808,000 in the September 2002 quarter. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. This increase was substantially the result of an increase in spending for information systems in the human services marketplace and our ability to provide the staff necessary to generate additional revenue. Labor rate price changes from September 2003 quarter to the September 2002 quarter resulted in an 11% increase in the average daily billing rate and accounted for approximately $114,000, or 14%, of the total turnkey systems labor increase. The acquisition of the operations CareNet accounted for $191,000 or 23% of the total turnkey systems labor increase. Revenue from third party hardware and software decreased to $1,324,000 in the September 2003 quarter, from $1,586,000 in the September 2002 quarter, which represents a decrease of 17%. This decrease was primarily the result of a large sale of computer hardware of approximately $686,000 made to a client in the September 2002 period. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. License revenue increased to $632,000 in the September 2003 quarter, from $476,000 in the September 2002 quarter, reflecting an increase of 33%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase in license revenue was the result of an increase in spending for information systems in the human services marketplace. Maintenance revenue increased to $1,796,000 in the September 2003 quarter, or 20%, from $1,499,000 in the September 2002 quarter. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division increased to $212,000 in the September 2003 quarter, from $192,000 in the September 2002 quarter, reflecting an increase of 10%. This increase is the result of sales of our new Avatar Addictions Management product introduced during the September 2003 quarter. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased to $2,902,000 in the September 2003 quarter from $1,665,000 in the September 2002 quarter, reflecting an increase of 74%. Our gross margin percentage increased to 44% in the September 2003 quarter from 30% in the September 2002 quarter. Our gross margins have increased as a result of increased maintenance and license revenue and to a lesser extent, an increase in our labor revenue. Our infrastructure costs with respect to our maintenance division are substantially in place and as new maintenance revenue occurs, our gross profit margins are improved accordingly.

Data Center
-----------

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year, we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue increased to $512,000 in the September 2003 quarter, from $483,000 in the September 2002 quarter, representing an increase of $30,000, or 6%. The increase in revenue was primarily due to an increase in the client base.

Gross profit increased to $250,000 in the September 2003 quarter from $215,000 in September 2002 quarter, reflecting an increase of 16%. Our gross margin percentage increased to 49% in the September 2003 quarter from 45% in the September 2002 quarter. This increase was the result of an increase in revenue with no corresponding increase in costs.

Operating Expenses

Selling, general and administrative expenses were $1,820,000 in the September 2003 quarter, reflecting an increase of $506,000, or 38%, from the $1,315,000 in the September 2002 quarter. This increase was in the area of sales and marketing salaries and commissions, which increased by $132,000; advertising and promotion, which increased by $62,000; an increase in general and administrative salaries, which increased by $75,000; an increase in the provisions for bonuses, which increased by $166,000 and the addition of the amortization of the CareNet acquisition which was $70,000 in the September 2003 quarter and was not present in the September 2002 quarter.

We incurred product development expenses of $566,000 in the September 2003 quarter, an increase of 84% from the $308,000 in September 2002 quarter. The increase in product development expense is the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules including Minimum Data Set (MDS) reporting, which is designed to address Federal reporting requirements and a Computerized Physician Order Entry (CPOE) module as well as continued investment in core products including a new version of our addictions management software products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $49,000 in the September 2003 quarter, a decrease of $1,000, or 2%, from the $50,000 in the September 2002 quarter. This decrease is the result of reduced borrowing during the September 2003 period and was partially offset by interest associated with a new capitalized lease arrangement.

Interest income was $22,000 in the September 2003 quarter, an increase of $9,000, or 76%, from $12,000 in the September 2002 quarter. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations.

We have a net operating loss tax carry forward of approximately $6.95 million. In the September 2003 quarter, we recorded a current income tax credit of $8,000, which related to various state and local net operating loss tax benefits as well as a provision for the Federal alternative minimum tax. The current income tax credit was further reduced by $412,000 as a result of the use of available net operating losses. The deferred tax asset and the valuation allowance were reduced by the same amount. We also re-evaluated the deferred tax asset valuation allowance and further reduced the allowance by $800,000, which was recorded as a tax benefit. In the September 2002 quarter, we provided for taxes in the amount of $18,000. This provision was based upon certain state taxes.

As a result of the foregoing factors, in the September 2003 quarter, we had net income of $1,546,000, or $.34 per share (basic) and $.33 per share (diluted). For the September 2002 quarter, we had net income of $202,000, or $.05 per share basic and diluted.

Liquidity and Capital Resources

We had working capital of approximately $11.5 million at September 30, 2003 as compared to working capital of approximately $9.2 million at December 31, 2002. This increase of $2.3 million in working capital was the result of the following: our net income, after adding back depreciation and amortization and adjusting for the current portion of the deferred tax asset, increased working capital by $2.8 million. The increase in working capital also included $2.2 million in net proceeds from the exercise of our stock options and warrants. These increases were partially offset by the costs related to the CareNet acquisition, which utilized approximately $979,000 of our cash. Our working capital was further reduced by the CareNet acquisition because of the current portion of the long-term debt assumed, which we recorded in the amount of $166,000, and the assumption of certain other contract obligations totaling $68,000. We also reduced our working capital by $441,000 as a result of the payment of a dividend and by an additional $357,000 forthe acquisition of equipment. The remaining reduction in working capital of $689,000 was due to changes in other current assets and liabilities.

In June 2001, we entered into a revolving credit and term loan agreement with Fleet Bank ("Fleet"). This financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. The $1.5 million line of credit expired in June 2003. We did not utilize this line of credit during its duration. We are currently exploring our options with Fleet, relating to the possible increase in its term loan to be used for acquisitions, as well as an additional term loan to assist in financing costs associated with the relocation of our corporate headquarters. The current term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with Fleet for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.95% in order to reduce the interest rate risk associated with these borrowings. The proceeds of the term loan are designated for acquisitions as well as for product enhancements specific to California requirements. We have made principal payments on the $2.5 million term loan and the amount outstanding at September 30, 2003 is $1.4 million.

The terms of our term loan agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. We received Fleet's consent to the payment of the dividend declared in August 2003 and paid in September 2003. As of September 30, 2003, we were in compliance with the financial covenants of this agreement.

On February 27, 2003, our Board of Directors authorized the purchase of up to $100,000 of our common stock at any time the market price is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. We expect to fund any stock repurchases from our operating cash flow. As of September 30, 2003, we have not made any stock repurchases.

On June 25, 2003, we acquired substantially all of the assets of the CareNet segment of Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp., pursuant to an asset purchase agreement dated June 25, 2003, among the Netsmart, Adia and Steven Heintz, Jr., the president and majority shareholder of Adia. The principal assets acquired were the intellectual property and customer contracts of CareNet. The total purchase price, including acquisition costs, was $2,003,913 which consisted of 100,000 shares of common stock valued at $528,000, $838,740 in cash, and a three-year promissory note in the principal amount of $500,000 payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1%. The cash portion of the purchase price was paid for out of existing working capital. We also assumed certain contractual obligations and liabilities totaling $68,068 and incurred $69,105 in legal and accounting costs which are included in the purchase price.

In addition, in connection with the acquisition, we entered into a non-compete and non-solicitation agreement with Steven Heintz, Jr. and Jennifer Lindbert for which they were paid a fee of an aggregate $140,000, which fee was paid in cash out of existing working capital and is included in "other assets" on the balance sheet.

The cost of the acquisition was allocated to purchased software in the amount of $883,075, customer lists in the amount of $1,097,138, the covenant not to compete in the amount of $140,000 and computer hardware in the amount of $23,700. We are amortizing the purchased software over an eight-year life and the customer lists over a nine-year life. The covenant not to compete is currently being amortized over a three-year life.

We accounted for this acquisition pursuant to the purchase method of accounting. For accounting purposes we recorded the assets and related liabilities of CareNet effective as of June 30, 2003. We incorporated the operations of CareNet into our operations commencing July 1, 2003.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash, our securities or a combination of cash and securities. If we fail to make any acquisitions our future growth will be limited to only internal growth. As of the date of this Form 10-Q quarterly report, we did not have any formal or informal agreements or understandings with respect to any material acquisitions, and we cannot give any assurance that we will be able to complete any material acquisitions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Among other things, estimates are used in accounting for allowances for bad debts, deferred income taxes, expected realizable values of assets (primarily capitalized software development costs and customer lists) and revenue recognition. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

The following table summarizes, as of September 30, 2003, our obligations and commitments to make future payments under debt, capital leases and operating leases:

          Contractual Obligations              Payments Due by Period
          -----------------------              ----------------------

                                                Total       Less than     1 - 3 years   4 - 5 years   Over 5 years
                                                            1 year

Long Term Debt                                  1,833,351     666,667      1,166,684           --            --

Capital Lease Obligations                         164,154      62,840        101,314           --            --

Operating Leases                                  286,360     227,054         59,306           --            --

Total Contractual Cash
Obligations                                     2,283,865     956,561      1,327,304           --            --


We plan to relocate our Islip, New York headquarters facility to a larger facility located in Great River, New York. We are a party to a lease agreement that was signed by us on September 25, 2003. The lease is for a ten year and ten month period and calls for fixed rent payments of $5.8 million over the ten year and ten month period. The rental payments are excluded from the contractual obligations chart because the commencement date of the rental payments is dependent upon the ability of the landlord to deliver possession of the property to us as per the specifications contained in the lease.

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

Most of our invested cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If market interest rates decrease by 10 percent from levels at September 30, 2003, the effect on our net income would be a decrease of approximately $7,200 per year.

Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

     Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings

         In October 2002, the Company commenced an action against the City of Richmond, in the United States District Court for the Eastern District of New York, for failure to pay more than $1 million pursuant to a contract between the Company and Richmond. On July 29, 2003, this action was settled and the Company received $205,000.

Item 2.  Changes in Securities

         On June 25, 2003, the Company issued 100,000 shares of common stock in connection with its acquisition of substantially all of the assets of the CareNet segment of Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp., pursuant to an asset purchase agreement dated June 25, 2003, among the Company, Adia and Steven Heintz, Jr., the president and majority shareholder of Adia. The issuance of the foregoing securities was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public placement based on the fact that it was an issuance of securities to one person and the shares were legended to prevent their transfer.

Item 6.    Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit No.      Description
         -----------      -----------

         31.1             Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act.
         31.2             Certification of Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act.
         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         Report on Form 8-K dated June 25, 2003, as amended by Form 8-K/A filed September 2, 2003 - Items 2 and 7 containing the audited financial statements of the CareNet segment of Shuttle Data Systems for the year ended December 31, 2002 and the three month periods ended March 31, 2003 and 2002 and the pro forma financial statements of Netsmart and CareNet for the year ended December 31, 2002 and for the three months ended March 31, 2003.

         Report on Form 8-K filed July 8, 2003 - Items 4 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSMART TECHNOLOGIES, INC.




/s/*                           Chief Executive Officer         October 29, 2003
------------------------       (Principal Executive Officer)
James L. Conway



/s/*                           Chief Financial Officer         October 29, 2003
------------------------       (Principal Financial and
Anthony F. Grisanti            Accounting Officer)

                                Index of Exhibits
                                -----------------

Exhibit No.     Description
-----------     -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.