Form 10-K
period 2003-12-31
NETSMART TECHNOLOGIES INC
filed 2004-03-23
CIK 1011028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                         Commission File Number 0-21177

                           NETSMART TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                              13-3680154
        (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)         Identification Number)

            3500 Sunrise Highway, Suite D-122, Great River, NY 11739
               (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (631) 968-2000

        Securities registered pursuant to Section 12(b) of the Act: ____

             Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class             Outstanding shares as of February 26, 2004
     -------------------             ------------------------------------------
     Common Stock, par value                    5,325,616
      $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_X_  No__

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [ ]        No [X]

As of June 30, 2003, the last day of our second quarter, the aggregate market value of the voting and non-voting common equity held by non affiliates was approximately $18,447,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1.  Business

Introduction

We develop, market and support application software products designed for providers of services in the health and human services market, including mental health clinics, substance abuse clinics, psychiatric hospitals, public health agencies and managed care organizations. Our software products perform various functions such as patient management, billing, scheduling, and electronic medical records solutions for all modalities of care. These products are deployed utilizing current technologies. We sell our software products through our wholly owned subsidiary, Creative Socio-Medics Corporation, either on a license or a subscription basis to health care providers and we offer our clients software support under maintenance agreements. The maintenance contracts provide us with a recurring revenue stream. We currently have over 500 contracts in place, representing approximately 50,000 clinicians, including 24 state agencies and installations in 43 states.

The cost of a new system to customers is typically in the range of $10,000 to $100,000 for a single facility healthcare organization to $250,000 to $1 million for multi-unit care organizations such as those run by state agencies. Governmental agencies such as mental health, mental retardation, child welfare, addiction, correction and public health facilities accounted for approximately 57% of revenue in 2003, with the remainder from private hospitals, smaller clinics, group and sole practitioners.

Our Data Center provides software which performs clinical and billing services for outpatient facilities, including mental health, alcohol and substance abuse facilities. Our services include statistical reporting, data entry electronic billing and submission.


Business Strategy

Our systems provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. We target our marketing effort to providers of services in the health and human services market. Our branded suite of products has integrated point-of-services technologies which also include personal digital assistants, which are commonly referred to as PDAs.

The health and human services market is always subject to changes in state and federal regulations as well as new demands required by the population. Some of the factors which we believe are affecting the market demand include the following.

HIPAA. As a supplier of practice management solutions to the behavioral health and substance abuse industry, we believe that we can benefit as a result of the Health Insurance Portability and Accountability Act, which is generally known as HIPAA. HIPAA essentially mandates the Health and Human Services department of the U.S. Government to enact standards regarding the standardization, privacy and security of health care information.

We believe that this legislation will have the effect of requiring the under-automated health and human services industry to make the leap to install automated systems. We believe that our product suite, in conjunction with products offered by other companies with which we have a marketing arrangement, enables us to offer comprehensive enterprise-wide solutions for all human service providers.

General Unrest. As a result of acts of terrorism, the demand for services in the mental health and public health services has increased. Anxiety and fear have gripped many people who are now seeking mental health services. This increased demand puts more pressure on providers to improve the efficiency of care through the use of practice management and clinical systems. We believe that the potential threat of bio terrorism will also put similar pressure on public health agencies to improve their delivery capabilities in much the same way.

Forward - Looking Statements

Statements in this Form 10-K annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K annual report, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Organization of the Company

We are a Delaware corporation formed in September 1992 under the name Medical Services Corp. Our name was changed to Carte Medical Corporation in October 1993 to CSMC Corporation in June 1995 and to Netsmart Technologies, Inc. in February 1996. Our executive offices are located at 3500 Sunrise Highway, Suite D-122, Great River, New York 11739, telephone (631) 968-2000. Reference to us and to Netsmart include our subsidiary, Creative Socio-Medics, which we acquired in June 1994, unless the context indicates otherwise. Our website is located at www.csmcorp.com. Neither the Information contained in our website nor the information contained in any Internet website is a part of this Form 10-K annual report.

Risk Factors

Because we are particularly dependent upon government contracts, any decrease in funding for entitlement programs could result in decreased revenue.

We market our health information systems principally to behavioral health facilities, many of which are operated by state and local government entities and include entitlement programs. During 2003, we generated 57% of our revenue from contracts that are directly or indirectly with government agencies, as compared with 52% in 2002 and 40% in 2001. Government agencies generally have the right to cancel contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our revenue would decline if state agencies reduce this funding.

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

Our business is largely dependent upon our senior executive officers, Messrs. James L. Conway, our chief executive officer, Gerald O. Koop, our president, and Anthony F. Grisanti, our chief financial officer. Although we have employment agreements with these officers, the employment agreements do not guarantee that the officers will continue with us, and each of these officers has the right to terminate his employment with us on 90 days notice. Our agreements with Messrs. Conway and Grisanti are scheduled to expire on December 31, 2005. In addition, Mr. Koop's employment agreement is scheduled to expire on December 31, 2004, following which he is expected to continue to work with us for a five-year period pursuant to a consulting agreement between us dated January 1, 2001. Our business may be adversely affected if any of our key management personnel or other key employees left our employ.

If we are unable to protect our intellectual property, our competitors may gain access to our technology, which could harm our ability to successfully compete in our market.

We have no patent protection for our proprietary software. We rely on copyright protection for our software and non-disclosure and secrecy agreements with our employees and third parties to whom we disclose information. . This protection does not prevent our competitors from independently developing products similar or superior to our products and technologies. To further develop our services or products, we may need to acquire licenses for intellectual property. These licenses may not be available on commercially reasonable terms, if at all. Our failure to protect our proprietary technology or to obtain appropriate licenses could have a material adverse effect on our business, operating results or financial condition. Since our business is dependent upon our proprietary products, the unauthorized use or disclosure of this information could harm our business.

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

Our term loan agreement contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, make other restricted payments, swap or sell assets, merge or consolidate, or make acquisitions. An event of default under our loan agreement could allow the lender to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our consolidated assets to secure the debt under our loan agreement. If the amounts outstanding under the loan agreement were accelerated, the lender could proceed against those consolidated assets. Any event of default, therefore, could have a material adverse effect on our business. Our loan agreement also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default.

Our growth may be limited if we cannot make acquisitions.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity, which could dilute our earnings or the book value per share of our common stock. Our stock price may adversely affect our ability to make acquisitions for equity or to raise funds for acquisitions through the issuance of equity securities. If we fail to make any acquisitions, our future growth may be limited. As of the date hereof, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

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

We do not anticipate, and our loan agreement prohibits, the payment of dividends on our common stock.

We have only paid one cash dividend after getting our lender's consent and we do not anticipate paying any further cash dividends on our common stock in the foreseeable future. We presently intend to retain future earnings, if any, in order to provide funds for use in the operation and expansion of our business. Consequently, investors cannot rely on the payment of dividends to increase the value of their investment on Netsmart. In addition, we are a party to a loan agreement which prohibits us from paying cash dividends without the prior consent of our lender.

The employment contracts with our executive officers and provisions of Delaware law may deter or prevent a takeover attempt and may reduce the price investors might be willing to pay for our common stock.

The employment contracts between us and each of James Conway, Gerald Koop and Anthony Grisanti provide that in the event there is a change in control of Netsmart, the employee has the option to terminate his employment agreement. Upon such termination, each of Messrs. Conway, Koop and Grisanti has the right to receive a lump sum payment equal to his compensation for a forty-eight month period.

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

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. The preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create any series of preferred stock, we may issue such shares in the future. If we issue preferred stock in a manner which dilutes the voting rights of the holders of the common stock, our listing on The Nasdaq SmallCap Market may be impaired.

Shares may be issued pursuant to options which may adversely affect the market price of our common stock.

We may issue stock upon the exercise of options to purchase shares of our common stock pursuant to our long term incentive plans, of which options to purchase 365,755 shares were outstanding at December 31, 2003. The exercise of these options and the sale of the underlying shares of common stock may have an adverse effect upon the price of our stock.

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

Our typical license for a health information system ranges from $10,000 to $100,000 for a single facility healthcare organization to $250,000 to $1,000,000 for multi-unit care organizations such as those run by state agencies. Revenue from license fees were approximately $2,781,000, or 10.2% of revenue, for 2003, $1,753,000, or 7.9% of revenue, for 2002 and $747,000, or 4.1% of revenue, for
2001. A customer's purchase order may also include third party hardware or software. Revenue from hardware and third party software accounted for approximately $4,444,000, or 16.4% of revenue, for 2003, $3,822,000, or 17.3% of revenue, for 2002 and $2,390,000, or 13.2% of revenue, for 2001. Revenue from turnkey systems labor accounted for approximately $10,139,000, or 37.3% of revenue, for 2003, $7,418,000, or 33.5% of revenue, for 2002 and $6,568,000, or
36.3% of revenue in 2001.

Maintenance services have generated increasing revenue and have become a more significant portion of our business since most purchasers of health care information system licenses also purchase maintenance service. Maintenance revenue increases as existing customers purchase additional licenses and new customers purchase their initial software licenses. By agreement with our customers, we provide telephone help services and maintain and upgrade their software. Maintenance contracts may require us to make modifications to meet any new federal and state reporting requirements which become effective during the term of the maintenance contract. We do not maintain the hardware and third party software sold to our customers, but we provide a telephone help line service for certain third party software, which we license to our customers. Our maintenance revenue was approximately $7,069,000, or 26% of revenue, for 2003, $6,247,000, or 28.2% of revenue, for 2002 and $5,192,000, or 28.7% of revenue, for 2001. Our small systems revenue was approximately $768,000, or 2.8% of revenue, for 2003, $929,000, or 4.2% of revenue, for 2002 and $1,180,000, or
6.5% of revenue, for 2001.

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

     * Avatar - Clinician Workstation: This workstation provides a clinician with documentation and medical record management including assessment, care planning, progress notes, order entry and on-line medical records. The clinician workstation is our electronic medical record system for behavioral health, which integrates the clinical tools necessary for an interdisciplinary approach to the delivery of human services.

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

Many long-term behavioral/public healthcare facilities are operated by government entities and include those operated as part of entitlement programs. During the years ended December 31, 2003, 2002 and 2001, approximately 57%, 52% and 40%, respectively, of revenue was generated from contracts with state and local government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract for its convenience, although we have not experienced a termination for convenience in the last five years.

In addition to these major behavioral/public healthcare providers, there are a larger number of sole practitioners, group practices and smaller clinics which may also require behavioral/public healthcare facilities. We market our Internet-based systems to these potential customers.

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

During the year ended December 31, 2003, one customer accounted for approximately $2,861,000 or 10.5% of revenue. The account receivable from this customer at December 31, 2003 was $589,000 or 7% of the total account receivable. No one customer accounted for more than 10% of revenue for the years ended December 31, 2002 and 2001.

We had a backlog of orders, including ongoing maintenance and data center contracts for our behavioral health information systems of $24 million at December 31, 2003 and $25.3 million at December 31, 2002. We expect to fill approximately $20.0 million of the 2003 backlog during 2004.

Our backlog consists of revenue of approximately $12 million from existing turnkey contracts; maintenance of approximately $8 million that is comprised of both amounts expected to be filled under unexpired maintenance contracts and also amounts that are subject to automatic renewal; unexpired Data Center contracts of approximately $2 million calculated using historical experience to determine future useage and unexpired application service provider and facility management contracts of approximately $2 million which is also calculated using historical experience to determine future usage.


Data Center

Since our inception the Data Center has provided software which performs clinical and billing services for outpatient facilities, including mental health, alcohol and substance abuse facilities. Services include statistical reporting, data entry, electronic billing and submission.

All of our products and services are offered not only in a turnkey mode of operation but also in an Application Service Provider (ASP) mode in which the client uses our software products with part or all of the software's operation taking place on the computer facilities of our data centers. At present we have a data center service facility in Great River, New York and an additional facility in Columbus, Ohio.

Revenue from our Data Center was approximately $1,973,000 or 7.3% of revenue for 2003, $1,957,000 or 8.9% of revenue for 2002 and $2,042,000 or 11.3% of revenue for 2001.

During 2003, one customer, a hospital in New York City, accounted for $274,000 or 13% of the total Data Center revenue. During 2002, two customers each accounted for more than 10% of the total Data Center revenue. One customer was a New York State agency, which accounted for $199,000, or 10.2% of total Data Center revenue. The other client was a hospital in New York City, which accounted for $225,000, or 11.5% of total Data Center revenue. During 2001, this same major hospital accounted for $351,000, or 17.2% of total Data Center revenue. None of the above mentioned clients accounted for more than 10% of our consolidated revenue.

Our Data Center backlog at December 31, 2003 was $2,006,000. We anticipate that all of this backlog will be earned in 2004. The Data Center backlog at December 31, 2002 was $2,076,000.


Product Development

We incurred product development costs relating to our health and human services information systems of approximately $2,255,000 in 2003, $1,318,000 in 2002 and $1,335,000 in 2001, all of which was company-sponsored and expensed as research, development and maintenance. In 2003, we capitalized software development costs of $179,500 relating to our Avatar AM, Order Entry and RAD Plus 2004 products. The Avatar AM and Order Entry products are being amortized over a three year period and in 2003, we charged $19,232 to operations. In 2003, we incurred capitalized software development costs of approximately $883,000 associated with our acquisition of software products from CareNet. In 2001, we incurred capitalized software development costs of approximately $167,000 associated with our acquisition of software products from Advanced Institutional Management Software, Inc.

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

We compete in the Health and Human Services Systems market with the following behavioral healthcare vendors among others:

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

Competitive Position:

As a core part of our strategic business model, we bid on competitive procurements numerous times during the calendar year and have a very high win ratio, which is evidence of our leadership. This is especially evident in the statewide mental health/mental retardation field for which we have 26 statewide systems.

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


Intellectual Property Rights

We have no patent rights for our behavioral health information system software, but we rely upon copyright protection for our software, as well as non-disclosure and secrecy agreements with our employees and third parties to whom we disclose information. We may not be able to protect our proprietary rights to our system and third parties may claim rights in the system.
Disclosure of the codes used in any proprietary product, whether or not in violation of a non-disclosure agreement, could have a material adverse affect upon us, even if we are successful in obtaining injunctive relief. We must continue to invest in product development, employee training, and client support.

Employees

As of December 31, 2003, we had 161 employees, including 4 executive, 14 sales and marketing, 132 technical and 11 clerical and administrative employees.

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


Item 2.        Property

We lease office space at the following locations:

Location                     Purpose                      Space           Annual Rental     Expiration
--------                     -------                      -----           -------------     ----------

3500 Sunrise Highway         Executive offices            32,600 square   $505,000, plus    10/22/14
Great River, New York        Software and Related         feet            3% annual
                             Systems and Services                         increases
                             Data Center Services

1335 Dublin Road             Offices                      3,500 square    $59,000           11/30/04
Columbus, Ohio               Software and Related         feet
                             Systems and Services

5120 Shoreham Place          Offices                      2,800 square    $73,000           05/31/05
San Diego, California        Software and Related         feet
                             Systems and Services

220 E. Huron                 Software and Related         625 square      $989 per month    Month to
Ann Arbor, Michigan          Systems and Services         feet                              month

We believe that our space is adequate for our immediate needs and that, if additional space is required, it would be readily available on commercially reasonable rates.

Item 3.        Legal Proceedings

In October 2000, the Company commenced an action against the City of Richmond, in the United States District Court for the Eastern District of New York, for failure to pay more than $1 million pursuant to a contract between the Company and Richmond. On July 29, 2003, this action was settled and the Company received an amount of $205,000. This settlement had no material adverse effect on the results of operations of the Company.


Item 4.        Submission of Matters to a Vote of Security Holders

None

                                     Part II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters

Our common stock is traded on The Nasdaq SmallCap Market under the symbol NTST. Set forth below is the reported high and low sales prices of our Common Stock for each quarterly period during 2003 and 2002.

        Quarter Ended                          High                 Low
        -------------                          ----                 ---

        March 31, 2003                        $ 6.00                3.53
        June 30, 2003                           5.53                4.00
        September 30, 2003                     10.90                5.15
        December 31, 2003                      19.85                8.45

        March 31, 2002                        $ 3.45                2.40
        June 30, 2002                           2.89                2.08
        September 30, 2002                      4.60                1.70
        December 31, 2002                       7.03                4.10



As of December 31, 2003, there were approximately 2,300 beneficial owners of our common stock. The closing price of our common stock was $13.60 per share on March 3, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

In July 2003, the Company's Board of Directors approved a one-time cash dividend of $.10 per share of common stock which was paid in September 2003 to all stockholders of record on August 20, 2003. The amount charged to surplus in August 2003, based upon the shares outstanding on August 20, 2003, the record date of the dividend, was $441,447. We do not anticipate that we will pay any further dividends in the foreseeable future. We currently intend to retain future earnings for use in operation and development of our business and for potential acquisitions. In addition, the terms of our term loan agreement requires our lender's consent with respect to the payment of cash dividends.


                      Equity Compensation Plan Information
                      ------------------------------------

The following table sets forth information relating to our compensation plans as of December 31, 2003.

                                                                                   Number of securities
                                                                                   remaining available for
                                                                                   future issuance under
                             Number of securities to    Weighted-average           equity compensation
                             be issued upon exercise    exercise price of          plans (excluding
                             of outstanding options,    outstanding options,       securities reflected in
Plan Category                warrants and rights        warrants and rights        column (a)
-------------                -------------------        -------------------        ----------

                                        (a)                        (b)                        (c)
Equity compensation
plans approved by
security holders                  365,755                    $4.111                     5,750

Equity compensation
plans not approved by
security holders                       --                    $   --                        --
                                  -------                    ------                     -----
Total                             365,755                    $4.111                     5,750



Item 6.        Selected Financial Data

The selected consolidated financial data set forth below for the five years in the period ended December 31, 2003 has been derived from the company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                                                        Year Ended December 31,
                                                        -----------------------
                                      2003         2002          2001         2000        1999
                                      ----         ----          ----         ----        ----
                                                   (in thousands except per share data)

Selected Statements
  of Operations Data:

Revenue                             $27,175       $22,126       $ 18,119     $ 20,171     $ 21,252

Income from Continuing
 Operations before interest
  and other financing costs           2,368         1,095            399        2,141        1,895

Income from Discontinued
  Operations                             --            --             --           70          180

Net Income                            3,028(1)      1,195(2)         315        2,386(3)     1,825

Dividends Declared
  Per Common Share                      .10            --             --           --           --

Per Share Data - Diluted:
  Continuing Operations                 .64           .29            .08          .61          .47
  Discontinued Operations                --            --             --          .02          .05
  Net Income                            .64           .29            .08          .63          .52

Weighted average number
  of shares outstanding               4,752         4,153          3,872        3,771        3,516

Selected Balance
 Sheet Data:
 Working Capital                     14,714         9,215          7,903        5,858        2,012

Total Assets                         34,633        22,416         18,007       15,301       13,972

Long Term Debt
  Including Current Portion           1,667         1,750          2,250           --           --

Capitalized Leases                      147            12             41           76           90
90

Stock dividend                          441            --             --           --           --

Total Liabilities                    13,633        11,110          8,060        5,997        8,617

Accumulated Deficit                  (6,347)       (9,376)       (10,571)     (10,886)     (13,272)

Stockholders' Equity                 21,000        11,306          9,948        9,303        5,355


-------------------------

(1) The Company's tax provision has been reduced as a result of available net operating loss carry forwards. In addition, a $900,000 tax benefit was recognized, as a result of a further reduction in its deferred tax asset valuation allowance.

(2) The Company's tax provision has been reduced as a result of available net operating loss carry forwards. In addition, a $400,000 tax benefit was recognized, as a result of a further reduction in its deferred tax asset valuation allowance..

(3) The Company's tax provision has been reduced as a result of available net operating loss carry forwards. In addition, a $494,000 tax benefit was recognized, as a result of a further reduction in its deferred tax asset valuation allowance




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our operations are grouped into two segments:
     |X|     Software and Related Systems and Services
     |X|     Data Center (service bureau services)

Results of Operations

Fixed price software development contracts and licenses accounted for 44% of consolidated revenue for each of the years ended December 31, 2003 and 2002. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue is affected. Our time spent on projects during the second half of the year can generally range from 1% to 10% less than time spent on projects during the first half of the year.

Years Ended December 31, 2003 and 2002

Our total revenue for 2003 was $27,175,000, an increase of $5,049,000, or 23%, from our revenue for 2002, which was $22,126,000.

Revenue from contracts from government agencies represented 57% of revenue in 2003 and 52% of revenue in 2002. This reflects an increase in new government contracts, primarily relating to contracts with two new county agencies.

Software and Related Systems and Services

Our Software and Related Systems and Services revenue for 2003 was $25,202,000, an increase of $5,033,000, or 25%, from our revenue for 2002, which was $20,169,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of revenue was turnkey systems labor revenue, which increased to $10,139,000 in 2003, from $7,418,000 in 2002, reflecting a 37%
increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. This increase was substantially the result of an increase in spending for information systems in the human services marketplace and our ability to provide the staff necessary to generate additional revenue. Labor rate price changes from 2003 to 2002 resulted in an 11% increase in the average daily billing rate and accounted for approximately $567,000, or 21%, of the total turnkey systems labor increase. The acquisition of the operations of CareNet accounted for $380,000 or 14% of the total turnkey systems labor increase. Revenue from third party hardware and software increased to $4,444,000 in 2003, from $3,822,000 in 2002, which represents an increase of 16%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. License revenue increased to $2,781,000 in 2003, from $1,753,000 in 2002, reflecting an increase of 59%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase in license revenue was the result of an increase in spending for information systems in the human services marketplace. Maintenance revenue increased to $7,069,000 in 2003, from $6,247,000 in 2002, reflecting an increase of 13%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased to $768,000 in 2003, from $929,000 in 2002, reflecting a decrease of 17%. This decrease is the result a redirection of our sales efforts to larger turnkey sales. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased to $11,653,000 in 2003 from $7,006,000 in 2002, reflecting an increase of 66%. Our gross margin percentage increased to 46% in 2003 from 35% in 2002. Our gross margin percentage has increased primarily as a result of increased maintenance and license revenue and, to a lesser extent, an increase in our labor revenue. Our infrastructure costs with respect to our maintenance division are substantially in place and as new maintenance revenue occurs, our gross profit margins are improved accordingly.

Data Center (Service Bureau Services)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year, we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue increased to $1,973,000 in 2003, from $1,957,000 in 2002, representing an increase of $16,000, or 1%. This increase was due to an increase in the client base.

Gross profit decreased to $939,000 in 2003 from $946,000 in 2002, reflecting a decrease of less than 1%. Our gross margin percentage however, remained constant at 48% for 2003 and 2002.


Operating Expenses

Selling, general and administrative expenses were $7,969,000 in 2003, reflecting an increase of $2,431,000, or 44%, from the $5,538,000 in 2002. This increase was in the area of sales and marketing salaries, which increased by $342,000; sales commissions, which increased by $210,000; advertising and promotion, which increased by $181,000; an increase in general and administrative salaries, which increased by $316,000; provisions for bonuses, which increased by $404,000 provision for bad debts, which increased by $676,000 and the addition of the amortization of the CareNet acquisition which was $139,000 in 2003 and was not present in 2002.

We incurred product development and maintenance expenses of $2,255,000 in 2003, an increase of 71% from the $1,319,000 in 2002. The increase in product development and maintenance expense is the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules including Minimum Data Set (MDS) reporting, which is designed to address Federal reporting requirements, as well as continued investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $200,000 in 2003, a decrease of $62,000, or 24%, from the $262,000 in 2002. This decrease is the result of reduced borrowing during 2003 with respect to our loan with Fleet Bank. The decrease in interest expense was partially offset by in increase in borrowing related to the promissory note issued to Shuttle Data Systems Corp. in connection with our acquisition of CareNet and an increase in our capitalized lease arrangements.

Interest income was $74,000 in 2003, an increase of $28,000, or 61%, from 46,000 in 2002. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations and the proceeds the exercise of options and warrants.

We have a net operating loss tax carry forward of approximately $6.5 million. In 2003, we recorded a current income tax expense of $113,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The current income tax provision was reduced by $942,000 as a result of the use of available net operating losses. The deferred tax asset and the valuation allowance were reduced by the same amount. We also re-evaluated the deferred tax asset valuation allowance and further reduced the allowance by $900,000, which was recorded as a tax benefit. In 2002, we recorded current income tax expense of $84,000, which related to various state and local taxes. In addition, we recognized a partial deferred tax benefit in the amount of $400,000 principally due to a reduction in the valuation allowance of $400,000 related to our net operating loss carry forward.

As a result of the foregoing factors, in 2003, we had net income of $3,029,000, or $.69 per share (basic) and $.64 per share (diluted). For 2002, we had net income of $1,195,000, or $.32 per share (basic) and $.29 per share (diluted).

Years Ended December 31, 2002 and 2001

Our total revenue for 2002 was $22,126,000, an increase of $4,007,000, or 22%, from our revenue for 2001, which was $18,119,000.

Revenue from contracts from government agencies represented 52% of revenue in 2002 and 40% of revenue in 2001. This reflects an increase in new government contracts.

Software and Related Systems and Services

Our Software and Related Systems and Services revenue for 2002 was $20,169,000, an increase of $4,092,000, or 25%, from our revenue for 2001, which was $16,077,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems. The largest component of revenue was turnkey systems labor revenue, which increased to $7,418,000 in 2002, from $6,568,000 in 2001, reflecting a 13% increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. The increase in turnkey systems labor revenue was substantially the result of an increase in spending for the information systems in the human services marketplace and our ability to provide the staff necessary to generate additional revenue. Labor rate price changes from 2002 to 2001 resulted in a 1% increase in the average daily billing rate and accounted for approximately $76,000, or 9%, of the total turnkey systems labor increase. Revenue from third party hardware and software increased to $3,822,000 in 2002, from $2,390,000 in 2001, which represents an increase of 60%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. License revenue increased to $1,753,000 in 2002, from $747,000 in 2001, reflecting an increase of 135%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. The increase in license revenue was the result of an increase in spending for information systems in the human services marketplace. Maintenance revenue increased to $6,247,000 in 2002, from $5,192,000 in 2001, reflecting an increase of 20%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased to $929,000 in 2002, from $1,180,000 in 2001, reflecting a decrease of 21%. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month. We are experiencing a decline in small turnkey systems as a result of a redirection of our sales efforts to larger turnkey sales.

Gross profit increased to $7,006,000 in 2002 from $5,095,000 in 2001, reflecting an increase of 37%. Our gross margin percentage increased to 35% in 2002 from 32% in 2001. Although license and maintenance revenue, which are highly margined revenue components, increased in 2002, our gross margin percentage did not increase proportionately. This is because the mix of our revenue components for 2002 included a larger amount of third party hardware and software revenue than 2001. Our third party hardware and software revenue yields margins significantly less than our margins from human services revenue.

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

Gross profit decreased to $946,000 in 2002 from $1,023,000 in 2001. Our gross margin percentage decreased from 50% in 2001 to 48% in 2002. This decrease was the result of the reduction in revenue with no corresponding decrease in costs.

Operating expenses

Selling, general and administrative expenses were $5,538,000 in 2002, reflecting an increase of $1,154,000 or 26% from the $4,384,000 in 2001. This increase was substantially in the area of provisions for bonuses, which increased by $190,000, investor relations, which increased by $97,000, consulting fees, which increased by $77,000, general insurance, which increased by $71,000, G&A salaries which increased by $46,000, non recurring costs related to the national users conference of $110,000 and settlement of a lawsuit for $69,000.

We incurred product development and maintenance expenses of $1,318,000 in 2002, a decrease of 1% from the $1,335,000 in 2001. During 2002, we continued to invest in improved functionality and technology in our products, but at a lesser extent than in 2001.

Interest and other expenses was $262,000 in 2002, an increase of $75,000, or 40%, from the $187,000 in 2001. This increase was substantially the result of interest associated with the $2,500,000 term loan, which we received in June 2001 and an other than temporary decline in the value of a security.

Interest and other income consisted of interest income of $46,000 in 2002 which was generated from short term investments. Interest and other income consisted of $42,000 which was generated from short term investments, and $30,000, which relates to a gain realized on stock investment in 2001.

We have a net operating loss tax carry forward of approximately $9 million. In 2002, we recorded current income tax expense of $84,000, which related to various state and local taxes. In addition, we recognized a partial deferred tax benefit in the amount of $400,000 principally due to a reduction in the valuation allowance of $400,000 related to our net operating loss carry forward. In 2001 we recorded an income tax benefit of $31,000. This benefit was based upon an over accrual of state and federal taxes in 2000 as well as the recognition of an additional $6,000 benefit of our operating loss carry forward.

As a result of the foregoing factors, in 2002, we had a net income of $1,195,000, or $.32 per share (basic) and $.29 per share (diluted). For 2001, we had net income of $315,000, or $.09 per share (basic) and $.08 per share (diluted).

Liquidity and Capital Resources

We had working capital of approximately $14.7 million at December 31, 2003 as compared to working capital of approximately $9.2 million at December 31, 2002. This increase of $5.5 million in working capital was the result of the following: our net income, after adding back depreciation and amortization and adjusting for the change in the current portion of the deferred tax asset, increased working capital by $3.8 million. The increase in working capital also included $6.5 million in net proceeds from the exercise of our stock options and warrants. These increases were partially offset by the costs related to the CareNet acquisition, which utilized approximately $979,000 of our cash. Our working capital was further reduced by the CareNet acquisition because of the current portion of the long-term debt assumed, which we recorded in the amount of $166,000, and the assumption of certain other contract obligations totaling $68,000. We also reduced our working capital by $441,000 as a result of the payment of a dividend, an investment in capitalized software of $180,000 and by an additional $2,354,000 for the acquisition of equipment and leasehold improvements. In December 2003, we relocated our Islip, New York headquarters to a larger facility in Great River, New York. Capital expenditures of approximately $2 million related to this relocation and are included in the acquisition of leasehold improvements and equipment mentioned above. The remaining reduction in working capital of $612,000 was due to changes in other current assets and liabilities. With respect to the $2 million investment in the our new facility, we negotiated with our new landlord a rent free period of ten months, which will result in approximately $442,000 of cash savings which will partially offset the investment we have made.

In June 2001, we entered into a revolving credit and term loan agreement with Fleet Bank ("Fleet"). This financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. The $1.5 million line of credit expired in June 2003. We did not utilize this line of credit during its duration. We are currently exploring our options with Fleet, relating to the possible increase in its term loan to be used for acquisitions, as well as an additional term loan to assist in costs associated with the relocation of our corporate headquarters. The current term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with Fleet for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.95% in order to reduce the interest rate risk associated with these borrowings. We have made principal payments on the $2.5 million term loan and the amount outstanding at December 31, 2003 is $1.3 million.

The terms of our term loan agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. We received Fleet's consent to the payment of the dividend declared in August 2003 and paid in September 2003. As of December 31, 2003, we were in compliance with the financial covenants of this agreement.

On February 27, 2003, our Board of Directors authorized the purchase of up to $100,000 of our common stock at any time the market price is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. We expect to fund any stock repurchases from our operating cash flow. As of December 31, 2003, we have not made any stock repurchases.

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

The cost of the acquisition was allocated to purchased software in the amount of $883,075, customer lists in the amount of $1,097,138, and computer hardware in the amount of $23,700. We are amortizing the purchased software over an eight-year life and the customer lists over a nine-year life.

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

In 2003, we incurred capitalized software development costs of $179,500 relating to our Avatar AM, Order Entry and RAD Plus 2004 products. The Avatar AM and Order Entry products are being amortized over a three year period and in 2003, we charged to $19,232 to operations.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash, our securities or a combination of cash and securities. If we fail to make any acquisitions our future growth will be limited to only internal growth. As of the date of this Form 10-K annual report, we did not have any formal or informal agreements or understandings with respect to any material acquisitions, and we cannot give any assurance that we will be able to complete any material acquisitions.

Based on our outstanding contracts and our continuing business, we believe that our cash flow from operations and our cash on hand will be sufficient to enable us to fund our operations for at least the next twelve months. It is possible that we may need additional funding if we go forward with certain acquisitions or if our business does not develop as we anticipate or if our expenses, including our software development costs relating to our expansion of our product line and our marketing costs for seeking to expand the market for our products and services to include smaller clinics and facilities and sole group practitioners, exceed our expectation.

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

        Revenue Recognition
        Capitalized Software Development Costs
        Impairment of Customer Lists

Revenue Recognition: Revenue associated with fixed price turnkey sales consists of the following components: licensing of software, labor associated with the installation and implementation of the software; and maintenance services rendered in connection with such licensing activities. Revenue from fixed price software development contracts and revenue under license agreements, which require significant modification of the software package to the customer's specifications, are recognized utilizing the estimated percentage-of-completion method which uses the units-of-work-performed method to measure progress towards completion. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. We also derive revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. Consulting revenue is recognized when the services are rendered. Data Center revenue is recognized in the period in which the service is provided. The above sources of revenue are recognized when, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

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

Capitalized Software Development Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility and ends upon its availability for general release to customers. Technological feasibility for our computer software products is generally based upon achievement of a detail program design free of high risk development issues.The Company capitalizes only those costs directly attributable to the development of the software. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility these costs are expensed as incurred and included in research, development and maintenance. Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in research, development and maintance. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or
(b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products range from 3 to 8 years.

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


Contractual Obligations

The following table summarizes, as of December 31, 2003, our obligations and commitments to make future payments under debt, capital leases and operating leases:


      Contractual Obligations        Payments Due by
                                        Period

                                      Total        Less than     1 - 3      4 - 5 years   Over 5
                                                    1 year       years                    years


Long Term Debt(1)                     1,666,687     666,667     1,000,020       --          --

Capital Lease Obligations(2)            161,592      70,758        90,834       --          --

Operating Leases(3)                   6,533,178     280,266     1,192,480   1,224,311   3,836,121


Total Contractual Cash Obligations    8,361,457   1,017,691     2,283,334   1,224,311   3,836,121

----------

(1) See Note 7 to Netsmart's Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001, which describes the Company's financing agreement.
(2) See Note 10 to Netsmart's Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001, which describes the Company's
Capital Lease Obligation.
(3) See Note 12 to Netsmart's Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001, which describes the Company's Operating
Lease Obligations.


Forward-Looking Statements

Statements in this Form 10-K annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.
Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K annual report, including the risks described under "Risk
Factors" and in other documents which we file with the Securities and Exchange
Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.


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

Most of our invested cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If market interest rates decrease by 10 percent from levels at December 31, 2003, the effect on our net income would be a decrease of approximately $8,900 per year.






                           Netsmart Technologies, Inc.
                                Quarterly Summary
                                    Unaudited

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2003 and 2002. All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any future period.

In thousands, except per share data amounts
                                                 1st Quarter    2nd Quarter   3rd Quarter    4th Quarter

               2003 (a)

Total revenue                                    $6,119         $6,589        $7,108         $7,359
Gross profit                                      2,426          2,669         3,152          4,345
Net income                                          271            521         1,546            691

Per share amounts:
  Net earnings - Basic:                          $  .07         $  .13        $  .34         $  .13
                                                 ======         ======        ======         ======

Net earnings - Diluted:                          $  .06         $  .12        $  .33         $  .13
                                                 ======         ======        ======         ======

(a) Includes a $100 and $800 reduction in the deferred tax asset valuation allowance for the second and third quarters of 2003 respectively.

The Company recorded a $701,000 increase in its allowance for bad debts in the fourth quarter of 2003. Also during the fourth quarter of 2003, the Company capitalized $144,000 of software development costs incurred in quarters one through three of 2003, totaling $62,000 $62,000 and $20,000 respectively.



               2002 (b)

Total revenue                                    $4,830         $5,447        $6,044         $5,805
Gross profit                                      1,685          1,843         1,880          2,174
Net income                                          103            142           202            748

Per share amounts:
  Net earnings - Basic:                          $  .03         $  .04        $  .05         $  .19
                                                 ======         ======        ======         ======

Net earnings - Diluted:                          $  .03         $  .04        $  .05         $  .18
                                                 ======         ======        ======         ======

(b) Includes a $400 reduction in the deferred tax asset valuation allowance for the fourth quarter of 2002.

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

The Company's financial statements for the year ended December 31, 2001 were audited by Eisner LLP, whose report on such financial statements did not include any qualification, disclaimer, modification or explanatory paragraph. There were no disagreements with Eisner LLP during the year ended December 31, 2001 during the period subsequent to December 31, 2001 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


Item 9A.       Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2003, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                    Part III

Item 10.       Directors and Executive Officers of the Registrant.

Our directors and executive officers are as follows:

Name                             Age    Position
----                             ---    --------

James L. Conway                  56     Chief executive officer and director
Gerald O. Koop                   65     President and director
Anthony F. Grisanti              54     Chief financial officer, treasurer and
                                        secretary
John F. Phillips                 66     Vice president and director
Joseph G. Sicinski(1 & 2)        71     Director
Edward D. Bright                 67     Chairman of the board and director
Francis J. Calcagno(1 & 2)       54     Director
John S.T. Gallagher(1 & 2)       73     Director
Yacov Shamash                    54     Director
----------
(1)     Member of the compensation committee.
(2)     Member of the audit committee.


Mr. James L. Conway has been our chief executive office since April 1998, a director since January 1996 and president from January 1996 until January 2001. From 1993 until April 1998, he was president of a Long Island based manufacturer of specialty vending equipment for postal, telecommunication and other industries. He was previously vice president, treasurer and director of ITT Credit Corporation. Mr. Conway was recently elected to the board of LISTnet which is an organization with the objective of promoting Long Island as one of the national centers of execellence for software and technology solutions. He also serves and is a member of the CEO Roundtable for Long Island.

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

Mr. Joseph G. Sicinski has been one of our directors since June 1998. He was president and a director of the Trans Global Services, Inc., a technical staffing company, a position he held with Trans Global and its predecessor from September 1992 until April 1998. From April 1998 until September 2002, he was also chief executive officer of Trans Global. In September 2003 he retired from Trans Global and co-founded Novus Management Services, Inc., a company providing services related to the insurance industry where he is also a board member.
In February 2004 he was co-founder of BDS Strategic Solutions, Inc., a company providing permanent and temporary staffing with solution services and programs related to human resource issues. He is chairman of the BDS board of directors.

Mr. Edward D. Bright has been our chairman of the board and a director since April 1998. From April 1998 until 1999, Mr. Bright was chairman, secretary, treasurer and a director of Consolidated Technology Group Ltd., a public company engaged in operating outpatient diagnostic imaging centers, now known as The Sagemark Companies, Ltd. In 2000, Mr. Bright was reelected chairman of the board and a director of Sagemark a position which he currently holds. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to Creative Socio-Medics Corp., our wholly-owned subsidiary.

Mr. Francis J. Calcagno has been one of our directors since September 2001. He is a senior managing director of Dominick & Dominick LLC, a company engaged in investment banking, a position he has held since 1997. From 1993 until 1997, he was a managing director of Deloitte and Touche, LLP.

Mr. John S.T. Gallagher has been one of our directors since March 2002. He is deputy county executive for health and human services in Nassau County, New York, a position he has held since February 2002. He has been a senior executive officer of North Shore University Hospital and North Shore - Long Island Jewish Health System since 1982, having served as executive vice president of North Shore from 1982 until 1992, president from 1992 until 1997 and chief executive officer of the combined hospital system from 1997 until January 2002. In January 2002, he became co-chairman of the North Shore - Long Island Jewish Heath System Foundation. Mr. Gallagher is also a director of Perot Systems Corporation, a worldwide provider of information technology services.

Dr. Yacov Shamash is Vice President for Economic Development and the Dean of the College of Engineering and Applied Sciences at Stony Brook University. Prior to joining SUNY Stony Brook in 1992, Dr. Shamash served as the Director of the School of Electrical Engineering and Computer Science at Washington State University. He has also held faculty positions at Florida Atlantic University, the University of Pennsylvania and Tel Aviv University. He received his undergraduate and graduate degrees from Imperial College of Science and Technology in London, England. Dr. Shamash has been a member of the Board of Directors of KeyTronic Corporation, a contract manufacturer, since 1989, of American Medical Alert Corporation, a healthcare service provider, since 2001 and of Manchester Technologies, Inc., a hardware and software technology provider, since December 2003.

Directors are elected for a term of one year.

None of our officers and directors are related.

Any stockholder who wants to nominate a candidate for election to the Board must deliver timely notice to our Secretary at our principal executive offices. In order to be timely, the notice must be delivered

     * in the case of an annual meeting, not less than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders, although if we did not hold an annual meeting or the annual meeting is called for a date that is not within 30 days of the anniversary date of the prior year's annual meeting, the notice must be received a reasonable time before we begin to print and mail our proxy materials; and

     * in the case of a special meeting of stockholders called for the purpose of electing directors, the notice must be received a reasonable time before we begin to print and mail our proxy materials.

Our board of directors has two committees - the audit committee and the compensation committee.

The audit committee consists of three independent directors, Messrs. Francis J. Calcagno, who is chairman of the committee, John S.T. Gallagher and Joseph G. Sicinski. The responsibilities of the audit committee include overseeing our financial reporting process, reporting the results of its activities to the board, retaining and ensuring the independence of our auditors, approving services to be provided by our auditors, reviewing our periodic filings with the independent auditors prior to filing, and reviewing and responding to any matters raised by the independent auditors in their management letter. The board of directors has determined that at least one member of the audit committee, Mr. Calcagno, is an audit committee financial expert. Mr. Calcagno is an independent director as defined in the rule of the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

The compensation committee, which is composed of Messrs. Calcagno, Gallagher and Sicinski, serves as the stock option committee for our stock option plans and the employee stock purchase plan, and it reviews and approves any employment agreements with management and changes in compensation for our executive officers.

Excluding actions by unanimous written consent, during 2003, the board of directors held eight meetings, the compensation committee held three meetings, and the audit committee held four meetings. The audit committee met with our independent accountants and chief financial officer prior to filing of this Form 10-K annual report to review the 2003 audited financial statements with the independent auditors. During 2003, all of our directors attended at least 80% of the meetings of the board and any committee of which they are members.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Nasdaq Stock Exchange. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and Nasdaq. Based solely upon our review of the copies of the forms we have received, and upon representations received from such Reporting Persons; we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2003.

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officer, principal accounting officer and controller, a copy of which is filed as an exhibit to this Form 10-K and which is posted on our website at www.csmcorp.com. A copy of Code of Ethics may also be obtained without charge by writing to Mr. Anthony F. Grisanti, Chief Financial Officer, Netsmart Technologies, Inc, 3500 Sunrise Highway, Great River, NY 11739.

Item 11.       Executive Compensation.

Set forth below is information with respect to compensation paid or accrued by us for the three years ended December 31, 2003, 2002 and 2001 to our chief executive officer and to each of our other officers whose salary and bonus for 2003 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                           Annual                Long-Term
                                           ------                ---------
                                         Compensation            Compensation
                                         ------------            ------------
                                                                 (Awards)
                                                                 --------
                                                                 Options, SARs
                                                                 -------------
Name and Principal Position      Year        Salary     Bonus    (Number)
---------------------------      ----        ------     -----    --------
James L. Conway, CEO             2003       $207,814   $188,000         49,500
                                 2002        193,151    120,000         20,000
                                 2001        182,239     61,261             --
Gerald O. Koop, president        2003        189,880    206,539         49,500
                                 2002        170,807    170,408         20,000
                                 2001        160,959     97,874             --
John F. Phillips, vice           2003        187,772     84,000         35,000
president                        2002        170,807     60,000         15,000
                                 2001        160,959     41,041             --
Anthony F. Grisanti, chief       2003        162,343    144,000         27,500
financial officer                2002        148,463    106,000         16,000
                                 2001        139,679     65,821             --

The bonuses for Mr. Koop includes accrued commissions of $135,539 for 2003, $165,408 for 2002 and $82,874 for 2001. The 2003 commissions will be paid in installments through 2004, the 2002 commissions were paid in installments through 2003 and the 2001 commissions were paid in installments through 2002.

Employment Agreements

In January 2001, we entered into employment agreements with Messrs. James L. Conway, John F. Phillips, Gerald O. Koop and Anthony F. Grisanti for a term of three years for Messrs. Conway and Grisanti and two years for Messrs. Koop and Phillips. During 2003 we extended the term of the employment agreements by one year for Messrs. Conway, Koop & Grisanti. We believe that these officers are vital to our business. Each of the officers has the right to extend the term for an additional year beyond the 2003 amendment. Following termination of the employment term, or earlier at the discretion of the officer, each of the officers has the right to continue as a part-time consultant for a term of five years for annual compensation of $75,000.

Pursuant to these employment agreements, these officers received the following salaries in 2003: Mr. Conway - $187,689, Mr. Koop - $164,227, Mr. Phillips - $164,277, and Mr. Grisanti - $140,766. The agreements provide for annual increases associated with cost of living indexes or 5%, whichever is greater. The agreements provide that the executives are eligible to participate in a bonus pool to be determined annually by the board, based on the executive's performance. The agreements also provide each of these officers with an automobile allowance, which is included under "Salary", and insurance benefits. In the event of the officer's dismissal or resignation or a material change in his duties or in the event of a termination of employment by the executive or by us as a result of a change of control, the officer may receive severance payments of between 30 and 36 months' compensation. In January 2001, we entered into a consulting agreement with Mr. Bright - see Item 13, Certain Relationships and Related Transactions.

Compensation Committee Interlocks and Insider Participation

During fiscal 2003, our compensation committee consisted of Messrs. Calcagno, Gallagher and Sincinski. None of them were our officers or employees during fiscal 2003 or were previously an officer of ours nor did any of them have any relationship with us that is required to be disclosed under this heading.



                             COMPENSATION COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

The compensation of our executive officers is determined by the Compensation Committee of our board of directors, subject to applicable employment agreements. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates. The following report with respect to certain compensation paid or awarded to our executive officers during fiscal 2003 is furnished by the directors who comprised the Compensation Committee during fiscal 2003.

General Policies

Our compensation programs are intended to enable us to attract, motivate, reward and retain the management talent required to achieve our corporate objectives, and thereby increase shareholder value. It is our policy to provide incentives to our senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our businesses. To attain these objectives, our executive compensation program includes a competitive base salary, cash incentive bonuses and stock-based compensation. See "Executive Compensation -- Employment Agreements".

Stock options are granted to employees, including our executive officers, under our option plans. The Committee believes that stock options provide an incentive that focuses the executive's attention on managing Netsmart from the perspective of an owner with an equity stake in the business. Options are awarded with an exercise price equal to the market value of common stock on the date of grant. Among our executive officers, the number of shares subject to options granted to each individual generally depends upon the level of that officer's responsibility. The largest grants are awarded to the most senior officers who, in the view of the Compensation Committee, have the greatest potential impact on our profitability and growth. Previous grants of stock options are reviewed but are not considered the most important factor in determining the size of any executive's stock option award in a particular year.

Relationship of Compensation to Performance and Compensation of Chief Executive Officer

The Compensation Committee annually establishes, subject to the approval of our board of directors and any applicable employment agreements, the salaries to be paid to our executive officers during the coming year. The base salary of each of Messrs. Conway, Phillips, Koop and Grisanti is established by contract. In setting salaries, the Compensation Committee takes into account several factors, including the extent to which an individual may participate in the stock plans maintained by us, and qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

For fiscal 2003, pursuant to the terms of his employment agreement with us, our Chairman received a base salary and additional compensation (See "Executive Compensation - Employment Agreements").

                                                The Compensation Committee:
                                                John S.T. Gallagher (Chairman)
                                                Francis J. Calcagno
                                                Joseph G. Sicinski


Option Exercises and Outstanding Options

The following table sets forth information concerning the grants of options made during the year ended December 31, 2003.


                     Options/SAR Grants in Last Fiscal Year
                                                               Potential Realized Value at
                                                              Assumed Annual Rates of Stock
                                                               Price Appreciation for Option
                                                                        Term (4)


                    Number of         %of Total
                    Securities       Options/SARS
                    Underlying        Granted to         Exercise or
                   options/SARS       Employees in       Base Price         Expiration
                    Granted (1)         2003 (2)          $/SH (3)            Date             5%($)           10%($)


Koop                 25,000               6.8%             $ 4.93             1/27/08        $ 41,917           $  95,095
Koop                 24,500               6.6%             $ 4.37             5/22/08        $ 36,412           $  82,607
                     ------              -----                                               --------           ---------
                     49,500              13.4%                                               $ 78,329           $ 177,702
                     ------              -----                                               --------           ---------

Phillips             17,500               4.7%             $ 4.93             1/27/08        $ 29,342           $  66,566
Phillips             17,500               4.7%             $ 4.37             5/22/08        $ 26,009           $  59,005
                     ------              -----                                               --------           ---------
                     35,000               9.5%                                               $ 55,351           $ 125,572
                     ------              -----                                               --------           ---------

Edward D. Bright      5,000               1.4%             $ 4.37             5/22/08        $  7,431           $  16,859

Anthony Grisanti     17,500               4.7%             $ 4.93             1/27/08        $ 29,342           $  66,566
Anthony Grisanti     10,000               2.7%             $ 4.37             5/22/08        $ 14,862           $  33,717
                     ------              -----                                               --------           ---------
                     27,500               7.4%                                               $ 44,204           $ 100,284
                     ------              -----                                               --------           ---------

James Conway         25,000               6.8%             $ 4.93             1/27/08        $ 41,917           $  95,095
James Conway         24,500               6.6%             $ 4.37             5/22/08        $ 36,412           $  82,607
                     ------              -----                                               --------           ---------
                     49,500              13.4%                                               $ 78,329           $ 177,702
                     ------              -----                                               --------           ---------

Joseph Sicinski       5,000               1.4%             $ 4.37             5/22/08        $  7,431           $  16,859

Frank Calcagno       10,000               2.7%             $ 4.37             5/22/08        $ 14,862           $  33,717

Jack Gallagher        5,000               1.4%             $ 4.37             5/22/08        $  7,431           $  16,859


(1) Includes options granted in 2003.
(2) Based on a total of 381,000 shares subject to options granted to employees under Netsmart's options plans in 2003.
(3) Under all stock option plans, the option purchase price is equal to the fair market value at the date of grant. Options were granted to executives on January 27, 2003 and May 22, 2003.
(4) In accordance with the U.S. Securities and Exchange Commission rules, these columns show gains that could accrue for the respective options, assuming that the market price of Netsmart common stock appreciates from the date of grant over a period of 6 years at an annualized rate of 5% and 10% respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executive from these options would be zero.


The following table sets forth information concerning the exercise of options during the year ended December 31, 2003 and the year-end value of options held by our officers named in the Summary Compensation Table. No stock appreciation rights have been granted.



 Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value
  (All options were fully exercisable at year end or by 60 days after the dates as of which the information is provided)

                                                                      Number of
                                                                      Securities           Value of
                                                                      Underlying          Unexercised
                                                                     Unexercised         In-the-Money
                                                                  Options/At Fiscal   Options/At Fiscal
                            Shares Acquired          Value           Year-End (#)        Year-End ($)
                                                                     ------------        ------------
                             Upon Exercise         Realized          Exercisable/        Exercisable/
                             -------------         --------                             ------------
             Name                                     ($)           Unexercisable        Unexercisable
             ----                                     ---                               -------------
          (a)                     (b)                 (c)                 (d)                  (e)

James L. Conway                         44,750         $227,668     12,500/12,250       $130,250/134,505
Gerald O. Koop                         112,500         $421,550     24,750/12,250       $264,755/134,505
John F. Phillips                        92,500         $530,898     17,500/8,750        $187,250/96,075
Anthony F. Grisanti                          0         $      0     57,250/5,000        $696,725/54,900


The determination of "in the money" options at December 31, 2003, is based on the closing price of the common stock on the Nasdaq SmallCap Market on December
31, 2003, which was $15.35 per share.

Information relating to securities issued under equity compensation plans is disclosed in response to "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".


Item 12.       Security Ownership of Certain Beneficial Owners and Management.

Set forth below is information as of February 18, 2004, as to each person known by us, based on information provided to us by the persons named below and filings with the Securities and Exchange Commission, to own beneficially at least 5% of our common stock, each director, each officer listed in the Summary Compensation Table and all officers and directors as a group.
                                                             Percent of
                                                             ----------
Name and Address                                  Shares     Outstanding Common
----------------                                  ------     ------------------
                                                             Stock
                                                             -----
John F. Phillips                                  145,250      2.7%
Edward D. Bright                                  129,877      2.4%
Gerald O. Koop                                    154,617      2.9%
James L. Conway                                   119,998      2.3%
Anthony F. Grisanti                               132,315      2.5%
Joseph G. Sicinski                                 25,000       *
Francis J. Calcagno                                10,000       *
John S.T. Gallagher                                15,000       *
All directors and officers as a group (eight      732,057     13.3%
individuals)
Eagle Asset Management                            457,245      8.6%
880 Carillon Parkway
St. Petersburg, FL

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

Except as otherwise noted above, the address of each person listed is c/o Netsmart Technologies, Inc., 3500 Sunrise Highway, Great River, NY 11739.

The number of shares owned by our directors and officers shown in the table above includes shares of common stock which are issuable upon exercise of options that are exercisable at February 18, 2004 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options for each of such directors and the officers.

          Name                                           Number
          ----                                           ------
          John F. Phillips                               26,250
          Edward D. Bright                                5,000
          Gerald O. Koop                                 37,000
          James L. Conway                                24,750
          Anthony F. Grisanti                            62,250
          All officers and directors as a group         180,250

Item 13.       Certain Relationships and Related Transactions.

In August 2001, we entered into a non exclusive investment banking agreement with Dominick & Dominick, Inc., of which Mr. Francis J. Calcagno, one of our directors, is a senior managing director. Mr. Calcagno was not a director at the time we entered into this agreement with Dominick & Dominick. Dominick & Dominick held warrants to purchase 100,000 shares of common stock at an exercise price of $5.45 per share. These warrants were issued pursuant to a nonexclusive investment banking agreement dated September 8, 1999 and were exercised during 2003. During 2002, this non exclusive investment banking agreement was terminated.

We entered into a consulting agreement with Mr. Bright dated January 1, 2001, pursuant to which Mr. Bright is to devote 50% of his time to our business for a period of two years. Following the completion of the term, or earlier at the discretion of Mr. Bright, Mr. Bright continues as a consultant for an additional five years. Mr. Bright receives compensation at the annual rate of $75,000 during the consulting term, and we provide him with an automobile allowance and insurance benefits. Mr. Bright is eligible, at the discretion of the board, to participate in a bonus pool which may be established by the board. In the event that Mr. Bright's consultant relationship is terminated as a result of a change of control, we are to pay him as severance pay between 30 and 36 months compensation. We paid Mr. Bright total compensation of $87,000 for 2003, in addition to a bonus of $7,500.


Item 14.       Principal Accounting Fees and Services

Audit Fees

We were billed by Marcum & Kliegman LLP the aggregate amount of approximately $67,500 in respect of fiscal 2003 and $ 98,000 in respect to fiscal 2002 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q.

Audit-Related Fees

Marcum & Kliegman LLP did not provide any assurance and related services in fiscal 2003 or fiscal 2002 that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the preceding paragraph.

Tax Fees

We were billed by Marcum & Kliegman LLP the aggregate amount of approximately $27,475 in respect of fiscal 2003 and $20,989 in respect of fiscal 2002 for fees for services consisting primarily of tax compliance, tax advice or tax planning services in respect of the preparation of our federal and state tax returns.

All Other Fees

Marcum & Kliegman LLP rendered other services consisting primarily of services rendered in connection with acquisitions, reviews of registration statements and issuances of related consents, audits of employee benefit plans and advice regarding common stock purchase warrants. Aggregate fees billed for all other services rendered by Marcum & Kliegman LLP were approximately $85,629 for fiscal 2003 and $-- in respect of fiscal 2002.

Our Audit Committee has determined that the provision of services by Marcum & Kliegman LLP other than for audit related services is compatible with maintaining the independence of Marcum & Kliegman as our independent accountants.

Pre-Approval Policies

Our Audit Committee has determined to adopt a blanket pre-approval of non prohibited audit related services by Marcum & Kliegman LLP for fees in an amount not to exceed an aggregate of $10,000.

Our Audit Committee approved all of the services provided by Marcum & Kliegman LLP and described in the preceding paragraphs.




                                     Part IV


Item 15.       Exhibits, Financial Statements Schedules and Reports on Form 8-K.

1.             Financial Statements
               Report of Marcum & Kliegman LLP
               Report of Eisner LLP
               Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003,
               2002 and 2001
               Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and
               2001
               Notes to Consolidated Financial Statements

2.             Financial Statement Schedules
               None

3.             Reports on Form 8-K
               On October 21, 2003, we filed a Current Report on Form 8-K (Date of Report: October 21,2003) to report, as an item 9 disclosure, the issuance of a press release announcing our financial results for the third quarter ended September 30, 2003.

               On October 23, 2003, we filed a Current Report on Form 8-K (Date of Report: October 23, 2003) to report as an item 5 disclosure, the issuance of a press release announcing that we had reduced the exercise price of our Series B Common Stock Purchase Warrants from $12.00 per share to $10.00 per share.

4.             Exhibits
               3.1(1)   Restated Certificate of Incorporation, as amended
               3.2(1)   By-Laws
               10.1(2)  Employment  Agreement  dated January 1, 2001,  between the Registrant and James L. Conway
               10.2(2)  Employment  Agreement  dated January 1, 2001,  between the  Registrant and John F. Phillips
               10.3(2)  Employment  Agreement dated January 1, 2001, between the
                        Registrant and Gerald O. Koop
               10.4(2)  Employment  Agreement  dated  January  1, 2001, between the  Registrant  and Anthony F. Grisanti
               10.5(2)  Consulting  Agreement dated January 1, 2001, between the
                        Registrant and Edward D. Bright
               10.6(1)  1993 Long-Term Incentive Plan
               10.7(3)  1998 Long-Term Incentive Plan
               10.8(4)  1999 Long-Term Incentive Plan
               10.9(5)  2001 Long-Term Incentive Plan
               10.10(4) 1999 Employee Stock Purchase Plan
               10.11(2) Agreement dated June 1, 2001, between the Registrant and
                        Fleet Bank
               10.12(6) AIMS Acquisition Agreement
               10.13(7) Agreement dated June 25, 2003, among Registrant,
                        Creative Socio-Medics Corp., Shuttle Data Systems Corp.,
                        d/b/a/ ADIA  Information  Management  Corp.  and
                        Steven Heintz, Jr.
               10.14    Lease agreement dated as of December 22, 2003, between
                        Registrant and Spacely LLC.
               21.1     Subsidiaries of the Registrant
               23.1     Consent of Marcum & Kliegman LLP
               23.2     Consent of Eisner LLP
               24       Powers of Attorney (See Signature Page)
               31.1     Certification of Chief Executive Officer
               31.2     Certification of Chief Financial Officer
               32       Certification  pursuant  to 18  U.S.C.  Section  1350 as
                        adopted  pursuant  to Section 906 of the Sarbanes-Oxley
                        Act of 2002

(1) Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.

(2)     Filed as an exhibit to the Registrant's 10-K/A dated August 21, 2003.

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

(6)     Filed as an exhibit to the Registrant's 8-K dated May 10, 2001.

(7)     Filed as an exhibit to the Registrant's 8-K dated July 8, 2003.

                           NETSMART TECHNOLOGIES, INC.
                                AND SUBSIDIARY

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
INDEX
-------------------------------------------------------------------------------


                                                                   Page to Page

Independent Auditors' Report - Marcum & Kliegman LLP...... ........F-3

Independent Auditors' Report - Eisner LLP......................... F-4

Consolidated Balance Sheets........................................F-5.....F-6

Consolidated Statements of Income..................................F-7.....F-8

Consolidated Statements of Stockholders' Equity....................F-9

Consolidated Statements of Cash Flows..............................F-10....F-12

Notes to Consolidated Financial Statements ........................F-13....F-31



                              . . . . . . . . . . .

INDEPENDENT AUDITORS' REPORT


To the Audit Committee of the Board of Directors and Stockholders of
Netsmart Technologies, Inc. and Subsidiaries



          We have audited the accompanying consolidated balance sheets of Netsmart Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsmart Technologies, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the consolidated results of its operations its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/*
-----------------------
Marcum & Kliegman LLP

Woodbury, New York
February 26, 2004

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
Netsmart Technologies, Inc.



We have audited the accompanying consolidated statement of income, stockholders' equity and cash flows of Netsmart Technologies, Inc. and subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Netsmart Technologies, Inc. and its subsidiaries as of December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/*
----------------------
Eisner LLP

New York, New York
February 15, 2002

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                        December 31,
                                                        -----------
                                                      2003             2002
                                                      ----             ----
Assets:
Current Assets:
        Cash and Cash Equivalents                  $15,920,993   $  7,251,740
        Accounts Receivable - Net                    8,004,481      7,058,855
        Costs and Estimated Profits in Excess
          of Interim Billings                        1,817,135      3,857,522
        Deferred taxes                                 918,000        459,000
        Other Current Assets                           541,458        337,719
                                                    ----------    -----------

        Total Current Assets                        27,202,067     18,964,836
                                                    ----------    -----------

Property and Equipment - Net                         2,591,758        364,306
                                                    ----------    -----------

Other Assets:
        Software Development Costs - Net             1,087,116        382,387
        Customer Lists - Net                         2,701,751      2,141,855
        Deferred Taxes                                 882,000        441,000
        Other Assets                                   168,697        121,419
                                                    ----------     ----------

        Total Other Assets                           4,839,564      3,086,661
                                                    ----------     ----------

Total Assets                                       $34,633,389    $22,415,803
                                                    ==========     ==========



See Notes to Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                          December 31,
                                                                     2003                2002
                                                                     ----                ----

Liabilities and Stockholders' Equity:
Current Liabilities:
        Current Portion - Long Term Debt                          $    666,667         $    500,000
        Current Portion Capital Lease Obligations                       61,416                9,886
        Accounts Payable                                             1,329,765            1,166,145
        Accrued Expenses                                             2,295,454            1,063,559
        Interim Billings in Excess of Costs and Estimated
          Profits                                                    7,263,285            5,914,970
        Deferred Revenue                                               871,628            1,095,412
                                                                   -----------           ----------

        Total Current Liabilities                                  12,488,215             9,749,972
                                                                   ----------            ----------

        Long Term Debt - Less current portion                       1,000,020             1,250,012
        Capital Lease Obligations - Less current portion               85,982                 1,864
        Interest Rate Swap at Fair Value                               59,068               107,713
                                                                   ----------            ----------

        Total Non Current Liabilities                               1,145,070             1,359,589
                                                                   -----------           ----------

Commitments and Contingencies

Stockholders' Equity:
        Preferred Stock - $.01 Par Value, 3,000,000
          Shares Authorized; None issued and outstanding                   --                    --

        Common Stock - $.01 Par Value; Authorized
         15,000,000 Shares; Issued and outstanding
         5,528,247 and 5,304,489 shares at December 31, 2003,
         4,046,430 and 3,956,633 shares at December 31, 2002           55,282                40,464

        Additional Paid-in Capital                                 29,010,212            21,411,777
        Unearned Compensation                                              --               (14,400)
        Accumulated Comprehensive loss - Interest Rate Swap           (59,068)             (107,713)
        Accumulated Deficit                                        (6,346,873)           (9,375,774)
                                                                   ----------            ----------
                                                                   22,659,553            11,954,354

        Less:  cost of shares of Common Stock held
          in treasury - 223,758 shares at December 31, 2003
          and 89,797 shares at December 31, 2002                    1,659,449               648,112
                                                                   ----------            ----------

        Total Stockholders' Equity                                 21,000,104            11,306,242
                                                                   ----------            ----------

Total Liabilities and Stockholders' Equity                        $34,633,389           $22,415,803
                                                                   ==========            ==========

See Notes to Consolidated Financial Statements.






NETSMART TECHNOLOGIES, INC. AND SUBSIDIAY
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                                 Year ended December 31,
                                                          2003              2002            2001
                                                          ----              ----            ----

Revenues:
  Software and Related
    Systems and Services:
    General                                           $18,132,558       $13,921,449      $10,885,337
    Maintenance Contract
      Services                                          7,069,000         6,247,336        5,191,986
                                                       ----------        ----------       ----------
    Total Software and Related
      Systems and Services                             25,201,558        20,168,785       16,077,323

  Data Center Services                                  1,973,492         1,957,392        2,042,098
                                                       ----------        ----------       ----------

  Total Revenues                                       27,175,050        22,126,177       18,119,421
                                                       ----------        ----------       ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                            10,142,818         9,814,637        7,367,949
    Maintenance Contract
      Services                                          3,406,183         3,348,217        3,614,336
                                                       ----------        ----------       ----------

    Total Software and Related
      Systems and Services                             13,549,001        13,162,854       10,982,285

  Data Center Services                                  1,034,382         1,011,602        1,018,950
                                                       ----------        ----------       ----------

  Total Cost of Revenues                               14,583,383        14,174,456       12,001,235
                                                       ----------        ----------       ----------

Gross Profit                                           12,591,667         7,951,721        6,118,186
                                                       ----------        ----------       ----------

Selling, General and
  Administrative Expenses                               7,968,892         5,538,184        4,384,291
Research, Development and Maintenance                   2,254,676         1,318,124        1,334,577
                                                       ----------        ----------       ----------

  Total                                                10,223,568         6,856,308        5,718,868
                                                       ----------        ----------       ----------

Operating Income                                        2,368,099         1,095,413          399,318

Interest and Other Income                                  73,800            46,115           71,742

Interest and Other Expense                               (199,573)         (262,310)        (186,638)
                                                       ----------        ----------       ----------

Income before Income Tax (Benefit)                      2,242,326           879,218          284,422

Income Tax (Benefit)                                     (786,575)         (316,000)         (31,000)
                                                       ----------        ----------       ----------

Net Income                                            $ 3,028,901       $ 1,195,218      $   315,422
                                                       ==========        ==========       ==========


See Notes to Consolidated Financial Statements.

                                     F - 7



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                                 Year ended December 31,
                                                          2003              2002            2001
                                                          ----              ----            ----


Earnings Per Share ("EPS") of Common Stock
Basic EPS                                             $       .69       $       .32      $       .09
                                                       ==========        ==========       ==========

Weighted Average Number of Shares of
  Common Stock Outstanding                              4,418,364         3,748,537        3,618,260
                                                       ==========        ==========       ==========

Diluted EPS                                           $       .64       $       .29      $       .08
                                                       ==========        ==========       ==========

Weighted Average Number of Shares of
  Common Stock and Common Stock
  Equivalents Outstanding                               4,752,068         4,153,484        3,871,876
                                                       ==========        ==========       ==========




See Notes to Consolidated Financial Statements.





NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                          Accumulated
                                                                          -----------
                                                                          Comprehensive
                                                                          -------------
                                     Additional                           Loss                                            Total
                                     ----------                           ----                                            -----
                    Common Stock     Paid-in      Unearned   Accumulated  Interest Rate Comprehensive Treasury Shares Stockholders'
                    ------------     -------      --------   -----------  ------------- ------------- --------------- ------------
                  Shares    Amount   Capital    Compensation   Deficit    Swap             Income      Shares   Amount   Equity
                  ------    ------   -------    ------------   -------    ----             ------      ------   ------   ------


 Balance -
 January 1, 2001  3,524,692 $35,246 $20,454,391 $     --   $(10,886,414)        --     $       --   28,038 $ (299,810) $ 9,303,413

Common Stock
 Issued -
 Exercise of
 Options             14,555     146      21,688       --             --         --             --       --         --       21,834

Common Stock
 Issued -
 Acquisition        180,000   1,800     374,400       --             --         --             --       --         --      376,200

Issuance and
 Extension of
 Warrants                --      --       5,687       --             --         --             --       --         --        5,687

Change in Fair
 Value of Interest
 Rate Swap               --      --          --       --             --    (74,875)       (74,875)      --         --      (74,875)

Net Income               --      --          --       --        315,422         --        315,422       --         --      315,422
                  ---------  ------  ----------  -------    -----------    -------      ---------   ------  ---------   ----------
                                                                                       $  240,547
                                                                                        =========
 Balance -
December 31, 2001 3,719,247  37,192  20,856,166       --    (10,570,992)   (74,875)                 28,038   (299,810)   9,947,681

Common Stock
 Issued -
 Exercise of
 Options            327,183   3,272     501,938       --            --          --     $       --   61,759   (348,302)     156,908

Issuance of
 Warrants and
 Options                 --      --      53,673  (14,400)           --          --             --       --         --       39,273

Change in Fair
 Value of Interest
 Rate Swap               --      --          --       --            --     (32,838)       (32,838)      --         --      (32,838)

Net Income               --      --          --       --      1,195,218         --      1,195,218       --         --    1,195,218
                  ---------  ------  ----------  -------    -----------    -------      ---------   ------  ---------   ----------
                                                                                       $1,162,380
                                                                                        =========
 Balance -
December 31, 2002 4,046,430  40,464  21,411,777  (14,400)    (9,375,774)  (107,713)                 89,797   (648,112)  11,306,242

Common Stock
 Issued -
 Exercise of
 Options            668,197   6,682   1,793,574       --             --         --     $       --  133,961 (1,011,337)     788,919

Common Stock
 Issued -
 Exercise of
 Warrants           713,620   7,136   5,712,972       --             --         --             --       --         --    5,720,108

Common Stock
 Issued -
 Acquisition        100,000   1,000     527,000       --             --         --             --       --         --      528,000

Cost Related
 to Warrant
 Extension               --      --       6,336       --             --         --             --       --         --        6,336

Change in Fair
 Value of Interest
 Rate Swap               --      --          --       --             --     48,645         48,645       --         --       48,645

Amortization of
 Warrants Issued
 for Services            --      --          --   14,400             --         --             --       --         --       14,400

Dividends                --      --    (441,447)      --             --         --             --       --         --     (441,447)

Net Income               --      --          --       --      3,028,901         --      3,028,901       --         --    3,028,901
                  ---------  ------  ----------  -------    -----------    -------      ---------   ------  ---------   ----------
                                                                                       $3,077,546
                                                                                        =========
 Balance -
December 31, 2003 5,528,247 $55,282 $29,010,282  $    --    $(6,346,873)  $(59,068)                223,758 $(1,659,449)$21,000,104
                  =========  ======  ==========   ======     ==========    =======                 =======  ==========  ==========


See Notes to Consolidated Financial Statements.

                                     F - 9


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                 Year ended December 31,

                                                          2003              2002            2001
                                                          ----              ----            ----


Operating Activities:
  Net Income                                          $  3,028,901      $ 1,195,218      $    315,422
                                                       -----------       ----------       -----------
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
    Depreciation and Amortization                        1,233,592        1,036,721         1,010,821
    Costs Related to Issuance
      of warrants and options                               20,736           39,273             5,687
    Provision for Doubtful Accounts                      1,046,094          370,000           340,000
    Deferred Income Taxes                                 (900,000)        (400,000)           (6,000)
    Loss on Retirement of Property and Equipment            18,632               --                --

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
    Accounts Receivable                                 (1,991,720)      (1,551,885)       (1,528,372)
    Costs and Estimated Profits in
      Excess of Interim Billings                         2,040,387          (74,166)          284,899
    Other Current Assets                                  (344,881)         (68,345)           16,710
    Other Assets                                            69,389           89,368          (124,574)

    Increase [Decrease] in:
    Accounts Payable                                       163,620          477,463          (118,616)
    Accrued Expenses                                       645,226          562,509          (794,739)
    Interim Billings in Excess of
      Costs and Estimated Profits                        1,287,055        1,955,740           413,547
    Deferred Revenue                                      (223,784)         409,843            77,125
                                                       -----------       ----------       -----------

    Total Adjustments                                    3,064,346        2,846,521          (423,512)
                                                       -----------       ----------       -----------

  Net Cash Provided by (Used In)
    Operating Activities                                 6,093,247        4,041,739          (108,090)
                                                       -----------       ----------       ------------

Investing Activities:
  Acquisition of Property and
    Equipment                                           (1,633,226)        (254,467)         (120,765)
  Capitalized Software Development                        (179,500)              --                --
  AIMS Acquisition                                              --               --          (589,914)
  CareNet Acquisition                                   (1,047,845)              --                --
                                                       -----------       ----------       -----------

  Net Cash Used In Investing Activities                 (2,860,571)        (254,467)         (710,679)
                                                       -----------       ----------       -----------

See Notes to Consolidated Financial Statements.

                                     F - 10



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                 Year ended December 31,

                                                          2003              2002            2001
                                                          ----              ----            ----

Financing Activities:
  Proceeds from Term Loan                                      --               --        2,500,000
  Payment of Capitalized Lease Obligations                (47,678)         (29,674)         (34,790)
  Dividend Paid                                          (441,447)                  --
             --
  Net Proceeds from Stock Options and
    Warrants Exercised                                  6,509,027          156,908           21,834
  Payments of Term Loan                                  (583,325)        (499,992)        (249,996)
                                                       ----------       ----------        ---------
  Net Cash Provided by (Used in)
    Financing Activities                                5,436,577         (372,758)       2,237,048
                                                       ----------       ----------        ---------

  Net Increase in Cash
    and Cash Equivalents                                8,669,253        3,414,514        1,418,279

  Cash and Cash Equivalents -
    Beginning of Year                                   7,251,740        3,837,226        2,418,947
                                                       ----------       ----------        ---------

  Cash and Cash Equivalents -
    End of Year                                       $15,920,993       $7,251,740       $3,837,226
                                                       ==========        =========        =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the years for:
    Interest                                          $   159,940       $  167,542       $  135,566
    Income Taxes                                      $    93,639       $   41,517       $   87,859



Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Year ended December 31, 2003:

During 2003, the Company acquired equipment in the amount of $183,326 in connection with a capital lease.

During 2003, the Company received 133,961 shares of its common stock as consideration for the exercise of certain stock options. The value of the shares was $1,011,337, which was the market value of the common stock on the date of exercise.

During 2003, the Company accrued $721,003 of fixed assets related to its new facility.

During 2003, the Company issued 100,000 shares of its common stock in connection with the acquisition of CareNet. See Note 5. These shares were valued at $528,000, which was based upon the average stock price three days before and after the acquisition was agreed to and announced. The Company also issued a $500,000 three-year promissory note and assumed contract obligations and vacation liabilities totaling $68,068.

The fair value of the interest rate swap decreased by $48,645 for the year ended
December 31, 2003. At December 31, 2003, it is valued at $59,068.

                                     F - 11

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




See Notes to Consolidated Financial Statements

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #1
-------------------------------------------------------------------------------

[1] The Company

Netsmart Technologies, Inc. and subsidiaries (the "Company") licenses, customizes and installs its proprietary software products, operates a service bureau and enters into long term maintenance agreements with behavioral health and public health organizations, methadone clinics and other substance abuse facilities throughout the United States.


[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include Netsmart Technologies, Inc. ("Netsmart"), and its wholly-owned subsidiary, Creative Socio-Medics Corp. ("CSM"). In addition, the results of operations from the CareNet acquisition (see note 5) is included from July 2003 and the results of operations from the Advanced Institutional Management Software, Inc. ("AIMS") acquisition is included from May 2001. All intercompany transactions are eliminated in consolidation. Netsmart owned an 80% interest in a joint venture, PsyMedX. No minority interest related to the joint venture has been recorded, since the joint venture partner was in breach of the joint venture agreement and in 2001 ceased to exist.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical estimates include management's judgements associated with: the application of the percentage of completion method to the recognition of revenue, determination of an allowance for doubtful accounts receivable, deferred income tax valuation allowance and the capitalization, depreciation and amortization of certain long-term assets (primarily software development costs and customer lists). Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $1,042,000 and $2,064,000 at December 31, 2003 and 2002 respectively.

Concentration of Credit Risk - The Company extends credit to customers which results in accounts receivable and costs and estimated profits in excess of interim billings arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of the customers believes that its accounts receivable credit risk exposure is limited.

The Company's behavioral health information systems are marketed to specialized care facilities, many of which are operated by various state and local government entities and include entitlement programs. During the years ended December 31, 2003, 2002 and 2001, approximately 57%, 52% and 40% respectively, of the Company's revenue were generated from contracts directly or indirectly with government agencies.

During the year ended December 31, 2003, one customer accounted for approximately $2,861,000 or 10.5% of revenue. The account receivable from this customer at December 31, 2003 was $589,000 or 7% of the total account receivable. No one customer accounted for more than 10% of revenue for the years ended December 31, 2002 and 2001.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
-------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 2003 and 2002, cash and cash equivalent balances of $15.8 million and $7.1 million respectively, were held at a financial institution in excess of federally insured limits.

Revenue Recognition - The Company derives revenue principally from the licensing of its software and maintenance services rendered in connection with such licensing activities. Information processing revenue is recognized in the period in which the service is provided. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. The Company also derives revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. The above sources of revenue which do not require significant customization or modification are recognized when, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. In addition, consulting revenue is recognized when the services are rendered

Software development revenue from time-and-materials contracts, which require customization and modification, are recognized as services are performed. Revenue from fixed price software development contracts and revenue under license agreements which require significant modification of the software package to the customer's specifications, are recognized on the estimated percentage-of-completion method. Progress towards completion on a contract is measured using the units of work performed method. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.

Deferred revenue represents revenue billed and collected but not yet earned.

The cost of maintenance revenue, which consists solely of staff payroll and applicable overhead, is expensed as incurred.

Property and Equipment and Depreciation and Amortization - Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of these assets.

Estimated useful lives are as follows:

Equipment                                              3-7 Years
Furniture and Fixtures                                 5-10 Years
Leasehold Improvements                                   11 Years

Capitalized Software Development Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high risk development issues. The Company capitalizes only those costs directly attributable to the development of the software. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility these costs are expensed as incurred and included in research development and maintenance. Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in research, development and maintenance. Amortization of capitalized computer software development costs commences when

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
-------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products range from 3 to 5 years.

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

The amount allocated to purchased software related to the CareNet acquisition (see note 5), totaled $883,075.

Information related to capitalized software development costs applicable to operations is as follows:

        Year ended December 31,            2003          2002           2001
        -----------------------            ----          ----           -----

        Beginning of Year              $   382,387   $  686,301     $ 822,645
        Capitalized                      1,062,575           --       167,000
        Amortization                      (357,846)    (303,914)     (303,344)
                                        ----------    ---------      --------

          Net                          $ 1,087,116   $  382,387     $ 686,301
                                        ==========    =========      ========

Customer Lists - Customer lists represent a listing of customers obtained through the acquisitions of CSM, Johnson Computing System, ("Johnson"), AIMS and CareNet, (see note 5), to which the Company can market its products. Customer lists are being amortized on the straight-line method over an estimated useful life of 12 years for the CSM and Johnson lists, 9 years for the CareNet list and 7 years for the AIMS list. The amount allocated to customer lists related to the CareNet acquisition totaled $1,097,138.

Customer lists at December 31, 2003 and 2002 are as follows:
                                                         December 31,
                                                      2003           2002
                                                      ----           ----

        Customer Lists                            $6,197,461       $5,100,323
        Less: Accumulated Amortization             3,495,710        2,958,468
                                                   ---------        ---------

        Net                                       $2,701,751       $2,141,855
                                                   =========        =========

Amortization expense amounted to $537,242, $476,290 and $440,787, respectively, for the years ended December 31, 2003, 2002 and 2001.

Future amortization of customer lists will be approximately $598,000, $598,000, $598,000, $285,000 and $179,000 for the years ending December 31, 2004, 2005,
2006, 2007 and 2008 respectively, and $444,000 thereafter.

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

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
-------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

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

Stock Options and Similar Equity Instruments - At December 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 13. As permitted under SFAS No. 148, "Accounting for Stock-Based
Compensation--Transition and Disclosure", which amended SFAS No. 123,
"Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion
("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB")
Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                    Year ended
                                                                   December 31,
                                                        2003           2002          2001
                                                        ----           ----          ----


Net Income as Reported                               $3,028,901      $1,195,218    $   315,422

Deduct:  Total stock-based employee compensation
expense determined under the fair value-based method
for all awards, net of related tax effect               857,768         123,952        473,749
                                                      ---------       ---------     ----------

Pro Forma Net Income (Loss)                          $2,171,133      $1,071,266    $  (158,327)
                                                      =========       =========     ==========

Basic Net Income Per Share as Reported               $      .69      $      .32    $       .09
                                                      =========       =========     ==========

Basic Pro Forma Net Income (Loss) Per Share          $      .49      $      .29    $      (.04)
                                                      =========       =========     ==========

Diluted Net Income Per Share as Reported             $      .64      $      .29    $       .08
                                                      =========       =========     ==========

Diluted Pro Forma Net Income (Loss) Per Share        $      .46      $      .26    $      (.04)
                                                      =========       =========     ==========

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                     2003          2002            2001
                                                     ----          ----            ----
Expected Life (Years)                                    5             5               5
Interest Rate                                         4.00%         4.00%           4.00%
Annual Rate of Dividends                                 0%            0%              0%
Volatility                                              66%           63%             60%

                                     F - 16



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
-------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies - [Continued]

The weighted average fair value of options at date of grant using the fair value based method during 2003, 2002 and 2001 is estimated at $2.38, $1.42 and $1.45, respectively.

Earnings Per Share - Basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants.

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in diluted earnings per share by the application of the treasury stock method.
Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company had potentially dilutive options and warrants outstanding of --, 713,544 and 723,385 during the years ended December 31, 2003, 2002 and 2001, respectively that were not included in the calculation of diluted EPS because they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Year ended December 31,
                                                          -----------------------
                                                      2003          2002          2001
                                                      ----          ----          ----

Numerator:
  Net Income                                       $3,028,901    $1,195,218     $   315,422
                                                    =========     =========       =========

Denominator:
Weighted average shares                             4,418,364     3,748,537       3,618,260
                                                    ---------     ---------       ---------
Effect of dilutive securities:
  Employee stock options                              333,704       395,668         253,616
  Stock warrants                                           --         9,279              --
                                                    ---------     ---------       ---------
  Dilutive potential common shares                    333,704       404,947         253,616
                                                    ---------     ---------       ---------

  Denominator for diluted earnings per
    share-adjusted weighted average shares
    after assumed conversions                       4,752,068     4,153,484       3,871,876
                                                    =========     =========       =========

Advertising - Advertising costs are expensed as incurred. Advertising expense amounted to $328,199, $139,110 and $290,146 for the years ended December 31, 2003, 2002 and 2001, respectively.

Reclassification - Certain prior years' amounts have been reclassified to conform to the current year's presentation.

                                     F - 17

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
-------------------------------------------------------------------------------

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

New Accounting Pronuncements - In January 2003, and revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 for provisions effective during 2003 did not have a material impact on the Company's financial position, cash flows or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No.
133. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Company's consolidated financial position or results of operations.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
-------------------------------------------------------------------------------

[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $1,126,236 and $530,640 at December 31, 2003 and 2002 respectively. The changes in the allowance for doubtful accounts are summarized as follows:
                                              Year Ended December 31,
                                           2003           2002          2001
                                           ----           ----          ----

        Beginning Balance                $   530,640   $ 357,994     $ 370,222
        Provision for Doubtful Accounts    1,046,094     370,000       340,000
        Charge-offs                         (450,498)   (197,354)     (352,228)
                                           ---------    --------      --------

        Ending Balance                   $ 1,126,236   $ 530,640     $ 357,994
                                           =========    ========      ========


[4] Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:
                                                        December 31,
                                                    2003             2002
                                                    ----             ----

Costs Incurred on Uncompleted Contracts          $ 11,540,502      $ 18,599,730
Estimated Profits                                   7,615,475        10,501,200
                                                   ----------        ----------

Total                                              19,155,977        29,100,930
Billings to Date                                   24,602,127        31,158,378
                                                   ----------        ----------

    Net                                          $ (5,446,150)     $ (2,057,448)
                                                   ==========        ==========


Included in the accompanying consolidated balance sheet under the following captions:

Costs and estimated profits in excess of
interim billings                                 $  1,817,135      $  3,857,522
Interim billings in excess of costs and
estimated profits                                  (7,263,285)       (5,914,970)
                                                   ----------        ----------

    Net                                          $ (5,446,150)     $ (2,057,448)
                                                   ==========        ==========

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
-------------------------------------------------------------------------------

[5] Acquisitions

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

The cost of the acquisition was allocated to purchased software in the amount of $883,075, customer lists in the amount of $1,097,138, and computer hardware in the amount of $23,700. The Company is amortizing the purchased software over an eight-year life and the customer lists over a nine-year life.

In addition, in connection with the acquisition, the Company entered into a three year non-compete and non-solicitation agreement with Steven Heintz, Jr. and Jennifer Lindbert for which they were paid an aggregate fee of $140,000, which fee was paid in cash out of existing working capital and is included in "other assets" on the consolidated balance sheet. The covenant not to compete is being amortized over the three year life. Amortization expense for the year ended December 31, 2003 was $23,333.

The Company accounted for this acquisition pursuant to the purchase method of accounting. For accounting purposes the Company recorded the assets and related liabilities of CareNet effective as of June 30, 2003. The Company incorporated the operations of CareNet into its operations commencing July 1, 2003.

The following unaudited proforma operating results assumes the CareNet acquisition occurred on January 1, 2002. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma information has been made. The results presented are not necessarily indicative of the results of operations had the acquisition actually occurred on January 1, 2002.

                                                Year ended December 31,
                                            (in 000's except Per Share Data)
                                                2003             2002
                                                ----             ----
Revenue                                       $27,530          $22,773
Net Income                                    $ 3,040          $ 1,218
Net Income Per Share - Basic                  $   .69          $   .32
                         Diluted              $   .64          $   .29

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
-------------------------------------------------------------------------------

[6] Property and Equipment

Property and equipment consist of the following:
                                                          December 31,
                                                       2003           2002
                                                       ----           ----

Equipment, Furniture and Fixtures                  $2,337,632      $1,417,042
Leasehold Improvements                                562,672         305,862
                                                    ---------       ---------

Totals - At Cost                                    2,900,304       1,722,904
Less:  Accumulated Depreciation
  and Amortization                                    308,546       1,358,598
                                                    ---------       ---------

    Net                                            $2,591,758      $  364,306
                                                    =========       =========

Depreciation and amortization expense amounted to $315,171, $256,517, and $266,690, respectively for the years ended December 31, 2003, 2002 and 2001.


[7] Long Term Debt

Long-term debt at December 31, 2003 consists of the following:

Term loan payable, Fleet Bank - due in monthly installments
of $41,666.                                                      $1,250,020

Note payable, ADIA - due in monthly installments of
$13,889.                                                            416,667
                                                                  ---------

        Total Long-Term Debt                                      1,666,687

Less: Current Portion                                               666,667
                                                                  ---------

        Long-Term Debt, Less Current Portion                     $1,000,020
                                                                 ==========


In June 2001, the Company entered into a financing agreement with a bank. The financing provides the Company with a five-year term loan of $2.5 million. The term loan is paid in equal monthly installments during the term of the loan plus interest. The term loan bears interest at LIBOR plus 2.5%. On July 12, 2001, the Company entered into an interest rate swap agreement on the term loan at 7.95% for five years (Note 12). The financing agreement contains certain covenants including limitations on the Company's ability to incur liens, enter into change of control transactions, maintain a minimum net worth at $9,000,000 and requires the maintenance of certain financial ratios. The borrowing is collateralized by a first priority security interest and lien on all the assets of the Company.

In connection with the acquisition of CareNet (see note 5), the Company issued a three year promissory note to ADIA in the principal amount of $500,000 payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1% on the date of issuance adjusted on each note anniversary date (5.25% at December 31, 2003).

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
-------------------------------------------------------------------------------

[7] Long Term Debt [Continued]

Maturities of long-term debt at December 31, 2003 for the next three (3) years and in the aggregate are as follows:

                             For the Year Ending
                             December 31,                        Amount
                             ------------------------------------------
                                         2004               $   666,667
                                         2005                   666,667
                                         2006                   333,353
                                                             ----------

                                                   Total    $ 1,666,687


[8] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in SFAS No. 109, "Accounting for Income Taxes." This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

During the years ended December 31, 2003 and 2002, the Company utilized approximately $2.8 million and $1.6 million, respectively of net operating loss carryforwards. At December 31, 2003 the Company has remaining net operating loss carryforwards of approximately $6,448,000 expiring through 2022. Pursuant to
Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of approximately $4,648,000 of this net operating loss carryforward is limited to approximately $1,360,000 per year, plus any prior years' amounts not utilized. In addition, the tax benefit of approximately $1,800,000 of net operating losses generated in 2000 on exercise of non-qualified compensatory stock options and warrants will be credited to paid-in-capital as utilized.

The Company's provision for taxes for the year ended December 31, 2003 includes certain state and local taxes.

The expiration dates of net operating loss carryforwards are as follows:

December 31,                                        Amount

    2016                                             1,374,000
    2017                                             3,261,000
    2020                                             1,810,000
    2022                                                 2,000
                                                    ----------
                                                   $ 6,448,000
                                                    ==========

Provision for income taxes consists of the following:
                                           Year ended December 31,
                                           -----------------------
                                        2003            2002          2001
                                        ----            ----          ----
Current:
  Federal                           $   24,000      $       --   $  (43,280)
  State                                 89,425          84,000       18,280
                                     ---------       ---------    ---------
                                       113,425          84,000      (25,000)
                                     ---------       ---------    ---------

Deferred:
  Federal                             (900,000)       (400,000)          --
  State                                     --              --       (6,000)
                                     ---------       ---------    ---------
                                      (900,000)       (400,000)      (6,000)
                                     ---------       ---------    ---------

    Total                           $ (786,575)     $ (316,000)  $  (31,000)
                                     =========       =========    =========

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
-------------------------------------------------------------------------------

[8] Income Taxes - [Continued]

The difference between income taxes at the statutory Federal income tax rate and income taxes reported in the income statement is as follows:
                                                    Year ended December 31,
                                                    -----------------------
                                                 2003       2002          2001
                                                 ----       ----          ----

Income taxes at the federal statutory rate        34%        34%           34%
State and local income taxes net of
Federal taxes                                      3          5             5
Nondeductible expenses                             2          6             9
Federal Minimum Tax                                2         --            --
Decrease in valuation allowance                  (76)       (82)          (14)
Overaccrual from prior year                       --         --           (45)
Other                                             --          1            --
                                                ----       ----          ----

                                                 (35)%      (36)%         (11)%

Significant components of the Company's deferred tax assets are comprised of the following:
                                                          December 31,
                                                          ------------
                                                      2003             2002
                                                      ----             ----

Net operating loss carryforward                    $ 2,640,000     $ 3,704,000
Allowance for doubtful accounts                        457,000         211,000
Accrued vacation and bonuses                           364,000         202,000
Alternative minimum tax credit carryforward             98,000          43,000
Benefit of stock based compensation awards             502,000         502,000
Other                                                 (516,000)        262,000
                                                    ----------      ----------

Total deferred tax assets                            3,545,000       4,924,000

Valuation allowance                                 (1,745,000)     (4,024,000)
                                                    ----------      ----------

Net deferred tax assets                            $ 1,800,000     $   900,000
                                                    ==========      ==========

The valuation allowance decreased by $2,279,000 at December 31, 2003. The Company believes that it is more likely than not, to use at least a portion of its net operating loss carryforward.

The change in the valuation allowance for deferred tax assets are summarized as follows:

                                            Year Ended December 31,
                                            -----------------------
                                      2003          2002            2001
                                      ----          ----            ----

Beginning Balance                 $ 4,024,000    $ 4,481,000    $ 4,520,000
Change in Allowance                (2,279,000)      (457,000)       (39,000)
                                   ----------     ----------     ----------

Ending Balance                    $ 1,745,000    $ 4,024,000    $ 4,481,000
                                   ==========     ==========     ==========

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
-------------------------------------------------------------------------------

[9] Stockholders' Equity

The Company's Board of Directors is authorized to issue preferred stock from time to time without stockholder action, in one or more distinct series. The Board of Directors is authorized to determine the rights and preferences of the preferred stock when issued. The Board of Directors has authorized the issuance of Series A, Series B and Series D preferred stock. No shares of any series of preferred stock were outstanding on December 31, 2003.

Common Stock Issuances - On June 25, 2003 the Company issued 100,000 shares of its common stock in connection the acquisition of CareNet. See note 5 for information relating to this acquisition.

Treasury Stock - During 2003, stock options to purchase 668,197 shares were exercised and the Company received gross proceeds of $1,800,256. Included in the gross proceeds received from the exercise of the options was the delivery of 133,961 shares of the Company's common stock, which were valued at $1,011,338, which was based upon the market price of the common stock on the date of the exercise in accordance with the cashless exercise provisions of the Company's stock option plans.

Included in the above option exercise were 350,280 options owned by certain of the Company's Officers and members of the Board of Directors. These options were exercised by delivery of 97,718 shares of the Company's common stock valued at $682,965, which was based upon the market price of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company's stock option plans.

During 2002, stock options to purchase 327,183 shares were exercised and the Company received gross proceeds of $505,210. Pursuant to the option grants, employees have the right to pay for the exercise price of the options by delivering shares of common stock owned by them. During 2002, the Company received 61,759 shares having a value of $348,302, as the exercise price of the options.

Stock Options and Warrants - See Note 13 for information relating to the Company's 1998, 1999 and 2001 Long-Term Incentive Plans.

During 2003, warrants to purchase 713,620 shares were exercised and the Company received net proceeds of $5,720,110.

On February 27, 2003, the Board of Directors authorized management to purchase up to $100,000 of the Company's common stock at any time the market price of the common stock is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in the open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. The Company expects to fund any stock repurchases from it operating cash flow. As of December 31, 2003, the Company had not made any stock repurchases.

On December 21, 2000, the stockholders of the Company approved the 1999 Employee Stock Purchase Plan. The plan reserves 150,000 shares of common stock. The plan provides eligible employees with the opportunity to purchase shares of common stock at a discounted price through regular payroll deductions. No shares have been issued as of December 31, 2003 under this plan.

Dividends - In July 2003, the Company's Board of Directors approved a cash dividend of $.10 per share of common stock which was paid in September 2003 to all stockholders of record on August 20, 2003. The amount charged to additional paid-in capital in August 2003, based upon the shares outstanding on August 20, 2003, the record date of the dividend, was $441,447.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
-------------------------------------------------------------------------------

[10] Capital Lease Obligations

Future minimum payments under capital lease obligations as of December 31, 2003 are as follows:

Year ending
-----------
December 31,
------------
      2004                                                           70,758
      2005                                                           68,957
      2006                                                           21,877
                                                                   --------

    Total Minimum Payments                                          161,592
    Less Amount Representing Interest ranging
    From 7.9% to 12.6% Per annum                                     14,194
                                                                   --------

    Balance                                                        $147,398
                                                                   ========


Capital lease obligations are collateralized by equipment which has a cost of $223,326 at December 31, 2003 and $40,000 at December 31, 2002 and accumulated amortization of $66,554 and $28,000 at December 31, 2003 and 2002 respectively. Amortization of $38,554 in 2003 and $8,000 in 2002 and $26,778 in 2001,
respectively, has been included in depreciation expense.


[11] Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and the note payable Adia approximate the fair value of these instruments because of their short maturities or floating interest Notes.

The Bank debt, including current maturities, has a carrying value of approximately $1,250,000 and an estimated fair value of $1,273,500. Estimated fair value is based on the expected current rates offered to the Company for instruments of the same or similar maturities, after considering the effect of the interest rate swap.


[12] Commitments and Contingencies

Leases

The Company leases space for its executive offices and facilities under a cancellable operating lease expiring October 2014. In addition the Company leases three sales and service offices under non cancelable operating leases expiring at various times through May 2005.

In December 2003, the Company relocated its Islip, New York headquarters facility to a larger facility in Great River, New York. The lease is for a ten year and ten month period. The lease provides for a fixed monthly rent of $45,700 and includes an annual escalation increase of 3%. The first ten months of the lease provide for a rent holiday and the Company has the option of canceling the lease after six years. However, upon cancellation, certain unamortized costs must be reimbursed to the landlord. Future maturities of this lease were considered for the entire ten year and ten month period.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
-------------------------------------------------------------------------------

[12] Commitments and Contingencies [Continued]

Minimum annual rentals under noncancellable operating leases having terms of more than one year are as follows:

Year ending
December 31,
    2004                                          $    280,000
    2005                                               604,000
    2006                                               588,000
    2007                                               604,000
    2008                                               620,000
Thereafter                                           3,836,000
                                                    ----------

                                 Total            $  6,532,000


Rent expense amounted to $519,000, $455,000 and $482,000 respectively, for the years ended December 31, 2003, 2002 and 2001.

Employment Agreements

In January 2001, the Company entered into employment agreements with its four executive officers for terms of two or three years with the right of the employee to extend the agreement for an additional year. During 2003, the Company amended the contracts of two of its executives to allow for one additional year on the term of their original contracts. Another executive's contract expired at December 31, 2003 and that executive is now on the first year of his five year consultant agreement which pays an annual fee of $75,000. The aggregate base compensation for its three executive officers for 2004 is $517,000, subject to annual increases equal to the greater of 5% or the increase in the cost of living index. Each of the officers also has the right, at any time on 90 days notice, to terminate his full time employment and continue as a consultant at an annual salary of $75,000 for five years following the expiration or termination of his employment. The agreements also provide the officers with an automobile allowance. In the event of a change of control, the executive may receive severance payments of between 30 and 36 months' compensation.

The Company also has a consulting agreement with a Director, which provides for annual fees of $75,000 through December 31, 2007. The agreement also provides the Director with an automobile allowance. In the event of a change of control, the Director may receive severance payments of between 30 and 36 months compensation.

Future minimum payments related to these agreements for the next five years are as follows:

                                    Year Ended
                                    December 31,                 Amount
                                    ------------                 ------
                                       2004                     $667,316
                                       2005                      569,877
                                       2006                      375,000
                                       2007                      375,000
                                       2008                      300,000
                                       Thereafter                375,000
                                                                 -------

                                                   Total      $2,662,193

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
-------------------------------------------------------------------------------

[12] Commitments and Contingencies - [Continued]

Interest Rate Swap

In June 2001 the Company entered into an interest rate swap with a bank, which expires on June 1, 2006. The swap transaction was entered into to protect the Company from upward movement in interest rates relating to outstanding bank debt (See Note 7) and calls for a fixed rate of 7.95%. When the one-month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the difference in rates. At December 31, 2003 and 2002 the fair value of the swap of $59,068 and $107,713, respectively, is recorded as a non-current liability. The swap transaction has been accounted for as a hedge, and accordingly, the change in the fair value of the swap of $48,645, $32,838 and $74,875 during the years ended December 31, 2003, 2002, and 2001 respectively, has been recorded as part of comprehensive income.

Letter of Credit

The Company relocated its Islip, New York headquarters to a larger facility in Great River, New York. Included in the terms and conditions of the Great River lease is the requirement of the Company to provide to the landlord a letter of credit in the amount of $292,980, which represents approximately six months rent. This letter of credit was provided to the landlord on October 31, 2003. The letter of credit is required for the first 22 months of the lease and will be reduced as follows:
               $224,150 for months 23 through 34 of the lease.
               $195,320 for months 35 through 46 of the lease.
               $146,490 for months 47 through 58 of the lease.
               $97,660 for months 59 to the expiration of the lease.

[13] Stock-Based Compensation

Long Term Incentive Plans - The Company has three long-term incentive plans, the 1998 Long-Term Incentive Plan (the "1998 Plan"), as amended, the 1999 Long-Term Incentive Plan (the "1999 Plan") and the 2001 Long-Term Incentive Plan (the "2001 Plan"), as amended. The 2001 Plan was approved by the stockholders on March 7, 2002 and originally provided for the issuance of 180,000 shares of common stock. In January 2003, the 2001 Plan was amended and approved by the stockholders to provide for an increase in the number of shares subject to the plan from 180,000 to 550,000. The Company may issue 790,000, 300,000 and 550,000 shares of Common Stock pursuant to the 1998 Plan, the 1999 Plan and the 2001 Plan, respectively. The options, when granted vest ratably over one year. At December 31, 2003 there were 0, 4,250 and 1,500 shares available for further issuance under the 1998 Plan, the 1999 Plan and 2001 Plan, respectively.

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

During 2002, pursuant to an arrangement with a consultant, the Company issued a non-qualified stock option to purchase 10,000 shares of stock at an exercise price of $2.75, which was the fair market value of the stock at the date of grant. The options were valued at $.57 per option based upon the Black-Scholes calculation, which had an interest rate of 4% and a volatility rate of .48. These options had a term of one year, and were exercised during 2002. The Company recognized a charge to income under the Black-Scholes formula in the amount of $5,673.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
-------------------------------------------------------------------------------

[13] Stock-Based Compensation - [Continued]

A summary of the activity under the Plans is as follows:

                                      2003                  2002                    2001
                               -------------------    ------------------      -----------------

2001
                                          Weighted              Weighted                Weighted
                                          --------              --------                --------
                                           Average               Average                 Average
                                           -------               -------                 -------
                                          Exercise              Exercise                Exercise
                                          --------              --------                --------
                                Shares      Price     Shares      Price       Shares      Price
                                ------      -----     ------      -----       ------      -----
Outstanding - Beginning of
  Year                           664,702   $2.276      793,385   $1.917        809,718   $1.908
Granted During the Year          381,000    4.754      198,500    2.505          3,500    1.900
Canceled During the Year         (11,750)   1.724           --       --         (5,278)   1.810
Exercised During the Year       (668,197)   2.694     (327,183)   1.544        (14,555)   1.500
                                --------   -------    ---------  -------      --------- -------

   Outstanding - End of Year     365,755   $4.111      664,702   $2.276        793,385   $1.917
                               =========   ======     ========   ======       ========   ======

   Exercisable - End of Year     226,253   $3.721      575,451   $2.242        789,885   $1.917
                               =========   ======     ========   ======        =======   ======

The following table summarizes stock option information as of December 31, 2003:

                                          Options Outstanding
                                          -------------------
                                               Weighted
                                               --------
                                           Average Remaining         Options
                                           -----------------         -------
Exercise Prices    Number Outstanding       Contractual Life       Exercisable
---------------    ------------------       ----------------       -----------

$6.61                   11,000                4.58 Years              5,500
$4.93                  142,005                4.08 Years             71,003
$4.37                  118,500                4.5 Years              59,250
$4.37                    7,500                9.5 Years               3,750
$2.50                   24,000                3.25 Years             24,000
$2.40                    5,000                3.5 Years               5,000
$2.38                    6,500                3.5 Years               6,500
$1.81                   51,250                2 Years                51,250
                       -------                -------              --------

   Totals              365,755                3.98 Years            226,253
                       =======                ==========            =======


Warrants Issued as Compensation - In 2001, the Company's $12 Series B Common
Stock Purchase Warrants for 448,544 shares, were extended to January 31, 2002.
In January 2002, the 448,544 $12 warrants were further extended to July 31,
2002. In July 2002, the warrants were further extended to January 31, 2003.
There was no financing costs associated with the warrant extensions in 2001 and 2002 because of the variance between the $12 exercise price and the market value of the Company's stock at the date of the warrant extension. In January 2003, the warrants were further extended to April 30, 2003. In April 2003, the Company agreed to extend the date of the expiration of these warrants to July 31, 2003.
The Company re-measured the fair value of the warrants at the dates of extension. No financing costs were recorded associated with the warrant extension made in January 2003, as there was no material change in their fair value. The Company charged $1,125 to operations related to the warrant extension made in April 2003. In July 2003, the Company agreed to extend the expiration date of these same warrants from July 31, 2003 to October 31, 2003. The Company re-measured the fair value of the warrants at the date of extension and charged
$5,211 of financing costs to operations

                                     F - 28



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17
-------------------------------------------------------------------------------

[13] Stock-Based Compensation - [Continued]

in July 2003. On October 23, 2003, the Company reduced the exercise price of the warrants from $12.00 per share to $10.00 per share and through October 31, 2003, 423,620 warrants were exercised and the Company received gross proceeds of $4,236,200. The remaining 24,924 warrants expired unexercised.

During 2003, 120,000 warrants that were issued in 1999, were exercised and the Company received gross proceeds of $629,000.

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

   Shares            Exercise Price       Vesting Date          Expiration Date
   ------            --------------       ------------          ---------------

   50,000               $2.69             April 10, 2002        March 31, 2003
   30,000               $4.00             June 1, 2002          May 31, 2003
   30,000               $5.00             September 1, 2002     February 28, 2004
   30,000               $6.00             November 1, 2002      April 30, 2004
   30,000               $7.00             January 1, 2003       December 31, 2004
   30,000               $8.00             February 28, 2003     January 31, 2005

The $48,000 value of the warrants is being charged to operations over the vesting period. As a result, $33,600 was charged to operations in 2002 and $14,400 was charged to operations in 2003. During 2003, 170,000 of these warrants were exercised and the Company received gross proceeds of $914,500 and 30,000 warrants at $4.00 expired.

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

A summary of warrant activity is as follows:

                                         2003                            2002                 2001
                               -----------------------       --------------------------    ----------


                                             Weighted                    Weighted                Weighted
                                              Average                     Average                 Average
                                             Exercise                    Exercise                Exercise
                               Shares          Price         Shares        Price       Shares      Price

Outstanding - Beginning
  of Year                       768,544        $9.17         608,544      $10.11       568,544     $10.57
Granted During the Year              --           --         648,544      $ 9.89       488,544     $11.30
Expired During the Year         (54,924)       $6.72        (488,544)     $11.30      (448,544)    $12.00
Exercised During the Year      (713,620)       $8.10              --          --            --         --
                               --------        -----        --------      ------       -------      -----

   Outstanding - End of Year         --        $  --         768,544      $ 9.17       608,544     $10.11
                               ========        =====        ========      ======       =======     ======

   Exercisable - End of Year         --        $  --         708,544      $ 9.31       578,544     $10.44
                               ========        =====        ========      ======       =======     ======


                                     F - 29



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #18
-------------------------------------------------------------------------------

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

                                                              Year ended December 31,
                                                              -----------------------
                                                        2003              2002            2001
                                                        ----              ----            ----

Revenues:
      Software and Related Systems and Services    $25,201,558       $20,168,785       $16,077,323
      Data Center Services                           1,973,492         1,957,392         2,042,098
                                                    ----------        ----------        ----------

      Total Revenues                               $27,175,050       $22,126,177       $18,119,421
      --------------                                ==========        ==========        ==========

Gross Profit:
      Software and Related Systems and Services    $11,652,557       $ 7,005,931       $ 5,095,038
      Data Center Services                             939,110           945,790         1,023,148
                                                    ----------        ----------        ----------

      Total Gross Profit                           $12,591,667       $ 7,951,721       $ 6,118,186
      ------------------                            ==========        ==========        ==========

Income (loss) before Income Taxes:
      Software and Related Systems and Services    $ 1,765,367       $   486,371       $  (242,072)
      Data Center Services                             476,959           392,847           526,494
                                                    ----------        ----------        -----------

      Total Income before Income Taxes             $ 2,242,326       $   879,218       $   284,422
      --------------------------------              ==========        ==========        ==========

Depreciation and Amortization:
      Software and Related Systems and Services    $ 1,064,952       $   866,115       $   847,369
      Data Center Services                             168,640           170,606           163,452
                                                    ----------        ----------        ----------

      Total Depreciation and Amortization          $ 1,233,592       $ 1,036,721       $ 1,010,821
      -----------------------------------           ==========        ==========        ==========

Capital Expenditures:
      Software and Related Systems and Services    $ 4,552,978       $   248,201       $   116,951
      Data Center Services                             151,390             6,266             3,814
                                                    ----------        ----------        ----------

      Total Capital Expenditures                   $ 4,704,368       $   254,467       $   120,765
      --------------------------                    ==========        ==========        ==========

Identifiable Assets:
      Software and Related Systems and Services    $31,948,510       $20,540,031       $16,104,973
      Data Center Services                           2,684,879         1,875,772         1,902,400
                                                    ----------        ----------        ----------

      Total Identifiable Assets                    $34,633,389       $22,415,803       $18,007,373
      -------------------------                     ==========        ==========        ==========



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #19
-------------------------------------------------------------------------------

[15] Legal Proceedings

In October 2000, the Company commenced an action against the City of Richmond, in the United States District Court for the Eastern District of New York, for failure to pay more than $1 million pursuant to a contract between the Company and Richmond. On July 29, 2003, this action was settled and the Company received an amount of $205,000. This settlement had no effect on the results of operations of the Company.


[16] Subsequent Events

During the period January 1, 2004 through February 23, 2004 there were 21,127 options exercised. The Company received approximately $94,000 from these exercises.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NETSMART TECHNOLOGIES, INC.


Dated:  March 19, 2004               By: /s/ James L. Conway
                                        ---------------------------
                                        James L. Conway, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes James L. Conway (or any of them acting in the absence of the others), as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report, and to file same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.


     Signature                            Title                       Date
     ---------                            -----                       ----

/s/ James L. Conway               Chief Executive Officer        March 19, 2004
-----------------------           and Director (Principal
James L. Conway                   Executive Officer)

/s/ Anthony F. Grisanti           Chief Financial Officer        March 19, 2004
-----------------------           (Principal Financial and
Anthony F. Grisanti               Accounting Officer)


/s/ Edward D. Bright              Director                       March 19, 2004
-----------------------
Edward D. Bright


/s/ John F. Phillips              Director                       March 19, 2004
-----------------------
John F. Phillips


/s/ Gerald O. Koop                President and Director         March 19, 2004
-----------------------
Gerald O. Koop


/s/ Joseph G. Sicinski            Director                       March 19, 2004
-----------------------
Joseph G. Sicinski


/s/ Francis J. Calcagno           Director                       March 19, 2004
-----------------------
Francis J. Calcagno


/s/ John S.T. Gallagher           Director                       March 19, 2004
-----------------------
John S.T. Gallagher


/s/ Dr. Yacov Shamash
------------------------          Director                       March 19, 2004
Dr. Yacov Shamash

                                  EXHIBIT INDEX

1.             Financial Statements
               Report of Marcum & Kliegman LLP
               Report of Eisner LLP
               Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003,
               2002 and 2001
               Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
               Notes to Consolidated Financial Statements

2.             Financial Statement Schedules
               None

3.             Reports on Form 8-K
               On October 21, 2003, we filed a Current Report on Form 8-K (Date of Report: October 21,2003) to report, as an item 9 disclosure, the issuance of a press release announcing our financial results for the third quarter ended September 30, 2003.

               On October 23, 2003, we filed a Current Report on Form 8-K (Date of Report: October 23, 2003) to report as an item 5 disclosure, the issuance of a press release announcing that we had reduced the exercise price of our Series B Common Stock Purchase Warrants from $12.00 per share to $10.00 per share.

4.             Exhibits
               3.1(1)   Restated Certificate of Incorporation, as amended
               3.2(1)   By-Laws
               10.1(2)  Employment  Agreement  dated January 1, 2001,  between the Registrant and James L. Conway
               10.2(2)  Employment  Agreement  dated January 1, 2001,  between the  Registrant and John F. Phillips
               10.3(2)  Employment  Agreement dated January 1, 2001,  between the Registrant and Gerald O. Koop
               10.4(2)  Employment  Agreement  dated  January  1,  2001, between the  Registrant  and Anthony F. Grisanti
               10.5(2)  Consulting  Agreement dated January 1, 2001, between the
                        Registrant and Edward D. Bright
               10.6(1)  1993 Long-Term Incentive Plan
               10.7(3)  1998 Long-Term Incentive Plan
               10.8(4)  1999 Long-Term Incentive Plan
               10.9(5)  2001 Long-Term Incentive Plan
               10.10(4) 1999 Employee Stock Purchase Plan
               10.11(2) Agreement dated June 1, 2001, between the Registrant and
                        Fleet Bank 10.126 AIMS Acquisition Agreement
               10.13(7) Agreement dated June 25, 2003, among Registrant,
                        Creative Socio-Medics Corp., Shuttle Data Systems Corp.,
                        d/b/a/ ADIA  Information  Management  Corp.  and Steven
                        Heintz, Jr.
               10.14    Lease agreement dated as of December 22, 2003,  between
                        Registrant and Spacely LLC.
               21.1     Subsidiaries of the Registrant
               23.1     Consent of Marcum & Kliegman LLP
               23.2     Consent of Eisner LLP
               24       Powers of Attorney (See Signature Page)
               31.1     Certification of Chief Executive Officer
               31.2     Certification of Chief Financial Officer
               32       Certification  pursuant  to 18  U.S.C.  Section  1350 as
                        adopted  pursuant  to Section 906 of the Sarbanes-Oxley
                        Act of 2002

(1) Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.

(2)     Filed as an exhibit to the Registrant's 10-K/A dated August 21, 2003.

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

(7)     Filed as an exhibit to the Registrant's 8-K dated July 8, 2003.