Form 10-Q
period 2004-03-31
NETSMART TECHNOLOGIES INC
filed 2004-05-06
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004
Commission File Number 0-21177

NETSMART TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware                                                 13-3680154
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)

  3500 Sunrise Highway, Great River, NY                     11739
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (631) 968-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No__
    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  __ No  X
           ---


Number of shares of common stock outstanding as of April 20, 2004:    5,335,700
                                                                      =========

Netsmart Technologies, Inc. and Subsidiary

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                            Page
                                                                          ----


Condensed Consolidated Balance Sheets - March 31, 2004 (Unaudited)
 and December 31, 2003                                                     1-2

Condensed Consolidated Statements of Income - (Unaudited)
 Three Months Ended March 31, 2004 and 2003                                 3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
 Three Months Ended March 31, 2004 and 2003                                4-5

Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)
 Three Months Ended March 31, 2004                                         6-7

Notes to Condensed Consolidated Financial Statements                       7-10

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                            11-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         19

Item 4.  Controls and Procedures                                            19

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   20

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                    March 31,       December 31,
                                                    --------        ------------
                                                      2004              2003
                                                      ----              ----
                                                   Unaudited
                                                   ---------
Assets:
Current Assets:
    Cash and Cash Equivalents                     $14,248,929       $15,920,993
    Accounts Receivable - Net                       8,200,059         8,004,481
    Costs and Estimated Profits in Excess
      of Interim Billings                           1,629,462         1,817,135
    Deferred taxes                                    823,000           918,000
    Other Current Assets                              522,551           541,458
                                                   ----------        ----------

    Total Current Assets                           25,424,001        27,202,067
                                                   ----------        ----------

Property and Equipment - Net                        2,729,421         2,591,758
                                                   ----------        ----------

Other Assets:
    Software Development Costs - Net                1,057,531         1,087,116
    Customer Lists - Net                            2,552,452         2,701,751
    Deferred taxes less current portion               790,000           882,000
    Other Assets                                      146,873           168,697
                                                   ----------        ----------

Total Other Assets                                  4,546,856         4,839,564
                                                   ----------        ----------

Total Assets                                      $32,700,278       $34,633,389
                                                   ==========        ==========


See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                  March 31,        December 31,
                                                                  --------         -----------
                                                                    2004               2003
                                                                    ----               ----
                                                                 Unaudited
                                                                 ---------

Liabilities and Stockholders' Equity:
Current Liabilities:
    Current Portion - Long Term Debt                          $     666,667        $     666,667
    Current Portion Capital Lease Obligations                        60,740               61,416
    Accounts Payable                                              1,080,047            1,329,765
    Accrued Expenses                                              1,419,656            2,295,454
    Interim Billings in Excess of Costs and Estimated
      Profits                                                     5,971,493            7,263,285
    Deferred Revenue                                              1,108,197              871,628
                                                                 ----------           ----------

    Total Current Liabilities                                    10,306,800           12,488,215
                                                                 ----------           ----------

    Long Term Debt - Less current portion                           833,355            1,000,020
    Capital Lease Obligations - Less current portion                 70,344               85,982
    Interest Rate Swap at Fair Value                                 51,896               59,068
                                                                 ----------           ----------

    Total Non Current Liabilities                                   955,595            1,145,070
                                                                 ----------           ----------

Commitments and Contingencies

Stockholders' Equity:
    Preferred Stock - $.01 Par Value, 3,000,000
      Shares Authorized; None issued and outstanding                    --                   --

    Common Stock - $.01 Par Value; Authorized 15,000,000 Shares;
      Issued and outstanding 5,563,624 and 5,335,700 shares at
      March 31, 2004 and 5,528,247 and 5,304,489
      shares at December 31, 2003                                    55,636               55,282

    Additional Paid in Capital                                   29,169,068           29,010,212
      Accumulated Comprehensive loss - Interest Rate Swap           (51,896)             (59,068)
      Accumulated Deficit                                        (6,021,943)          (6,346,873)
                                                                 ----------           ----------
                                                                 23,150,865           22,659,553
    Less:  cost of shares of Common Stock held
      in treasury - 227,924 shares at March 31, 2004
      and 223,758 at December 31, 2003                            1,712,982            1,659,449
                                                                 ----------           ----------

    Total Stockholders' Equity                                   21,437,883           21,000,104
                                                                 ----------           ----------

Total Liabilities and Stockholders' Equity                    $  32,700,278        $  34,633,389
                                                                 ==========           ==========


See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
-------------------------------------------------------------------------------
                                                   Three months ended
                                                        March 31,
                                                2004                 2003
                                                ----                 ----
Revenues:
  Software and Related
    Systems and Services:
    General                                   $4,062,955          $ 3,946,961
    Maintenance Contract
      Services                                 1,917,226            1,713,554
                                               ---------            ---------
    Total Software and Related
      Systems and Services                     5,980,181            5,660,515

  Application Service Provider Services          354,814                  --

  Data Center Services                           487,981              458,538
                                               ---------            ---------

  Total Revenues                               6,822,976            6,119,053
                                               ---------            ---------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                    1,973,276            2,487,142
    Maintenance Contract
      Services                                   985,474              866,126
                                               ---------            ---------

    Total Software and Related
      Systems and Services                     2,958,750            3,353,268

    Application Service Provider Services        226,510                  --

  Data Center Services                           214,057              266,212
                                               ---------            ---------

  Total Cost of Revenues                       3,399,317            3,619,480
                                               ---------            ---------

Gross Profit                                   3,423,659            2,499,573
                                               ---------            ---------

Selling, General and
  Administrative Expenses                      1,830,886            1,664,083
Research, Development and Maintenance          1,039,899              510,437
                                               ---------            ---------

  Total                                        2,870,785            2,174,520
                                               ---------            ---------

Operating Income                                 552,874              325,053

Interest and Other Income                         31,640               12,303

Interest and Other Expense                       (41,584)             (33,171)
                                               ---------            ---------

Income before Income Tax Expense (Benefit)       542,930              304,185

Income Tax Expense (Benefit)                     218,000               33,000
                                               ---------            ---------

  Net Income                                  $  324,930          $   271,185
                                               =========            =========

Earnings Per Share ("EPS")of Common Stock:
  Basic EPS                                   $      .06          $       .07
                                               =========           ==========

Weighted Average Number of Shares of
  Common Stock Outstanding                     5,317,574            3,956,633
                                               =========           ==========

Diluted EPS                                   $      .06          $       .06
                                               =========           ==========

Weighted Average Number of Shares of
  Common Stock and Common Stock
  Equivalents Outstanding                      5,571,569            4,356,021
                                               =========           ==========

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
-------------------------------------------------------------------------------


                                                         Three Months ended
                                                              March 31,
                                                         ------------------
                                                        2004             2003
                                                        ----             ----
Operating Activities:
  Net Income                                           $  324,930    $  271,185
                                                        ---------     ---------

  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
    Depreciation and Amortization                         388,146       247,900
    Provision for Doubtful Accounts                           --         25,567
    Amortization of Warrants Issued for Services
      and Costs Related to Warrant Extension                  --         14,400
    Deferred Income Taxes                                 187,000           --

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                  (195,578)      489,991
    Costs and Estimated Profits in
     Excess of Interim Billings                           187,673       945,150
    Other Current Assets                                   18,907        26,677
    Other Assets                                           10,157        11,256

 Increase [Decrease] in
  Accounts Payable                                       (249,718)     (702,342)
  Accrued Expenses                                       (202,553)        7,739
  Interim Billings in Excess of
    Costs and Estimated Profits                        (1,291,792)      513,457
  Deferred Revenue                                        236,569      (436,300)
                                                        ---------     ---------

 Total Adjustments                                       (911,189)    1,143,495
                                                        ---------     ---------

Net Cash (Used In) Provided by
  Operating Activities                                   (586,259)    1,414,680
                                                        ---------     ---------

Investing Activities:
  Acquisition of Property and Equipment                  (964,503)     (108,524)
  Capitalized Software Development                        (44,000)          --
                                                        ---------     ---------

 Net Cash Used In Investing Activities                 (1,008,503)     (108,524)
                                                        ---------     ----------


See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
-------------------------------------------------------------------------------

                                                          Three Months ended
                                                               March 31,
                                                          ------------------
                                                         2004           2003
                                                         ----           ----
Financing Activities:
  Payment of Capitalized Lease Obligations           $   (16,314)    $   (2,357)
  Net Proceeds from Stock Options Exercised              105,677            --
  Payments of Term Loan                                 (166,665)      (124,998)
                                                      ----------      ---------

  Net Cash Used in Financing Activities                  (77,302)      (127,355)
                                                      ----------      ---------

  Net (Decrease) Increase  in Cash
    and Cash Equivalents                              (1,672,064)     1,178,801

  Cash and Cash Equivalents -
    Beginning of Period                               15,920,993      7,251,740
                                                      ----------      ---------

  Cash and Cash Equivalents -
    End of Period                                    $14,248,929     $8,430,541
                                                      ==========      =========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                         $    42,351     $   34,358
    Income Taxes                                     $   139,598     $   65,381

Non Cash Investing and Financing Activities:
The fair value of the interest rate swap decreased by $7,172 for the three months ended March 31, 2004. The fair value of the interest rate swap increased by $9,096 for the three months ended March 31, 2003.

During the three months ended March 31, 2004, the Company received 4,166 shares of its common stock as consideration for the exercise of certain stock options. The value of the shares received was $53,533, which was the market value of the common stock on the date of exercise.



See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (UNAUDITED)


                                          Additional                 Accumulated
                                          ----------                 -----------
                                          Paid-in                    Comprehensive
                                          -------                    -------------
                                          Capital                    Loss                                                  Total
                                          -------                    ----                                                  -----
                       Common Stock       Common     Accumulated    Interest Rate  Comprehensive    Treasury Shares   Stockholders'
                       ------------       ------     -----------    -------------  -------------    ---------------   -------------
                     Shares    Amount     Stock        Deficit      Swap              Income      Shares       Amount     Equity
                     ------    ------     -----        -------      ----              ------      ------       ------     ------

  Balance -        5,528,247  $55,282   $29,010,212  $(6,346,873)  $(59,068)             --      223,758  $(1,659,449)  $21,000,104
January 1, 2004

Common Stock
Issued -
Exercise of Options   35,377      354       158,856          --         --               --          --           --        159,210

Change in Fair
Value of Interest
Rate Swap                --       --            --           --       7,172         $  7,172         --           --          7,172

Treasury Shares
from Cashless
Exercise of
Stock Options            --       --            --           --         --               --        4,166      (53,533)      (53,533)

Net Income               --       --            --       324,930        --           324,930         --           --        324,930
                                                                                     -------
                                                                                    $332,102
                   ---------   ------    ----------   ----------    -------          =======     -------   ----------    ----------
  Balance -
March 31, 2004     5,563,624  $55,636   $29,169,068  $(6,021,943)  $(51,896)                     227,924  $(1,712,982)  $21,437,883
                   =========   ======    ==========   ==========    =======                      =======   ==========    ==========


See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(1)  Financial Statements
     --------------------

The accompanying condensed consolidated financial statements include the accounts of Netsmart Technologies, Inc. and its subsidiary ("The Company"). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended
December 31, 2003.


(2)  Earnings Per Share
     ------------------

The following table sets forth the components used in the computation of basic and diluted earnings per share:

                                                  Three Months Ended March 31,
                                                     2004              2003
                                                     ----              ----

Numerator:
  Net income                                       $   324,930      $   271,185
                                                     =========        =========

Denominator:
  Weighted average shares                            5,317,574        3,956,633
                                                     ---------        ---------
  Effect of dilutive securities:
    Employee stock options                             253,995          371,448
    Stock warrants                                         --            27,940
                                                     ---------        ---------
    Dilutive potential common shares                   253,995          399,388
                                                     ---------        ---------

    Denominator for diluted earnings per
      share-adjusted weighted average shares
      after assumed conversions                      5,571,569        4,356,021
                                                     =========        =========


(3)  Stock Options and Similar Equity Instruments
     --------------------------------------------

At March 31, 2003, the Company had three stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                       Three Months Ended
                                                            March 31,
                                                     2004                2003
                                                     ----                ----

Net Income as Reported                              $   324,930    $   271,185

Deduct:  Total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of related tax effect                95,082        136,401
                                                     ----------     ----------

Pro Forma Net Income                                $   229,848    $   134,784
                                                     ==========     ==========

Basic Net Income Per Share as Reported              $       .06    $       .07
                                                     ==========     ==========

Basic Pro Forma Net Income Per Share                $       .04    $       .03
                                                     ==========     ==========

Diluted Net Income Per Share as Reported            $       .06    $       .06
                                                     ==========     ==========

Diluted Pro Forma Net Income Per Share              $       .04    $       .03
                                                     ==========     ==========

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                       Three Months Ended
                                                            March 31,
                                                       2004            2003
                                                       ----            ----
Expected Life (Years)                                    5               5
Interest Rate                                           4.00%           4.00%
Annual Rate of Dividends                                   0%              0%
Volatility                                                68%             68%

The weighted average fair value of options at date of grant using the fair value based method during 2004 and 2003 is estimated at $2.83 and $1.42 respectively.


(4)  Income Taxes
     ------------

The provision for income taxes for the period ended March 31, 2004, consists of a current tax provision of $31,000 and a deferred tax provision of approximately $187,000. The deferred tax provision was $239,000 based upon utilization of available net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $52,000. The provision for income taxes for the period ending March 31, 2003, reflects a deferred tax provision of approximately $137,000, offset by a reduction in the deferred tax asset valuation allowance of the same amount.


(5)  Stockholders' Equity
     --------------------
During the three months ended March 31, 2004, options to purchase 35,377 shares were exercised and the Company received gross proceeds of $159,210. Included in the gross proceeds received from the exercise of options was the delivery of
4,166 shares of the Company's common stock, which were valued at $53,533, which was based upon the market price of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company's stock option plans.

Included in the above options exercised were 12,250 options owned by certain of the Company's officers and members of the Board of Directors, which were done on a cashless basis and represents all cashless exercises during the quarter ended
March 31, 2004..


(6)  Operating Segments

The Company currently classifies its operations into three business segments:
(1) Software and Related Systems and Services, (2) Data Center Services and (3)
Application Service Provider ("ASP") services. ASP services is a new segment as a result of the CareNet acquisition and any previous ASP operations were immaterial and were previously included in Software and Related Systems and Services.Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management.
Data Center Services involves Company personnel performing data entry and data processing services for customers. Application Service Provider services involves the Company offerings of its Avatar suite of products, its CareNet products and InfoScribeR products on a virtual private network or internet delivery approach, thereby allowing its customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. Application Service Provider services revenue is recognized in the period in which the services are provided. Intersegment sales and sales outside the United States are not material. Information concerning the Company's business segments are as follows:

                                            Software and                     Application
                                            ------------                     -----------
                                          Related Systems   Data Center   Service Provider
                                          ---------------   -----------   ----------------
                                            and Services      Services         Services     Consolidated
                                            ------------      --------         --------     ------------

Three Months Ended March 31,
----------------------------
2004
----
Revenue                                   $  5,980,181       $    487,981     $   354,814    $  6,822,976
Income before income taxes                     409,368            163,427         (29,865)        542,930
Total identifiable assets at
  March 31, 2004                            27,194,311          2,271,929       3,234,038      32,700,278

Three Months Ended March 31,
----------------------------
2003
----
Revenue                                   $  5,660,515       $    458,538             --     $  6,119,053
Income before income taxes                     229,164             75,021             --          304,185
Total identifiable assets at
  March 31, 2003                            20,175,008          1,676,210             --       21,851,218


(7)  Reclassifications
     -----------------

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.


(8)  Subsequent Events
     -----------------

Effective April 1, 2004, the Company entered into revised employment agreements with Messrs. James L. Conway, Gerald O. Koop and Anthony F. Grisanti. The terms and conditions of the revised contracts are identical in all material respects to the previous contracts except that (i), the term of each individual's contract was extended by one year, so that Messrs. Conway and Grisanti's contracts will expire on December 31, 2006 and Mr. Koop's contract will expire on December 31, 2005 and (ii) the revised contracts do not contain the provision pursuant to which, following each individual's respective term of employment, he would have acted as a consultant to the Company for a period of five years for an annual compensation of $75,000.


Effective April 1, 2004, the Company has adopted an Executive Retirement plan, whereby upon retirement, the Company will pay certain officers a retirement benefit of approximately $85,000 per year for a period of six years. This rate is subject to 10% increases up to $110,000 per year, depending on the officer's length of employment beyond April 1, 2004.

Mr. Phillip's employment contract expired on December 31, 2003. Mr. Phillips was paid on a month to month basis for the three months ended March 31, 2004. Effective April 1, 2004, Mr. Phillips retired and, pursuant to the terms of the Company's Executive Retirement plan, will receive $85,000 per year for the next six years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our operations are grouped into three segments:
|X|     Software and Related Systems and Services
|X|     Data Center (service bureau) Services
|X|     Application Service Provider Services (ASP)

Results of Operations

Fixed price software development contracts and licenses accounted for 34% and 49% of consolidated revenue for the three months ended March 31, 2004 and 2003, respectively. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue is affected. Our time spent on projects during the second half of the year can generally range from 1% to 10% less than time spent on projects during the first half of the year.

Three Months Ended March 31, 2004 and 2003

Our total revenue for the three months ended March 31, 2004 (the "March 2004 period") was $6,823,000, an increase of $704,000, or 12%, from our revenue for the three months ended March 31, 2003 (the "March 2003 period"), which was $6,119,000.

Revenue from contracts from state and local government agencies represented 47% of revenue in the March 2004 period and 62% of revenue in the March 2003 period. This decrease is the result of the substantial completion towards the end of 2003 of two state contracts and one county contract.

Software and Related Systems and Services
-----------------------------------------

Our Software and Related Systems and Services revenue for the March 2004 period was $5,980,000, an increase of $319,000, or 6%, from our revenue for the March 2003 period, which was $5,661,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of revenue was turnkey systems labor revenue, which increased to $2,266,000 in the March 2004 period, from $2,184,000 in the March 2003 period, reflecting a 4% increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. This increase was partially the result of an increased staff working on turnkey labor contracts. Labor rate price changes from the March 2004 period to the March 2003 period resulted in a 4% increase in the average daily billing rate and accounted for approximately $36,000, or 44%, of the total turnkey systems labor increase. Revenue from third party hardware and software decreased to $880,000 in the March 2004 period, from $979,000 in the March 2003 period, which represents a decrease of 10%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. During the March 2004 period, we did not sell and perform on as many contracts containing such third party items as pharmacy software and hardware. License revenue increased to $630,000 in the March 2004 period, from $594,000 in the March 2003 period, reflecting an increase of 6%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase was the result of an increase in additional license sales to our existing client base. Maintenance revenue increased to $1,917,000 in the March 2004 period, from $1,714,000 in the March 2003 period, reflecting an increase of 12%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division increased to $287,000 in the March 2004 period, from $190,000 in the March 2003 period, reflecting an increase of 51%. This increase is the result of the introduction of our new Avatar AM product into the market place during the latter part of 2003. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased to $3,021,000 in the March 2004 period from $2,307,000 in the March 2003 period, reflecting an increase of 31%. Our gross margin percentage increased to 51% in the March 2004 period from 41% in the March 2003 period. Our gross margin percentage increased primarily as a result of improved margins on our turnkey labor revenue, which was the result of improved efficiency on our fixed price contracts.

Data Center Services (Service Bureau)
--------------------

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue increased to $488,000 in the March 2004 period, from $459,000 in the March 2003 period, representing an increase of $29,000, or 6%. This increase was due to an increase in the client base as well as increases in pricing.

Gross profit increased to $274,000 in the March 2004 period from $192,000 in the March 2003 period, reflecting an increase of 42%. Our gross margin percentage increased to 56% in the March 2004 period from 42% in the March 2003 period. This increase was the result of the increase in revenue as well as a reduction in costs of approximately $52,000.

Application Service Provider Services ("ASP")
---------------------------------------------

Application Service Provider services involves the offering of our Avatar suite of products, our CareNet products and our InfoScribeR products on a virtual private network or internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. This is the first quarter that we have accounted for ASP Services as a segment. This is the result of our acquisition of CareNet on June 25, 2003.

Revenue for the March 2004 period was $355,000, which consisted of revenue from our CareNet operations of $183,000, revenue from our InfoScriber operations of $58,000 and revenue from our Avatar ASP services operations of $114,000.

Gross profit for the March 2004 period was $128,000 and our gross margin percentage was 36%.


Operating Expenses
------------------

Selling, general and administrative expenses were $1,831,000 in the March 2004 period, reflecting an increase of $167,000, or 10%, from the $1,664,000 in the March 2003 period. The increases were: advertising and promotion, which increased by $56,000; trade show costs, which increased by $39,000; depreciation expense which increased by $96,000; amortization of the CareNet acquisition costs, which was $70,000 in the March 2004 period and not present in the March 2003 periods; and general insurance, which increased by $19,000. The cost increases were partially offset by reductions in: bad debt expense, which decreased by $74,000; conference costs, which decreased by $18,000 and the provision for bonuses which decreased by $21,000.

We incurred product development and maintenance expenses of $1,040,000 in the March 2004 period, an increase of 104% from the $510,000 in the March 2003 period. The increase in product development and maintenance expense is the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules which addresses Federal reporting requirements, as well as continued investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $42,000 in the March 2004 period, an increase of $8,000, or 25%, from the $33,000 in the March 2003 period. This increase is the result of an increase in borrowing related to the promissory note issued to Shuttle Data Systems Corp. in connection with our acquisition of CareNet and an increase in our capitalized lease arrangements. The increase in interest expense was partially offset by reduced borrowing during the March 2004 period under our loan with Fleet Bank

Interest income was $31,000 in the March 2004 period, an increase of $19,000, or 157%, from the $12,000 in the March 2003 period. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations and the proceeds the exercise of options and warrants.

We have a net operating loss tax carry forward of approximately $5.9 million. In the March 2004 period, we recorded a current income tax expense of $31,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $187,000. The deferred tax provision was $239,000 based on utilization of net operating loss carry forwards offset by a reduction in the referred tax asset valuation allowance of $52,000.

As a result of the foregoing factors, in the March 2004 period, we had net income of $325,000, or $.06 per share basic and diluted. For the March 2003 period, we had net income of $271,000, or $.07 per share (basic) and $.06 per share (diluted).


Liquidity and Capital Resources
-------------------------------

We had working capital of approximately $15.1 million at March 31, 2004 as compared to working capital of approximately $14.7 million at December 31, 2003. This increase of $400,000 in working capital was the result of the following: our net income, after adding back depreciation and amortization and adjusting for the change in the current portion of the deferred tax asset, increased working capital by $618,000. The increase in working capital also included $106,000 in net proceeds from the exercise of our stock options. These increases were partially offset by an investment in capitalized software of $44,000 and by an additional $291,000 for the acquisition of equipment. The remaining increase in working capital of $11,000 was due to changes in other current assets and liabilities.

In June 2001, we entered into a revolving credit and term loan agreement with Fleet Bank ("Fleet"). This financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. The $1.5 million line of credit expired in June 2003. We did not utilize this line of credit during its duration. The current term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with Fleet for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.95% in order to reduce the interest rate risk associated with these borrowings. We have made principal payments on the $2.5 million term loan and the amount outstanding at March 31, 2004 is $1.1 million.

The terms of our term loan agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of March 31, 2004, we were in compliance with the financial covenants of this agreement. We are currently exploring our options with Fleet, relating to the possible increase in the amount of the term loan to be used primarily for acquisitions, as well as an additional term loan to assist in costs associated with the relocation of our corporate headquarters.

On February 27, 2003, our Board of Directors authorized the purchase of up to $100,000 of our common stock at any time the market price is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. We expect to fund any stock repurchases from our operating cash flow. As of March 31, 2004, we have not made any stock repurchases.

In June 2003, we acquired substantially all of the assets of the CareNet segment of Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. The total purchase price included, among other consideration, a three year promissory note in the principal amount of $500,000 payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1%. We have made principal payments on the $500,000 loan and the amount outstanding at March 31, 2004 is $375,000.

In the March 2004 period, we incurred capitalized software development costs of $44,000 relating to our RAD Plus 2004 product.

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

        Revenue Recognition
        Capitalized Software Development Costs
        Impairment of Customer Lists

Revenue Recognition: Revenue associated with fixed price turnkey sales consists of the following components: licensing of software, labor associated with the installation and implementation of the software; and maintenance services rendered in connection with such licensing activities. Revenue from fixed price software development contracts and revenue under license agreements, which require significant modification of the software package to the customer's specifications, are recognized utilizing the estimated percentage-of-completion method which uses the units-of-work-performed method to measure progress towards completion. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. We also derive revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. Consulting revenue is recognized when the services are rendered. Data Center revenue and Application Service Provider revenue are recognized in the period in which the services are provided. The above sources of revenue are recognized when, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

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


Contractual Obligations

The following table summarizes, as of March 31, 2004, our obligations and commitments to make future payments under debt, capital leases and operating leases:


      Contractual Obligations        Payments Due by
      -----------------------        ---------------
                                        Period
                                        ------
                                        Total     Less than     1 - 3      4 - 5 years   Over 5
                                        -----     ---------     -----      -----------   ------
                                                    1 year      years                    years
                                                    ------      -----                    -----


Long Term Debt(1)                    1,500,022     666,667      833,355          --         --


Capital Lease Obligations(2)           143,660      68,957       74,703          --         --

Operating Leases(3)                  6,424,472     384,839    1,170,731    1,216,087   3,652,815

Total Contractual Cash Obligations   8,068,154   1,120,463    2,078,789    1,216,087   3,652,815


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


ISSUES AND UNCERTAINTIES
------------------------
This Quarterly Report on Form 10-Q contains statements that are forward-looking.
These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our financial outlook.

Intellectual Property Rights

We defend our intellectual property rights, but unlicensed copying and use of software and intellectual property rights may result in a loss of revenue to us.

General Economic and Geo-Political Risks

Softness in healthcare information technology spending or other changes in general economic conditions that affect demand for computer software could adversely effect our revenue. Terrorist activity and armed conflict pose the additional risk of general economic disruption. These conditions lend additional uncertainty to the timing and budget for technology investment decisions by our customers.

Competition

We continue to experience intensive competition across all markets for our products and services. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins and operating income.

Technology

Our success depends upon our ability to develop new products and enhance our existing products. Rapid technological advances in hardware and software development, evolving standards in computer hardware, software technology and communications infrastructure, changing customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve our existing products. We must also continue to introduce new products and services. If we are unable to develop new products or adapt our current products to run on new or popular operating systems, if we are unable to enhance and improve our products successfully in a timely manner, or if we fail to position and/or price our products to meet market demand, customers may not buy new software licenses and our business and operating results will be adversely affected. If our enhancement to existing products does not deliver the functionality that our customer base demands, our customers may not renew product support and our business and operating results will be adversely affected. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities as they arise in emerging areas. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. Finally, while customers make first-time buying decisions based on the products, many make future license and support buying decisions based upon the quality of the support offering. If we do not continue to enhance our support services our renewal rates for product support may decline, which could affect our operating results.

Sales and Marketing

Our sales forecasts may not consistently correlate to revenues in a particular quarter. We use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides some guidance in business planning and budgeting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in conversion rates of the pipeline into contracts that can be very difficult to estimate. A variation in the conversion rate of the pipeline into contracts, or in the pipeline itself, could cause us to plan or budget incorrectly and thereby adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall pipeline conversion rate in a particular period of time.

Acquisitions

Acquisitions and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. The risks we may encounter in acquisitions and investments include:

           * we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;
           * we may have difficulty integrating the operations and personnel of the acquired businesses;
           * we may have difficulty incorporating the acquired technologies or products with our existing product lines;
           * we may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company's products;
           * our ongoing business may be disrupted by transition or integration issues;
           * our management's attention may be diverted from other business concerns;
           * our management may not be able to improve our financial and strategic position;
           * the acquisition may result in litigation from terminated employees or third parties; and
           * our due diligence process may fail to identify significant issues with the target's product quality, financial disclosures and accounting practices, product architecture and legal contingencies, among other matters.

These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or number of acquisitions.

We previously have generally paid for acquisitions in cash and stock. We may in the future pay for acquisitions in whole or in part with stock or other equity-related purchase rights. To the extent that we issue shares of stock or other rights to purchase stock, including options and other rights, existing stockholders may be diluted and earnings per share may decrease.

Stock Option Fair Value Method

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share. There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the first three months of fiscal 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net income would have been reduced by $95,000. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, future laws or regulations could require us to treat all stock-based compensation as an expense using the fair value method.

Business Disruptions

Business disruptions could affect our future operating results. Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services.

Dependence on government contracts

Because we are particularly dependent upon government contracts, any decrease in funding for entitlement programs could result in decreased revenue. We market our health information systems principally to behavioral healthcare facilities, many of which are operated by state and local government entities and include entitlement programs. We generate a significant portion of our revenue from contracts that are directly or indirectly with government agencies. Government agencies generally have the right to cancel contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our revenue would decline if state agencies reduce this funding.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates. Our debt is at fixed rates of interest after completing an interest rate swap agreement, which effectively converted our variable rate debt into a fixed rate debt of 7.95%. Therefore, if the LIBOR rate plus 2.5% increases above 7.95%, it may have a positive effect on our net income.

Most of our cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If short-term market interest rates decrease by 10% from the levels at March 31, 2004, the effect on our net income would be a decrease of approximately $12,000 per year.


Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to insure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in our Form 10-K annual report for the year ended December 31, 2003, including the risks described under "Risk Factors" and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.



Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

        Exhibit No.     Description
        -----------     -----------

        10              All material contracts.

                        10.1 Employment Agreement dated as of April 1, 2004, by and between Netsmart Technologies, Inc. and James L. Conway.

                        10.2 Employment Agreement dated as of April 1, 2004, by and between Netsmart Technologies, Inc. and Gerald O. Koop.

                        10.3 Employment Agreement dated as of April 1, 2004, by and between Netsmart Technologies, Inc. and Anthony F. Grisanti.

                        10.4 Consulting Agreement dated as of April 1, 2004, by and between Netsmart Technologies, Inc. and John F. Phillips.

                        10.5  Executive Retirement Plan.

        31.1            Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2            Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K

        Report on Form 8-K dated March 3, 2004 - Item12 - Results of Operations and Financial Condition containing announcement of press release of the Company's financial results for the fiscal year and fourth quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NETSMART TECHNOLOGIES, INC.



                             Chief Executive Officer             May 5, 2004
/s/ James L. Conway         (Principal Executive Officer)
------------------------
James L. Conway



/s/ Anthony F. Grisanti      Chief Financial Officer              May 5, 2004
------------------------    (Principal Financial and
Anthony F. Grisanti          Accounting Officer)

                                Index of Exhibits
                                -----------------


        Exhibit No.     Description
        -----------     ------------
        10              All material contracts.

                        10.1 Employment Agreement dated as of April 1, 2004, by and between Netsmart Technologies, Inc. and James L. Conway.

                        10.2 Employment Agreement dated as of April 1, 2004, by and between Netsmart Technologies, Inc. and Gerald O. Koop.

                        10.3 Employent Agreement dated as of April 1, 2004, by and between Netsmart Technologies, Inc. and Anthony F. Grisanti.

                        10.4 Consulting Agreement dated as of April 1, 2004, by and between Netsmart Technologies, Inc. and John F. Phillips.

                        10.5  Executive Retirement Plan.

        31.1            Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2            Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.