Form 10-Q
period 2004-06-30
NETSMART TECHNOLOGIES INC
filed 2004-08-10
CIK 1011028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2004
                         Commission File Number 0-21177

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

Yes  X            No__
    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  __  No  X
            ---


Number of shares of common stock outstanding as of July 23, 2004:    5,338,200
                                                                     =========

Netsmart Technologies, Inc. and Subsidiary

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                           Page
                                                                         ----


Condensed Consolidated Balance Sheets - June 30, 2004 (Unaudited)
 and December 31, 2003                                                    1-2

Condensed Consolidated Statements of Income - (Unaudited)
 Six Months Ended June 30, 2004 and 2003 and Three Months
 Ended June 30, 2004 and 2003                                              3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
 Six Months Ended June 30, 2004 and 2003                                  4-5

Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)
 Six Months Ended June 30, 2004                                            6

Notes to Condensed Consolidated Financial Statements                      7-10

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                           11-22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        23

Item 4.  Controls and Procedures                                           23

Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders               24

Item 6.  Exhibits and Reports on Form 8-K                                  25

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                   June 30,     December 31,
                                                     2004           2003
                                                     ----           ----
                                                  Unaudited
Assets:
Current Assets:
         Cash and Cash Equivalents               $14,700,398   $15,920,993
         Accounts Receivable - Net                 8,997,038     8,004,481
         Costs and Estimated Profits in Excess
           of Interim Billings                     1,538,353     1,817,135
         Deferred taxes                              768,000       918,000
         Other Current Assets                        418,363       541,458
                                                 -----------   -----------

         Total Current Assets                     26,422,152    27,202,067
                                                 -----------   -----------

Property and Equipment - Net                       2,778,526     2,591,758
                                                 -----------   -----------

Other Assets:
         Software Development Costs - Net          1,218,236     1,087,116
         Customer Lists - Net                      2,485,825     2,701,751
         Deferred taxes less current portion         737,000       882,000
         Other Assets                                130,568       168,697
                                                 -----------   -----------

Total Other Assets                                 4,571,629     4,839,564
                                                 -----------   -----------

Total Assets                                     $33,772,307   $34,633,389
                                                 ===========   ===========


See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                 June 30,        December 31,
                                                                                   2004              2003
                                                                                   ----              ----
                                                                                Unaudited

Liabilities and Stockholders' Equity:
Current Liabilities:
    Current Portion - Long Term Debt                                          $    666,667       $    666,667
    Current Portion Capital Lease Obligations                                       61,953             61,416
    Accounts Payable                                                             1,104,890          1,329,765
    Accrued Expenses                                                             1,310,209          2,295,454
    Interim Billings in Excess of Costs and Estimated
      Profits                                                                    6,610,208          7,263,285
    Deferred Revenue                                                             1,040,186            871,628
                                                                               -----------        -----------

    Total Current Liabilities                                                   10,794,113         12,488,215
                                                                               -----------        -----------

    Long Term Debt - Less current portion                                          666,690          1,000,020
    Capital Lease Obligations - Less current portion                                54,393             85,982
    Interest Rate Swap at Fair Value                                                31,621             59,068
    Deferred Rent Payable                                                          272,598                --
                                                                               -----------        -----------

    Total Non Current Liabilities                                                1,025,302          1,145,070
                                                                               -----------        -----------

Commitments and Contingencies

Stockholders' Equity:
    Preferred Stock - $.01 Par Value, 3,000,000
      Shares Authorized; None issued and outstanding                                   --                 --

    Common Stock - $.01 Par Value; Authorized
      15,000,000 Shares; Issued and outstanding
      5,564,624 and 5,336,700 shares at
      June 30, 2004 and 5,528,247 and 5,304,489
      shares at December 31, 2003                                                   55,646             55,282

    Additional Paid in Capital                                                  29,170,868         29,010,212
    Accumulated Comprehensive loss - Interest Rate Swap                            (31,621)           (59,068)
    Accumulated Deficit                                                         (5,529,019)        (6,346,873)
                                                                               -----------        -----------
                                                                                23,665,874         22,659,553
    Less:  cost of shares of Common Stock held
      in treasury - 227,924 shares at June 30, 2004
      and 223,758 at December 31, 2003                                          (1,712,982)        (1,659,449)
                                                                               -----------        -----------

    Total Stockholders' Equity                                                  21,952,892         21,000,104
                                                                               -----------        -----------

Total Liabilities and Stockholders' Equity                                    $ 33,772,307       $ 34,633,389
                                                                               ===========        ===========


See Notes to Condensed Consolidated Financial Statements




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
-------------------------------------------------------------------------------

                                                                Six months ended                 Three months ended
                                                                    June 30,                             June
                                                                ----------------                 ------------------
                                                              2004              2003           2004              2003
                                                              ----              ----           ----              ----

Revenues:
  Software and Related
    Systems and Services:
    General                                               $ 8,303,967      $ 8,261,681         $ 4,241,012      $ 4,314,720
    Maintenance Contract
      Services                                              3,968,908        3,487,205           2,051,682        1,773,651
                                                           ----------       ----------          ----------       ----------
    Total Software and Related
      Systems and Services                                 12,272,875       11,748,886           6,292,694        6,088,371

  Application Service Provider Services                       741,885              --              387,071              --

  Data Center Services                                        997,154          959,303             509,173          500,765
                                                           ----------       ----------          ----------       ----------
  Total Revenues                                           14,011,914       12,708,189           7,188,938        6,589,136
                                                           ----------       ----------          ----------       ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                                 3,837,309        5,185,140           1,864,033        2,707,032
    Maintenance Contract
      Services                                              1,992,255        1,739,901           1,006,781          873,775
                                                           ----------       ----------          ----------       ----------

    Total Software and Related
      Systems and Services                                  5,829,564        6,925,041           2,870,814        3,580,807

  Application Service Provider Services                       439,100              --              212,590              --

  Data Center Services                                        430,692          531,676             216,635          265,464
                                                           ----------       ----------          ----------       ----------

  Total Cost of Revenues                                    6,699,356        7,456,717           3,300,039        3,846,271
                                                           ----------       ----------          ----------       ----------

Gross Profit                                                7,312,558        5,251,472           3,888,899        2,742,865
                                                           ----------       ----------          ----------       ----------

Selling, General and
  Administrative Expenses                                   3,733,512        3,426,724            1,902,626       1,762,641
Research, Development and Maintenance                       2,379,779          943,027            1,339,880         432,590
                                                           ----------       ----------          -----------      ----------

  Total                                                     6,113,291        4,369,751            3,242,506       2,195,231
                                                           ----------       ----------          -----------      ----------

Operating Income                                            1,199,267          881,721              646,393         547,634

Interest and Other Income                                      64,952           30,628               33,312          18,325

Interest and Other Expense                                     77,365          101,837               35,781          59,632
                                                           ----------       ----------          -----------       ---------

Income before Income Tax Expense (Benefit)                  1,186,854          810,512              643,924         506,327

Income Tax Expense (Benefit)                                  369,000           18,000              151,000         (15,000)
                                                           ----------       -----------         -----------       ---------

  Net Income                                              $   817,854      $   792,512         $    492,924     $   521,327
                                                           ==========       ==========          ===========       =========

Earnings Per Share ("EPS") of Common Stock:
  Basic EPS                                               $       .15      $       .20         $        .09     $       .13
                                                           ==========       ==========          ===========      ==========

Weighted Average Number of Shares of
  Common Stock Outstanding                                  5,325,628        4,008,390            5,336,200       4,077,399
                                                           ==========       ==========          ===========      ==========

Diluted EPS                                               $       .15      $       .18         $        .09     $       .12
                                                           ==========       ==========          ===========      ==========

Weighted Average Number of Shares of
  Common Stock and Common Stock
  Equivalents Outstanding                                   5,557,748        4,377,111            5,562,471       4,416,714
                                                           ==========       ==========          ===========      ==========

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
-------------------------------------------------------------------------------

                                                           Six Months ended
                                                               June 30,
                                                         2004             2003
                                                         ----             ----
Operating Activities:
  Net Income                                         $   817,854    $   792,512
                                                      ----------     ----------

  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
    Depreciation and Amortization                        781,693        521,149
    Provision for Doubtful Accounts                     (122,733)        99,067
    Amortization of Warrants Issued for Services
      and Costs Related to Warrant Extension                 --          15,525
    Deferred Income Taxes                                295,000       (100,000)

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                 (869,824)       344,275
    Costs and Estimated Profits in
     Excess of Interim Billings                          278,782        994,438
    Other Current Assets                                 123,095        (41,822)
    Other Assets                                          14,796         22,511

 Increase [Decrease] in
  Accounts Payable                                      (224,875)      (565,723)
  Accrued Expenses                                      (277,964)       348,986
  Interim Billings in Excess of
    Costs and Estimated Profits                         (886,784)     1,300,656
  Deferred Revenue                                       168,558       (575,405)
  Deferred Rent Payable                                  272,598
                                                      ----------     ----------

 Total Adjustments                                      (447,658)     2,363,657
                                                      ----------     ----------

Net Cash Provided by Operating Activities                370,196      3,156,169
                                                      ----------     ----------

Investing Activities:
  Acquisition of Property and Equipment               (1,200,633)      (213,544)
  Capitalized Software Development                      (117,000)           --

  Net Cost of CareNet Acquisition                            --      (1,047,845)
  Net Cost of TxM Acquisition                            (16,263)           --
                                                      ----------     ----------
  Net Cash Used In Investing Activities               (1,333,896)    (1,261,389)
                                                      ----------     ----------

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
-------------------------------------------------------------------------------
                                                          Six Months ended
                                                              June 30,
                                                        2004             2003
                                                        ----             ----
Financing Activities:
  Payment of Capitalized Lease Obligations          $   (31,052)    $   (14,524)
  Net Proceeds from Stock Options Exercised             107,487         131,653
  Payments of Term Loan                                (333,330)       (249,996)
                                                     ----------      ----------

  Net Cash Used in Financing Activities                (256,895)       (132,867)
                                                     ----------      ----------

  Net (Decrease) Increase in Cash
    and Cash Equivalents                             (1,220,595)      1,761,913

  Cash and Cash Equivalents -
    Beginning of Period                              15,920,993       7,251,740
                                                     ----------      ----------

  Cash and Cash Equivalents -
    End of Period                                   $14,700,398     $ 9,013,653
                                                     ==========      ==========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $    79,662     $   103,825
    Income Taxes                                    $   173,149     $    97,709

Non Cash Investing and Financing Activities:
The fair value of the interest rate swap decreased by $27,447 for the six months ended June 30, 2004. The fair value of the interest rate swap decreased by $15,930 for the six months ended June 30, 2003.

During the six months ended June 30, 2004, the Company received 4,166 shares of its common stock as consideration for the exercise of certain stock options. The value of the shares received was $53,533, which was the market value of the common stock on the date of exercise.

During the six months ended June 30, 2004, the Company acquired for $250,000 TxM software and customer lists. The consideration consisted of $16,263 in cash and the assumption of $233,707 for certain liabilities of services to be performed in the future.


See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------




                                         Additional                  Accumulated
                                         ----------                  -----------
                                         Paid-in                     Comprehensive
                                         -------                     -------------
                                         Capital                     Loss                                                 Total
                                         -------                     ----                                                 -----
                      Common Stock       Common        Accumulated   Interest Rate  Comprehensive   Treasury Shares    Stockholders'
                      ------------       ------        -----------   -------------  -------------   ---------------    -------------
                    Shares     Amount    Stock           Deficit     Swap               Income    Shares      Amount      Equity
                    ------     -----     -----           ------      ----               ------    ------      ------      ------

Balance-
January 1, 2004     5,528,247  $55,282   $29,010,212  $(6,346,873)   $(59,068)       $    --      223,758  $(1,659,449) $21,000,104

Common Stock
Issued - Exercise
of Options             36,377      364       160,656          --          --              --          --           --       161,020

Change in Fair
Value of Interest
Rate Swap                 --       --            --           --       27,447        $ 27,447         --           --        27,447

Treasury Shares
from Cashless
Exercise of
Stock Options             --       --            --           --          --              --        4,166      (53,533)     (53,533)

Net Income                --       --            --       817,854         --          817,854         --           --       817,854
                                                                                      -------
                    ---------   -------   ----------   ----------     -------        $845,301     -------   ----------   ----------
                                                                                      =======
Balance -
June 30, 2004       5,564,624  $55,646   $29,170,868  $(5,529,019)   $(31,621)                    227,924  $(1,712,982) $21,952,892
                    =========   ======    ==========    =========      ======                     =======    =========   ==========


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


(2)  Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share:

                                                     Six Months Ended June 30,      Three Months Ended June 30,
                                                     ------------------------       ---------------------------
                                                       2004             2003          2004               2003
                                                       ----             ----          ----               ----

Numerator:
  Net income                                         $   817,854     $   792,512    $   492,924    $   521,327

Denominator:
  Weighted average shares                              5,325,628       4,008,390      5,336,200      4,077,399
                                                       ---------       ---------      ---------      ---------
  Effect of dilutive securities:
    Employee stock options                               232,120         354,722        226,271        337,527
    Stock warrants                                           --           13,999            --           1,788
                                                       ---------       ---------      ---------      ---------

    Dilutive potential common shares                     232,120         368,721        226,271        339,315
                                                       ---------       ---------      ---------      ---------

    Denominator for diluted earnings per
      share-adjusted weighted average shares
      after assumed conversions                        5,557,748       4,377,111      5,562,471      4,416,714
                                                       =========       =========      =========      =========

(3)  Stock Options and Similar Equity Instruments

At June 30, 2004, the Company had three stock-based employee compensation plans.
As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148,
"Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting
Standards Board Interpretation No. 44, "Accounting for Certain Transactions
Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                     Six Months Ended June 30,      Three Months Ended June 30,
                                                     -------------------------      ---------------------------
                                                       2004             2003          2004              2003
                                                       ----             ----          ----              ----


Net Income as Reported                                 $ 817,854      $ 792,512     $ 492,924           $ 521,327

Deduct:  Total stock-based employee
compensation expense determined under
fair value-based method for all awards, net
of related tax effect                                    361,967        298,624       266,885             162,223
                                                        --------       --------      --------            --------

Pro Forma Net Income                                   $ 455,887      $ 493,888     $ 226,039           $ 359,104
                                                        ========       ========      ========            ========

Basic Net Income Per Share as Reported                 $     .15      $     .20     $     .09           $     .13
                                                        ========       ========      ========            ========

Basic Pro Forma Net Income Per Share                   $     .09      $     .12     $     .04           $     .09
                                                        ========       ========      ========            ========


Diluted Net Income Per Share as Reported               $     .15      $     .18     $     .09           $     .12
                                                        ========       ========      ========            ========

Diluted Pro Forma Net Income Per Share                 $     .08      $     .11     $     .04           $     .08
                                                        ========       ========      ========            ========


The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:
                                                      Six Months Ended
                                                      ----------------
                                                         June 30,
                                                         --------
                                                      2004        2003
                                                      ----        ----
Expected Life (Years)                                   5           5
Interest Rate                                           4%          4%
Annual Rate of Dividends                                0%          0%
Volatility                                             68%         66%

The weighted average fair value of options at date of grant using the fair value based method during 2004 and 2003 is estimated at $3.95 and $2.34 respectively.

(4)  Income Taxes

The provision for income taxes for the period ended June 30, 2004, consists of a current tax provision of $74,000 and a deferred tax provision of approximately
$295,000. The deferred tax provision was $487,000 based upon utilization of available net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $192,000. The provision for income taxes for the period ending June 30, 2003, reflects a deferred tax provision of approximately $368,000, offset by a reduction in the deferred tax asset valuation allowance of the same amount. During the June 2003 period, the Company recognized an additional $100,000 benefit from its net operation loss carry forward.



(5)  Stockholders' Equity

During the six months ended June 30, 2004, options to purchase 36,377 shares were exercised and the Company received gross proceeds of $161,020. Included in the gross proceeds received from the exercise of options was the delivery of 4,166 shares of the Company's common stock, which were valued at $53,533, which was based upon the market price of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company's stock option plans.

Included in the above options exercised were 12,250 options owned by certain of the Company's officers and members of the Board of Directors, which were exercised on a cashless basis and represent all cashless exercises during the six months ended June 30, 2004.

During the six months ended June 30, 2004, the Company granted the following options, under the 2001 Long-Term Incentive Plan, to employees and certain members of its Board of Directors. For each issue of options granted, the price per share of each option was equal to the fair market value at the date of each grant in accordance with the terms of the 2001 Long-Term Incentive Plan. The options granted to date under the 2001 Long-Term Incentive Plan vest 50% after six months and 100% after one year.

               Number of Shares
               ----------------
               Underlying Options        Date of Grant      Price per Share
               ------------------        -------------      ---------------
                   1,500                 April 1, 2004          $13.29
                 299,280                 May 13, 2004           $ 8.49
                  95,975                 June 18, 2004          $ 8.20

(6)  Operating Segments

The Company currently classifies its operations into three business segments:
(1) Software and Related Systems and Services, (2) Data Center Services and (3)
Application Service Provider ("ASP") Services. Software and Related Systems and
Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions, including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. Data Center Services involves Company personnel performing data entry and data processing services for customers. Application
Service Provider Services involve the Company offerings of its Avatar suite of products, its CareNet products and InfoScribeR products on a virtual private network or internet delivery approach, thereby allowing its customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. ASP Services is a new segment established as a result of the CareNet acquisition in June 2003. Prior to the acquisition of Carenet, the Company's ASP operations were immaterial and were included in Software and Related Systems and Services. Intersegment sales and sales outside the United States are not material. Information concerning the Company's business segments are as follows:

                                           Software and                        Application
                                           ------------                        -----------
                                          Related Systems     Data Center   Service Provider
                                          ---------------     -----------   ----------------
                                           and Services        Services         Services      Consolidated
                                           ------------        --------         --------      ------------

Six Months Ended June 30,
-------------------------
2004
----
Revenue                                   $ 12,272,875        $   997,154     $   741,885     $ 14,011,914
Income before income taxes                     878,657            341,727         (33,530)       1,186,854
Total identifiable assets at
  June 30, 2004                             28,182,770          2,331,048       3,258,489       33,772,307



                                           Software and                        Application
                                           ------------                        -----------
                                          Related Systems     Data Center   Service Provider
                                          ---------------     -----------   ----------------
                                           and Services        Services         Services      Consolidated
                                           ------------        --------         --------      ------------

Six Months Ended June 30,
-------------------------
2003
----
Revenue                                   $ 11,748,886        $   959,303     $       --      $ 12,708,189
Income before income taxes                     624,427            186,085             --           810,512
Total identifiable assets at
  June 30, 2003                             23,039,800          1,839,081             --        24,878,881

Three Months Ended June 30, 2004
--------------------------------
Revenue                                   $  6,292,694        $   509,173     $   387,071     $  7,188,938
Income before income taxes                     469,290            178,300          (3,666)         643,924

Three Months Ended June 30, 2003
--------------------------------

Revenue                                   $  6,088,371        $   500,765     $       --      $  6,589,136
Income before income taxes                     395,263            111,064             --           506,327

(7)  Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.


(8)  Commitment and Contingencies

Effective April 1, 2004, the Company entered into revised employment agreements with Messrs. James L. Conway, Gerald O. Koop and Anthony F. Grisanti. The terms and conditions of the revised contracts are identical in all material respects to the previous contracts except that (i) the term of each individual's contract was extended by one year, so that Messrs. Conway and Grisanti's contracts will expire on December 31, 2006 and Mr. Koop's contract will expire on December 31, 2005 and (ii) the revised contracts do not provide for a five-year consulting period following each individual's respective term of employment during which such individual would have been entitled to compensation of $75,000 per year.

Effective April 1, 2004, the Company adopted an Executive Retirement,
Non-Competition and Consulting Plan which was subsequently amended August 5, 2004 effective April 1, 2004, pursuant to which, following their retirement, selected officers are required to provide a minimum amount of consulting days each month as well as agreeing to certain covenants not to compete. In consideration for these consulting services and the covenant not to compete, the selected officers will be entitled to receive a minimum payment of approximately
$85,000 per year for a period of six years. The annual payments are subject to 10% increases up to a maximum of $136,893 per year. Pursuant to the Executive
Retirement, Non-Competition and Consulting Plan, the selected officers are also entitled to receive health benefits for life, provided that there are no breaches of the covenants not to compete.

Mr. Phillip's employment contract expired on December 31, 2003 and he retired effective April 1, 2004. Pursuant to the terms of the Company's Executive
Retirement, Non-Competition and Consulting Plan, Mr. Phillips will receive
$85,000 per year for each of the next six years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our operations are grouped into three segments:
|X|      Software and Related Systems and Services
|X|      Data Center (service bureau) Services
|X|      Application Service Provider Services (ASP)

Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions, including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. Data Center Services involves our personnel performing data entry and data processing services for customers. Application Service Provider services involves us offering our Avatar suite of products, our CareNet products and InfoScribeR products on a virtual private network or internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. Prior to the acquisition of CareNet, our ASP operations were immaterial and were included in Software and Related Systems and Services.


Six Months Ended June 30, 2004 and 2003

Results of Operations

Fixed price software development contracts and licenses accounted for 35% and 47% of consolidated revenue for the six months ended June 30, 2004 and 2003, respectively. This decrease is the result of more labor revenue being generated on an as incurred basis, as well as a change in the overall mix of our revenue components. Our recurring revenue components, which include our maintenance contract services and our Data Center and ASP services, accounted for 41% of our consolidated revenue for the six months ended June 30, 2004. These same revenue components accounted for 35% of consolidated revenue for the six months ended June 30, 2003. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of costs and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue is affected. Our time spent on projects during the second half of the year can generally range from 1% to 10% less than time spent on projects during the first half of the year.

Our total revenue for the six months ended June 30, 2004 (the "June 2004 period") was $14,012,000, an increase of $1,304,000, or 10%, from our revenue for the six months ended June 30, 2003 (the "June 2003 period"), which was $12,708,000.

Revenue from contracts from state and local government agencies represented 48% of revenue in the June 2004 period and 61% of revenue in the June 2003 period. This decrease is the result of the substantial completion towards the end of 2003 of one state contract and two county contracts.


Software and Related Systems and Services

Our Software and Related Systems and Services revenue for the June 2004 period was $12,273,000, an increase of $524,000, or 4%, from our revenue for the June

2003 period, which was $11,749,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of revenue was turnkey systems labor revenue, which increased to $4,708,000 in the June 2004 period from $4,500,000 in the June 2003 period, reflecting a 5% increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. This increase was substantially the result of an increased staff working on turnkey labor contracts. Labor rate price changes from the June 2004 period to the June 2003 period resulted in a 4% increase in the average daily billing rate and accounted for approximately $84,000, or 40%, of the total turnkey systems labor increase. Revenue from third party hardware and software decreased to $2,045,000 in the June 2004 period, from $2,146,000 in the June 2003 period, which represents a decrease of 5%. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. During the June 2004 period, we did not sell and perform on as many contracts containing such third party items. License revenue decreased to $1,044,000 in the June 2004 period, from $1,245,000 in the June 2003 period reflecting a decrease of 16%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. The decrease was entirely in the second quarter due to the fact that during such period, we did not sell and perform on as many contracts containing license revenue as in the prior fiscal period. In addition, in order to encourage our existing customers to upgrade from our old product to our new Avatar product, we discounted the license fees to our existing clients. Maintenance revenue increased to $3,969,000 in the June 2004 period from $3,487,000 in the June 2003 period, reflecting an increase of 14%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division increased to $507,000 in the June 2004 period from $371,000 in the June 2003 period, reflecting an increase of 37%. This increase is the result of the introduction of our new Avatar Addictions Management product into the market place during the latter part of 2003. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased to $6,443,000 in the June 2004 period from $4,824,000 in the June 2003 period, reflecting an increase of 34%. Our gross margin percentage increased to 52% in the June 2004 period from 41% in the June 2003 period. Our gross margin percentage increased primarily as a result of improved margins on our turnkey labor revenue, which was the result of improved efficiency on our fixed price contracts.


Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue increased to $997,000 in the June 2004 period from $959,000 in the June 2003 period, representing an increase of $38,000, or 4%. This increase was due to an increase in the client base as well as increases in pricing.

Gross profit increased to $566,000 in the June 2004 period from $428,000 in the June 2003 period, reflecting an increase of 32%. Our gross margin percentage increased to 57% in the June 2004 period from 45% in the June 2003 period. This increase was the result of the increase in revenue as well as a reduction in costs of approximately $101,000. The cost reductions were in the area of payroll and fringe benefits in the amount of $22,000, bad debts in the amount of $15,000, support overhead in the amount of $37,000 and facility costs in the amount of $10,000.

Application Service Provider Services ("ASP")

Application Service Provider Services involves the offering of our Avatar suite of products, our CareNet products and our InfoScribeR products on a virtual private network or internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. This is the first year that we have accounted for ASP Services as a segment. This is the result of our acquisition of CareNet on June 25, 2003. Prior to that time, our ASP operations were immaterial.

Revenue for the June 2004 period was $742,000, which consisted of revenue from our CareNet operations of $391,000, revenue from our InfoScribeR operations of $111,000 and revenue from our Avatar ASP services operations of $240,000.

Gross profit for the June 2004 period was $303,000 and our gross margin percentage was 41%.


Operating Expenses

Selling, general and administrative expenses were $3,734,000 in the June 2004 period, reflecting an increase of $307,000, or 9%, from the $3,427,000 in the June 2003 period. The increases were: advertising and promotion, which increased by $57,000; trade show costs, which increased by $36,000; depreciation expense which increased by $178,000; amortization of the CareNet acquisition costs, which was $143,000 in the June 2004 period and not present in the June 2003 period; accounting costs, which increased by $39,000 and general insurance costs, which increased by $38,000. The cost increases were partially offset by reductions in: bad debt expense, which decreased by $115,000 and the provision for bonuses which decreased by $115,000.

We incurred research, development and maintenance expenses of $2,380,000 in the June 2004 period, an increase of 152% from the $943,000 in the June 2003 period. During 2004, we invested in infrastructure to improve the way we support our customers and products. These changes related to redirecting resources that were previously in the cost of goods sold area, where they performed actual program "bug" fixing procedures, to our research, development and maintenance area. These resources now perform product version control, which includes design, programming, testing, documentation and quality control of our products. These efforts accounted for a substantial increase in our research, development and maintenance expenses. The increase in research, development and maintenance expense is also the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules which addresses Federal reporting requirements, as well as continued investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $77,000 in the June 2004 period, a decrease of $24,000, or 24%, from the $102,000 in the June 2003 period. This decrease is the result of the completion of the amortization of the financing costs associated with our loan agreement, which was amortized over a three year period, as well as reduced borrowing during the June 2004 period under our loan with Fleet Bank. This decrease was partially offset by an increase in borrowing related to the promissory note issued to Shuttle Data Systems Corp. in connection with our acquisition of CareNet.

Interest income was $64,000 in the June 2004 period, an increase of $34,000, or 112%, from the $31,000 in the June 2003 period. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations and the proceeds of the exercise of options and warrants.

We have a net operating loss tax carry forward of approximately $5.3 million at June 30, 2004. In the June 2004 period, we recorded a current income tax expense of $74,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $295,000. The deferred tax provision was $487,000 based on utilization of net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $192,000.

As a result of the foregoing factors, in the June 2004 period we had net income of $818,000, or $.15 per share (basic and diluted). For the June 2003 period, we had net income of $793,000, or $.20 per share (basic) and $.18 per share (diluted).

Three Months Ended June 30, 2004 and 2003

Results of Operations

Fixed price software development contracts and licenses accounted for 37% and 46% of consolidated revenue for the three months ended June 30, 2004 and 2003, respectively. This decrease is the result of more labor revenue being generated on an as incurred basis, as well as a change in the overall mix of our revenue components. Our recurring revenue components, which include our maintenance contract services and our Data Center and ASP services, accounted for 41% of our consolidated revenue for the three months ended June 30, 2004. These same revenue components accounted for 35% of consolidated revenue for the three months ended June 30, 2003. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue is affected. Our time spent on projects during the second half of the year can generally range from 1% to 10% less than time spent on projects during the first half of the year.

Our total revenue for the three months ended June 30, 2004 (the "June 2004 quarter") was $7,189,000, an increase of $213,000, or 9%, from our revenue for the three months ended June 30, 2003 (the "June 2003 quarter"), which was $6,589,000.

Revenue from contracts from state and local government agencies represented 48% of revenue in the June 2004 quarter and 61% of revenue in the June 2003 quarter. This decrease is the result of the substantial completion towards the end of 2003 of one state contract and two county contracts.


Software and Related Systems and Services

Our Software and Related Systems and Services revenue for the June 2004 quarter was $6,293,000, an increase of $204,000, or 3%, from our revenue for the June 2003 quarter, which was $6,088,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of revenue was turnkey systems labor revenue, which increased to $2,442,000 in the June 2004 quarter from $2,282,000 in the June 2003 quarter, reflecting a 7% increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. This increase was substantially the result of an increased staff working on turnkey labor contracts. Labor rate price changes from the June 2004 quarter to the June 2003 quarter resulted in a 3% increase in the average daily billing rate and accounted for approximately $41,000, or 25%, of the total turnkey systems labor increase. Revenue from third party hardware and software decreased to $1,164,000 in the June 2004 quarter, from $1,167,000 in the June 2003 quarter, which represents a decrease of less than 1%. Sales of third party hardware and software, such as pharmacy and data base software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. License revenue decreased to $414,000 in the June 2004 quarter from $650,000 in the June 2003 quarter, reflecting a decrease of 36%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. During the June 2004 quarter we did not sell and perform on as many contracts containing license revenue as in the June 2003 quarter. In addition, in order to encourage our existing customers to upgrade from our old product to our new Avatar product we discounted the license fees to our existing clients. Maintenance revenue increased to $2,052,000 in the June 2004 quarter, from $1,774,000 in the June 2003 quarter, reflecting an increase of 16%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division increased to $220,000 in the June 2004 quarter, from $216,000 in the June 2003 quarter, reflecting an increase of 2%. This increase is the result of the introduction of our new Avatar AM product into the market place during the latter part of 2003. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased to $3,422,000 in the June 2004 quarter from $2,508,000 in the June 2003 quarter, reflecting an increase of 36%. Our gross margin percentage increased to 54% in the June 2004 quarter from 41% in the June 2003 quarter. Our gross margin percentage increased primarily as a result of improved margins on our turnkey labor revenue, which was the result of improved efficiency on our fixed price contracts.


Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue increased to $509,000 in the June 2004 quarter, from $501,000 in the June 2003 quarter, representing an increase of $8,000, or 2%. This increase was due to increases in pricing.

Gross profit increased to $293,000 in the June 2004 quarter from $235,000 in the June 2003 quarter, reflecting an increase of 24%. Our gross margin percentage increased to 57% in the June 2004 quarter from 47% in the June 2003 quarter. This increase was the result of a reduction in costs of approximately $49,000. The costs reductions were in the area of payroll and fringe benefits in the amount of $15,000, bad debts in the amount of $8,000, support overhead in the amount of $16,000 and facility costs in the amount of $7,000.


Application Service Provider Services ("ASP")

Application Service Provider Services involves the offering of our Avatar suite of products, our CareNet products and our InfoScribeR products on a virtual private network or internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. This is the first year that we have accounted for ASP Services as a segment. This is the result of our acquisition of CareNet on June 25, 2003. Prior to that time, our ASP operations were immaterial.

Revenue for the June 2004 quarter was $387,000, which consisted of revenue from our CareNet operations of $207,000, revenue from our InfoScribeR operations of $53,000 and revenue from our Avatar ASP services operations of $127,000.

Gross profit for the June 2004 quarter was $174,000 and our gross margin percentage was 45%.

Operating Expenses

Selling, general and administrative expenses were $1,903,000 in the June 2004 quarter, reflecting an increase of $140,000, or 8%, from the $1,763,000 in the June 2003 quarter. The increases were: commissions, which increased by $81,000; depreciation expense which increased by $82,000; amortization of the CareNet acquisition costs, which was $73,000 in the June 2004 quarter and not present in the June 2003 quarter; accounting costs, which increased by $38,000; investor relations cost which increased by $24,000 and general insurance cost, which increased by $19,000. The cost increases were partially offset by reductions in: bad debt expense, which decreased by $42,000; other taxes which decreased by $34,000 and the provision for bonuses which decreased by $94,000.

We incurred research, development and maintenance expenses of $1,340,000 in the June 2004 quarter, an increase of 210% from the $433,000 in the June 2003 quarter. During 2004, we invested in infrastructure to improve the way we support our customers and products. These changes related to redirecting resources that were previously in the cost of goods sold area, where they performed actual program "bug" fixing procedures, to our research, development and maintenance area. These resources now perform product version control, which includes design, programming, testing, documentation and quality control of our products. These efforts accounted for a substantial increase in our research, development and maintenance expenses. The increase in research, development and maintenance expense is also the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules which addresses Federal reporting requirements, as well as continued investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $36,000 in the June 2004 quarter, a decrease of $33,000, or 48%, from the $60,000 in the June 2003 quarter. This decrease is the result of the completion of the amortization of the financing costs associated with our loan agreement, which was amortized over a three year period, as well as reduced borrowing during the June 2004 quarter under our loan with Fleet Bank. This decrease was partially offset by an increase in borrowing related to the promissory note issued to Shuttle Data Systems Corp. in connection with our acquisition of CareNet.

Interest income was $33,000 in the June 2004 quarter, an increase of $15,000, or 82%, from the $18,000 in the June 2003 quarter. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations and the proceeds of the exercise of options and warrants.

We have a net operating loss tax carry forward of approximately $5.3 million at June 30, 2004. In the June 2004 quarter, we recorded a current income tax expense of $43,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $108,000. The deferred tax provision was $248,000 based on utilization of net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $140,000.

As a result of the foregoing factors, in the June 2004 quarter we had net income of $493,000, or $.09 per share (basic and diluted). For the June 2003 quarter, we had net income of $521,000, or $.13 per share (basic) and $.12 per share (diluted).


Liquidity and Capital Resources

We had working capital of approximately $15.6 million at June 30, 2004 as compared to working capital of approximately $14.7 million at December 31, 2003. This increase of approximately $900,000 in working capital was the result of the following: our net income, after adding back depreciation and amortization and adjusting for the change in the current portion of the deferred tax asset, increased working capital by $1,745,000. The increase in working capital also included $107,000 in net proceeds from the exercise of our stock options. These increases were partially offset by an investment in capitalized software of $117,000, by an additional $493,000 for the acquisition of equipment and by $233,000 for the acquisition of certain software and customer lists. The remaining decrease in working capital of $95,000 was due to changes in other current assets and liabilities.

In June 2001, we entered into a revolving credit and term loan agreement with Fleet Bank ("Fleet"). This financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. The $1.5 million line of credit expired in June 2003. We did not utilize this line of credit during its duration. The current term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with Fleet for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.95% in order to reduce the interest rate risk associated with these borrowings. We have made principal payments on the $2.5 million term loan and the amount outstanding at June 30, 2004 is $1.0 million.

The terms of our term loan agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of June 30, 2004, we were in compliance with the financial covenants of this agreement. We are currently exploring our options with Fleet, relating to the possible increase in the amount of the term loan to be used primarily for acquisitions.

On February 27, 2003, our Board of Directors authorized the purchase of up to $100,000 of our common stock at any time the market price is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. We expect to fund any stock repurchases from our operating cash flow. As of June 30, 2004, we have not made any stock repurchases.

In June 2003, we acquired substantially all of the assets of the CareNet segment of Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. The total purchase price included, among other consideration, a three year promissory note in the principal amount of $500,000 payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1%. We have made the required principal and interest payments on the note and the principal amount outstanding at June 30, 2004 is $333,000.

In the June 2004 period, we incurred capitalized software development costs of $117,000 relating to our RAD Plus 2004 product.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash, our securities, or a combination of cash and securities. If we fail to make any acquisitions our future growth will be limited to only internal growth. As of the date of this Form 10-Q quarterly report, we did not have any formal or informal agreements or understandings with respect to any material acquisitions, and we cannot give any assurance that we will be able to complete any material acquisitions.

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


Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes, as of June 30, 2004, our obligations and commitments to make future payments under debt, capital leases and operating leases:


     Contractual Obligations              Payments Due by Period
     -----------------------              ----------------------
                                          Total        Less than   1 - 3 years   4 - 5 years   Over 5 years
                                          -----        ---------   -----------   -----------   ------------
                                                        1 year
                                                        ------


Long Term Debt(1)                        1,333,357      666,667      666,690            --            --

Capital Lease Obligations(2)               116,346       61,953       54,393            --            --

Operating Leases(3)                      6,394,953      508,999    1,166,041      1,218,725     3,501,188

Total Contractual Cash Obligations       7,844,656    1,237,619    1,887,124      1,218,725     3,501,188


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

         Revenue Recognition
         Capitalized Software Development Costs
         Impairment of Customer Lists

Revenue Recognition: Revenue associated with fixed price turnkey sales consists of the following components: licensing of software, labor associated with the installation and implementation of the software; and maintenance services rendered in connection with such licensing activities. Revenue from fixed price software development contracts and revenue under license agreements, which require significant modification of the software package to the customer's specifications, are recognized utilizing the estimated percentage-of-completion method which uses the units-of-work-performed method to measure progress towards completion. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. We also derive revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. Consulting revenue is recognized when the services are rendered. Data Center revenue and Application Service Provider revenue are recognized in the period in which the services are provided. The above sources of revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

Contract terms often provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.

Deferred revenue represents revenue billed and collected but not yet earned.

The cost of maintenance revenue, which consists solely of staff payroll and applicable overhead, is expensed as incurred.


Capitalized Software Development Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility and ends upon its availability for general release to customers. Technological feasibility for our computer software products is generally based upon achievement of a detail program design free of high risk development issues. The Company capitalizes only those costs directly attributable to the development of the software. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility these costs are expensed as incurred and included in research, development and maintenance. Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in research, development and maintenance. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products range from 3 to 8 years.

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


Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described below and those risks discussed from time to time in our Form 10-K annual report for the year ended December 31, 2003, including the risks described under "Risk Factors" and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.


Risk Factors

Intellectual Property Rights

We defend our intellectual property rights, but unlicensed copying and use of software and intellectual property rights may result in a loss of revenue to us.

General Economic and Geo-Political Risks

Softness in healthcare information technology spending or other changes in general economic conditions that affect demand for computer software could adversely affect our revenue. Terrorist activity and armed conflict pose the additional risk of general economic disruption. These conditions lend additional uncertainty to the timing and budget for technology investment decisions by our customers.

Competition

We continue to experience intensive competition across all markets for our products and services. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins and operating income.

Technology

Our success depends upon our ability to develop new products and enhance our existing products. Rapid technological advances in hardware and software development, evolving standards in computer hardware, software technology and communications infrastructure, changing customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve our existing products and continue to introduce new products and services. If we are unable to develop new products or adapt our current products to run on new or popular operating systems, if we are unable to enhance and improve our products successfully in a timely manner, or if we fail to position and/or price our products to meet market demand, customers may not buy new software licenses and our business and operating results will be adversely affected. If our enhancement to existing products does not deliver the functionality that our customer base demands, our customers may not renew product support and our business and operating results will be adversely affected. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities as they arise in emerging areas. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. Finally, while customers make first-time buying decisions based on the products, many make future license and support buying decisions based upon the quality of the support offering. If we do not continue to enhance our support services our renewal rates for product support may decline, which would adversely affect our operating results.

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

Stock Option Fair Value Method

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share. There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the first six months of fiscal 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net income would have been reduced by approximately $362,000. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, future laws or regulations could require us to treat all stock-based compensation as an expense using the fair value method.

Business Disruptions

Business disruptions could adversely affect our future operating results. Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services.

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

Most of our cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If short-term market interest rates decrease by 10% from the levels at June 30, 2004, the effect on our net income would be a decrease of approximately $12,000 per year.


Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Form 10-Q, as required by Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to insure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected.



Part II  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On May 13, 2004 we held our 2004 annual meeting of stockholders.

The following individuals were elected as directors:

Name                                        Votes For                  Withheld
James L. Conway                             4,657,486                    10,433
John F. Phillips                            4,657,486                    10,433
Gerald O. Koop                              4,657,486                    10,433
Joseph G. Sicinski                          3,832,152                  835,767
Francis Calcagno                            3,832,152                  835,767
John S.T. Gallagher                         3,832,152                  835,767
Yacov Shamash                               4,657,486                    10,443

The following proposals were approved as follows:

                                                 Votes For        Votes Against       Abstain       Broker Non Votes

Proposal to increase the number
of shares available under the Company's
2001 Long-Term Incentive Plan                    2,289,790           195,139            9,230       2,671,473

Approval of the 2001 Long Term
Incentive Plan                                   2,325,538           157,873           10,748       2,671,473

Approval of the selection of
Marcum & Kliegman LLP as the
company's independent certified
accountants for 2004                             3,551,079         1,106,822          10,018


Item 6.                                        Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit No.      Description
         -----------      -----------
         10               All material contracts.
                          10.1  Executive Retirement, Non Competition and
                          Consulting Plan (As Amended).
         31.1             Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2             Certification of Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.
         32               Certification of Chief Executive Officer and Chief
                          Financial Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002.


(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NETSMART TECHNOLOGIES, INC.



/s/James L. Conway             Chief Executive Officer         August 9, 2004
-----------------------        (Principal Executive Officer)
James L. Conway



/s/Anthony F. Grisanti          Chief Financial Officer         August 9, 2004
-----------------------         (Principal Financial and
Anthony F. Grisanti             Accounting Officer)

                                Index of Exhibits
                                -----------------



Exhibit No.        Description
-----------        -----------

10                 All material contracts.
                   10.1 Executive Retirement, Non Competition and Consulting Plan (As Amended).
31.1               Certification of Chief Executive Officer pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.
31.2               Certification of Chief Financial Officer pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C.ss.1350 as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.