Form 10-Q
period 2004-09-30
NETSMART TECHNOLOGIES INC
filed 2004-11-01
CIK 1011028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2004
                         Commission File Number 0-21177

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

Yes  X         No__
    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  __ No  X
           ---


Number of shares of common stock outstanding as of October 15, 2004:  5,338,700
                                                                      =========

Netsmart Technologies, Inc. and Subsidiary

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                            Page
                                                                          ----


Condensed Consolidated Balance Sheets - September 30, 2004 (Unaudited)
 and December 31, 2003                                                     1-2

Condensed Consolidated Statements of Income - (Unaudited)
 Nine Months Ended September 30, 2004 and 2003 and Three Months
 Ended September 30, 2004 and 2003                                          3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
 Nine Months Ended September 30, 2004 and 2003                             4-5

Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)
 Nine Months Ended September 30, 2004                                       6

Notes to Condensed Consolidated Financial Statements                       7-11

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                            12-24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         25

Item 4.  Controls and Procedures                                            25

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   26

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                   September 30,    December 31,
                                                   ------------     -----------
                                                       2004            2003
                                                       ----            ----
                                                    Unaudited
                                                    ---------

Assets:
Current Assets:
        Cash and Cash Equivalents                    $16,505,978   $15,920,993
        Accounts Receivable - Net                      9,247,427     8,004,481
        Costs and Estimated Profits in Excess
          of Interim Billings                          1,650,186     1,817,135
        Deferred taxes                                   918,000       918,000
        Other Current Assets                             301,245       541,458
                                                      ----------    ----------

        Total Current Assets                          28,622,836    27,202,067
                                                      ----------    ----------

Property and Equipment - Net                           2,690,328     2,591,758
                                                      ----------    ----------

Other Assets:
        Software Development Costs - Net               1,219,073     1,087,116
        Customer Lists - Net                           2,332,031     2,701,751
        Deferred taxes less current portion              882,000       882,000
        Other Assets                                      89,846       168,697
                                                      ----------    ----------

Total Other Assets                                     4,522,950     4,839,564
                                                      ----------    ----------

Total Assets                                         $35,836,114   $34,633,389
                                                      ==========    ==========



See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                    September 30,     December 31,
                                                                    -------------     ------------
                                                                        2004              2003
                                                                        ----              ----
                                                                     Unaudited
                                                                     ---------

Liabilities and Stockholders' Equity:
Current Liabilities:
        Current Portion - Long Term Debt                            $    666,667    $    666,667
        Current Portion Capital Lease Obligations                         63,189          61,416
        Accounts Payable                                               1,936,457       1,329,765
        Accrued Expenses                                               1,131,048       2,295,454
        Interim Billings in Excess of Costs and Estimated
          Profits                                                      6,970,837       7,263,285
        Deferred Revenue                                               1,026,092         871,628
                                                                      ----------      ----------

        Total Current Liabilities                                     11,794,290      12,488,215
                                                                      ----------      ----------

        Long Term Debt - Less current portion                            500,026       1,000,020
        Capital Lease Obligations - Less current portion                  38,125          85,982
        Interest Rate Swap at Fair Value                                  24,431          59,068
        Deferred Rent Payable                                            419,507             --
                                                                      ----------      ----------

        Total Non Current Liabilities                                    982,089       1,145,070
                                                                      ----------      ----------

Commitments and Contingencies

Stockholders' Equity:
        Preferred Stock - $.01 Par Value, 3,000,000
          Shares Authorized; None issued and outstanding                     --              --

        Common Stock - $.01 Par Value; Authorized
          15,000,000 Shares; Issued and outstanding
          5,566,624 and 5,338,700 shares at
          September 30, 2004 and 5,528,247 and 5,304,489
          shares at December 31, 2003                                     55,666          55,282

        Additional Paid in Capital                                    29,637,323      29,010,212
        Accumulated Comprehensive loss - Interest Rate Swap              (24,431)        (59,068)
        Accumulated Deficit                                           (4,895,841)     (6,346,873)
                                                                      ----------      -----------
                                                                      24,772,717      22,659,553
        Less:  cost of shares of Common Stock held
          in treasury - 227,924 shares at September 30, 2004
          and 223,758 at December 31, 2003                            (1,712,982)     (1,659,449)
                                                                      ----------      -----------

        Total Stockholders' Equity                                    23,059,735      21,000,104
                                                                      ----------      ----------

Total Liabilities and Stockholders' Equity                          $ 35,836,114    $ 34,633,389
                                                                      ==========      ==========


See Notes to Condensed Consolidated Financial Statements


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
-------------------------------------------------------------------------------

                                                  Nine months ended               Three months ended
                                                    September 30,                    September 30
                                               ----------------------           ---------------------
                                               2004              2003           2004              2003
                                               ----              ----           ----              ----

Revenues:
  Software and Related
    Systems and Services:
    General                                    $12,638,623    $12,771,454       $  4,334,656   $  4,509,773
    Maintenance Contract
      Services                                   6,101,765      5,283,395          2,132,857      1,796,190
                                                ----------     ----------         ----------     ----------
    Total Software and Related
      Systems and Services                      18,740,388     18,054,849          6,467,513      6,305,963

  Application Service Provider Services          1,167,297        289,228            425,412        289,228

  Data Center Services                           1,525,048      1,471,785            527,894        512,482
                                                ----------     ----------         ----------     ----------

  Total Revenues                                21,432,733     19,815,862          7,420,819      7,107,673
                                                ----------     ----------         ----------     ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                      5,795,270      7,703,205          1,957,961      2,518,065
    Maintenance Contract
      Services                                   3,065,395      2,600,031          1,073,140        860,130
                                                ----------     ----------         ----------     ----------

    Total Software and Related
      Systems and Services                       8,860,665     10,303,236          3,031,101      3,378,195

  Application Service Provider Services            683,637        190,295            244,537        190,295

  Data Center Services                             645,490        793,741            214,798        262,065
                                                ----------     ----------         ----------      ---------

  Total Cost of Revenues                        10,189,792     11,287,272          3,490,436      3,830,555
                                                ----------     ----------         ----------     ----------

Gross Profit                                    11,242,941      8,528,590          3,930,383      3,277,118
                                                ----------     ----------         ----------     ----------

Selling, General and
  Administrative Expenses                        5,617,963      5,371,960          1,884,451      1,945,236
Research, Development and Maintenance            3,600,334      1,509,377          1,220,555        566,350
                                                ----------     ----------         ----------     ----------

  Total                                          9,218,297      6,881,337          3,105,006      2,511,586
                                                ----------     ----------         ----------     ----------

Operating Income                                 2,024,644      1,647,253            825,377        765,532

Interest and Other Income                           93,526         52,409             28,574         21,781

Interest and Other Expense                        (104,138)      (150,991)           (26,773)       (49,154)
                                                ----------     ----------         ----------     ----------

Income before Income Tax Expense (Benefit)       2,014,032      1,548,671            827,178        738,159

Income Tax Expense (Benefit)                       563,000       (790,000)           194,000       (808,000)
                                                ----------     ----------         ----------     ----------

  Net Income                                   $ 1,451,032    $ 2,338,671       $    633,178   $  1,546,159
                                                ==========     ==========         ==========     ==========

Earnings Per Share ("EPS") of Common Stock:
  Basic EPS                                    $       .27    $       .56       $        .12   $        .34
                                                ==========     ==========         ==========     ==========

Weighted Average Number of Shares of
  Common Stock Outstanding                       5,329,549      4,159,740          5,338,700     4,512,891
                                                ==========     ==========         ==========    ==========

Diluted EPS                                    $       .26    $       .52       $        .11   $       .33
                                                ==========     ==========         ==========    ==========

Weighted Average Number of Shares of
  Common Stock and Common Stock
  Equivalents Outstanding                        5,544,614      4,468,963          5,547,848     4,706,257
                                                ==========     ==========         ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
-------------------------------------------------------------------------------


                                                         Nine Months ended
                                                           September 30,
                                                      2004              2003
                                                      ----              ----
Operating Activities:
  Net Income                                        $ 1,451,032    $ 2,338,671
                                                     ----------     ----------

  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
    Depreciation and Amortization                     1,193,915        870,298
    Provision for Doubtful Accounts                      64,000        125,000
    Amortization of Warrants Issued for Services
      and Costs Related to Warrant Extension                --          20,736
    Deferred Income Taxes                               462,000       (900,000)

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                              (1,306,946)       692,748
    Costs and Estimated Profits in
     Excess of Interim Billings                         166,949      1,318,397
    Other Current Assets                                240,213       (313,319)
    Other Assets                                         43,851         33,768

 Increase [Decrease] in
  Accounts Payable                                      606,692       (317,103)
  Accrued Expenses                                     (457,125)       551,234
  Interim Billings in Excess of
    Costs and Estimated Profits                        (526,155)       600,795
  Deferred Revenue                                      154,464       (362,117)
  Deferred Rent Payable                                 419,507            --
                                                     ----------     ----------

 Total Adjustments                                    1,061,365      2,320,437
                                                     ----------     ----------

Net Cash Provided by Operating Activities             2,512,397      4,659,108
                                                     ----------     ----------

Investing Activities:
  Acquisition of Property and Equipment              (1,292,033)      (356,221)
  Capitalized Software Development                     (185,000)           --

  Net Cost of CareNet Acquisition                           --      (1,047,845)
  Net Cost of TxM Acquisition                           (16,263)           --
                                                     ----------     ----------
  Net Cash Used In Investing Activities              (1,493,296)    (1,404,066)
                                                     ----------     ----------


See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
-------------------------------------------------------------------------------

                                                              Nine Months ended
                                                                September 30,
                                                           2004               2003
                                                           ----               ----

Financing Activities:
  Payment of Capitalized Lease Obligations              $    (46,084)   $    (30,922)
  Net Proceeds from Stock Options Exercised                  111,962       2,134,766
  Payments of Term Loan                                     (499,994)       (416,661)
  Dividend Paid                                                  --         (441,447)
                                                         -----------     -----------

  Net Cash (Used in) Provided by Financing Activities       (434,116)      1,245,736
                                                         -----------     -----------

  Net Increase in Cash
    and Cash Equivalents                                     584,985       4,500,778

  Cash and Cash Equivalents -
    Beginning of Period                                   15,920,993       7,251,740
                                                         -----------     -----------

  Cash and Cash Equivalents -
    End of Period                                       $ 16,505,978    $ 11,752,518
                                                         ===========     ===========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                            $    107,050    $    153,780
    Income Taxes                                        $    220,520    $     99,587

Non Cash Investing and Financing Activities:
The fair value of the interest rate swap decreased by $34,637 for the nine months ended September 30, 2004. The fair value of the interest rate swap decreased by $32,631 for the nine months ended September 30, 2003.

During the nine months ended September 30, 2004, the Company received 4,166 shares of its common stock as consideration for the exercise of certain stock options. The value of the shares received was $53,533, which was the market value of the common stock on the date of exercise.

During the nine months ended September 30, 2004, the Company acquired for $250,000 TxM software and customer lists. The consideration consisted of $16,263 in cash and the assumption of $233,707 for certain liabilities for services to be performed in the future.


See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                         Additional                  Accumulated
                                         ----------                  -----------
                                         Paid-in                     Comprehensive
                                         -------                     -------------
                                         Capital                     Loss                                                 Total
                                         -------                     ----                                                 -----
                      Common Stock       Common        Accumulated   Interest Rate  Comprehensive   Treasury Shares    Stockholders'
                      ------------       ------        -----------   -------------  -------------   ---------------    -------------
                    Shares     Amount    Stock           Deficit     Swap               Income    Shares      Amount      Equity
                    ------     -----     -----           ------      ----               ------    ------      ------      ------

Balance-
January 1, 2004     5,528,247  $55,282   $29,010,212  $(6,346,873)   $(59,068)     $      --      223,758  $(1,659,449) $21,000,104

Common Stock
Issued - Exercise
of Options             36,377      364       165,111          --          --              --          --           --       165,495

Change in Fair
Value of Interest
Rate Swap                 --       --            --           --       34,637      $   34,637         --           --        34,637

Treasury Shares
from Cashless
Exercise of
Stock Options             --       --            --           --          --              --        4,166      (53,533)     (53,533)

Change in Deferred
Tax Asset
Valuation                 --       --        462,000          --          --              --          --           --       462,000

Net Income                --       --            --     1,451,032         --        1,451,032         --           --     1,451,032
                                                                                    ---------
                                                                                   $1,485,669
                    ---------   ------    ----------    ---------      ------       =========     -------    --------    ----------
Balance -
September 30, 2004  5,566,624  $55,666   $29,637,323  $(4,895,841)   $(24,431)                    227,924  $(1,712,982) $23,059,735
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

These unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.


(2)  Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share:

                                    Nine Months Ended September 30,       Three Months Ended September 30,
                                    ------------------------------        --------------------------------
                                        2004              2003                2004            2003
                                        ----              ----                ----            ----


Numerator:
  Net income                           $1,451,032      $2,338,671         $  633,178        $1,546,159

Denominator:
  Weighted average shares               5,329,549       4,159,740          5,338,700         4,512,891
                                        ---------       ---------          ---------         ---------
  Effect of dilutive securities:
    Employee stock options                215,065         307,086            209,148           193,366
    Stock warrants                            --            2,137                --                --
                                        ---------       ---------          ---------         ---------
    Dilutive potential common shares      215,065         309,223            209,148           193,366
                                        ---------       ---------          ---------         ---------

    Denominator for diluted earnings
      per share-adjusted weighted
      average shares after assumed
      conversions                       5,544,614       4,468,963          5,547,848         4,706,257
                                        =========       =========          =========         =========

Options to purchase 300,780 shares of the company's common stock that were outstanding as of September 30, 2004 were not included in the calculation of diluted earnings per share for the three months ended September 30, 2004 since such inclusion would have been antidilutive.


(3)  Stock Options and Similar Equity Instruments

At September 30, 2004, the Company had three stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standards ("SFAS")


No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based
Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for
Stock Issued to Employees", and related interpretations including Financial
Accounting Standards Board Interpretation No. 44, "Accounting for Certain
Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                          Nine Months Ended September 30,       Three Months Ended September 30,
                                          ------------------------------        --------------------------------
                                             2004                 2003             2004                2003
                                             ----                 ----             ----                ----


Net Income as Reported                    $1,451,032           $2,338,671        $   633,178         $1,546,159

Deduct:  Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax effect        738,048              573,649            376,081            275,025
                                           ---------            ---------         ----------          ---------

Pro Forma Net Income                      $  712,984           $1,765,022        $   257,097         $1,271,134
                                           =========            =========         ==========          =========

Basic Net Income Per Share as Reported    $      .27           $      .56        $       .12         $      .34
                                           =========            =========         ==========          =========

Basic Pro Forma Net Income Per Share      $      .13           $      .42        $       .05         $      .28
                                           =========            =========         ==========          =========

Diluted Net Income Per Share as Reported  $      .26           $      .52        $       .11         $      .33
                                           =========            =========         ==========          =========

Diluted Pro Forma Net Income Per Share    $      .13           $      .39        $       .05         $      .27
                                           =========            =========         ==========          =========

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:
                                                         Nine Months Ended
                                                           September 30,
                                                        2004            2003
                                                        ----            ----
Expected Life (Years)                                      5            5.04
Interest Rate                                              4%              4%
Annual Rate of Dividends                                   0%              0%
Volatility                                                68%             66%

The weighted average fair value of options at date of grant using the fair value based method during 2004 and 2003 is estimated at $3.95 and $2.38 respectively.


(4)  Income Taxes

The provision for income taxes for the nine months ended September 30, 2004, consists of a current tax provision of $101,000 and a deferred tax provision of approximately $462,000. The deferred tax provision was $801,000 based upon utilization of available net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $339,000. Included in the deferred tax provision was a credit to Additional Paid in Capital in the amount of $462,000, which is related to a component of the net operating loss carry forwards created as a result of deductions arising from the exercise of options and warrants. The provision for income taxes for the nine months ending September 30, 2003, reflects a deferred tax provision of approximately $780,000, offset by a reduction in the deferred tax asset valuation allowance of the same amount. During the nine months ended September 2003, the Company recognized an additional $900,000 benefit from its net operation loss carry forward.


(5)  Stockholders' Equity

During the nine months ended September 30, 2004, options to purchase 38,377 shares were exercised and the Company received gross proceeds of $165,495. Included in the gross proceeds received from the exercise of options was the delivery of 4,166 shares of the Company's common stock, which were valued at $53,533, which was based upon the market price of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company's stock option plans.

Included in the above options exercised were 12,250 options owned by certain of the Company's officers and members of the Board of Directors, which were exercised on a cashless basis and represent all cashless exercises during the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, the Company granted the following options, under the 2001 Long-Term Incentive Plan, to employees and certain members of its Board of Directors. For each issue of options granted, the price per share of each option was equal to the fair market value at the date of each grant in accordance with the terms of the 2001 Long-Term Incentive Plan. The options granted to date under the 2001 Long-Term Incentive Plan vest 50% after six months and 100% after one year.

           Number of Shares
           Underlying Options           Date of Grant        Price per Share
           -------------------          -------------        ---------------
                   1,500                April 1, 2004            $13.29
                 299,280                May 13, 2004             $ 8.49
                  95,975                June 18, 2004            $ 8.20


(6)  Operating Segments

The Company currently classifies its operations into three business segments:
(1) Software and Related Systems and Services, (2) Data Center Services and (3) Application Service Provider ("ASP") Services. Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions, including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. Data Center Services involves Company personnel performing data entry and data processing services for customers. ASP Services involve the Company offerings of its Avatar suite of products, its CareNet products and InfoScribeR products on a virtual private network or internet delivery approach, thereby allowing its customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. ASP Services is a new segment established as a result of the CareNet acquisition in June 2003. Prior to the acquisition of Carenet, the Company's ASP operations were immaterial and were included in Software and Related Systems and Services. Intersegment sales and sales outside the United States are not material. Information concerning the Company's business segments are as follows:






                                            Software and                      Application
                                            ------------                      -----------
                                          Related Systems    Data Center    Service Provider
                                          ---------------    -----------    ----------------
                                            and Services       Services         Services        Consolidated
                                            ------------       --------         --------        ------------

Nine Months Ended September 30, 2004
------------------------------------
Revenue                                    $18,740,388      $ 1,525,048      $ 1,167,297         $21,432,733
Income before income taxes                   1,491,204          547,163          (24,335)          2,014,032
Total identifiable assets at
  September 30, 2004                        30,021,788        2,456,000        3,358,326          35,836,114

Nine Months Ended September 30, 2003
------------------------------------
Revenue                                    $18,054,849      $ 1,471,785      $   289,228         $19,815,862
Income before income taxes                   1,186,233          328,338           34,100           1,548,671
Total identifiable assets at
  September 30, 2003                        23,469,145        1,931,050        2,231,812          27,632,007

Three Months Ended September 30, 2004
-------------------------------------
Revenue                                    $ 6,467,513      $   527,894      $   425,412         $ 7,420,819
Income before income taxes                     612,547          205,436            9,195             827,178

Three Months Ended September 30, 2003
-------------------------------------
Revenue                                    $ 6,305,963      $   512,482      $   289,228         $ 7,107,673
Income before income taxes                     561,806          142,253           34,100             738,159


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

Effective April 1, 2004, the Company adopted an Executive Retirement,
Non-Competition and Consulting Plan which was subsequently amended August 5, 2004 effective April 1, 2004, pursuant to which, following their retirement, selected officers will be entitled to receive a minimum payment of approximately
$85,000 per year for a period of six years provided that such officers provide a minimum amount of consulting days each month as well as agree to certain covenants not to compete. The annual payments are subject to 10% increases up to a maximum of $136,893 per year. Pursuant to the Executive Retirement, Non-Competition and Consulting Plan, the selected officers are also entitled to receive health benefits for life, provided that there are no breaches of the covenants not to compete.

Mr. Phillip's employment contract expired on December 31, 2003 and he retired effective April 1, 2004. Pursuant to the terms of the Company's Executive Retirement, Non-Competition and Consulting Plan, Mr. Phillips will receive $85,000 per year for each of the next six years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our operations are grouped into three segments:
   *    Software and Related Systems and Services
   *    Data Center (service bureau) Services
   *    Application Service Provider Services (ASP)

Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions, including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. Data Center Services involves our personnel performing data entry and data processing services for customers. Application Service Provider services involves us offering our Avatar suite of products, our CareNet products and InfoScribeR products on a virtual private network or through an internet delivery approach, thereby allowing our customers to deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. Prior to the acquisition of CareNet, our ASP operations were immaterial and were included in Software and Related Systems and Services.


Nine Months Ended September 30, 2004 and 2003

Results of Operations

Fixed price software development contracts and licenses accounted for 35% and 44% of consolidated revenue for the nine months ended September 30, 2004 and 2003, respectively. This decrease is the result of more labor revenue being generated on an as incurred basis, as well as a change in the overall mix of our revenue components. Our recurring revenue components, which include our maintenance contract services and our Data Center and ASP services, accounted for 41% of our consolidated revenue for the nine months ended September 30, 2004 compared to 36% of consolidated revenue for the nine months ended September 30, 2003. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of costs and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue is affected. Our time spent on projects during the second half of the year can generally range from 1% to 10% less than time spent on projects during the first half of the year.

Our total revenue for the nine months ended September 30, 2004 (the "September 2004 period") was $21,433,000, an increase of $1,617,000, or 8%, from our revenue for the nine months ended September 30, 2003 (the "September 2003 period"), which was $19,816,000.

Revenue from contracts with state and local government agencies represented 49% of revenue in the September 2004 period and 59% of revenue in the September 2003 period. This decrease is the result of the substantial completion towards the end of 2003 of one state contract and two county contracts.


Software and Related Systems and Services

Our Software and Related Systems and Services revenue for the September 2004 period was $18,740,000, an increase of $685,000, or 4%, from our revenue for the

September 2003 period, which was $18,055,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of revenue was turnkey systems labor revenue, which increased to $7,134,000 in the September 2004 period from $6,842,000 in the September 2003 period, reflecting a 4% increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. This increase was substantially the result of an increased staff working on turnkey labor contracts. Labor rate price changes from the September 2004 period to the September 2003 period resulted in a 2% increase in the average daily billing rate and accounted for approximately $80,000, or 27%, of the total turnkey systems labor increase. Revenue from third party hardware and software decreased to $3,245,000 in the September 2004 period, from $3,470,000 in the September 2003 period, which represents a decrease of 7%. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. During the September 2004 period, we did not sell and perform on as many contracts containing such third party items. License revenue decreased to $1,587,000 in the September 2004 period, from $1,877,000 in the September 2003, period reflecting a decrease of 16%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. We did not sell and perform on as many contracts containing license revenue in the September 2004 period as we did in the September 2003 period. In addition, in order to encourage our existing customers to upgrade from our old product to our new Avatar product, we discounted the license fees to our existing clients. Maintenance revenue increased to $6,102,000 in the September 2004 period from $5,283,000 in the September 2003 period, reflecting an increase of 16%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division increased to $673,000 in the September 2004 period from $583,000 in the September 2003 period, reflecting an increase of 15%. This increase is the result of the introduction of our new Avatar Addictions Management product into the market place during the latter part of 2003. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased to $9,880,000 in the September 2004 period from $7,752,000 in the September 2003 period, reflecting an increase of 28%. Our gross margin percentage increased to 53% in the September 2004 period from 43% in the September 2003 period. Our gross margins improved as a result of certain of our staff being redirected towards product enhancement efforts resulting in their direct costs and associated overhead being charged to Research, Development and Maintenance costs rather than being included in Cost of Revenues. Our gross margin also increased as a result of improved margins on our turnkey labor revenue, which was the result of improved efficiency on our fixed price contracts.

Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue increased to $1,525,000 in the September 2004 period from $1,472,000 in the September 2003 period, representing an increase of $53,000, or 4%. This increase was due to an increase in the client base as well as increases in pricing.

Gross profit increased to $880,000 in the September 2004 period from $678,000 in the September 2003 period, reflecting an increase of 30%. Our gross margin percentage increased to 58% in the September 2004 period from 46% in the September 2003 period. This increase was the result of the increase in revenue as well as a reduction in costs of approximately $148,000. The major areas of cost reductions were in the area of payroll and fringe benefits in the amount of $29,000, support overhead in the amount of $53,000, facility costs in the amount of $18,000,depreciation in the amount of $9,000, supplies in the amount of $9,000 and advertising in the amount of $5,000..

Application Service Provider Services ("ASP")

ASP Services involves the offering of our Avatar suite of products, our CareNet products and our InfoScribeR products on a virtual private network or internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. This is the first year that we have accounted for ASP Services as a segment. This is the result of our acquisition of CareNet on June 25, 2003. Prior to that time, our ASP operations were immaterial.

Revenue for the September 2004 period was $1,167,000, which consisted of revenue from our CareNet operations of $617,000, revenue from our InfoScribeR operations of $167,000 and revenue from our Avatar ASP services operations of $383,000. Revenue for the September 2003 period was $289,000, which consisted of revenue from our CareNet operations of $190,000 and revenue from our Avatar ASP services operations of $99,000.

Gross profit for the September 2004 period was $484,000 and our gross margin percentage was 41%. The gross profit for the September 2003 period was $99,000 and our gross margin percentage was 34%. Because the ASP operations were in their infancy during the September 2003 period, any comparisons between the periods would not be meaningful.


Operating Expenses

Selling, general and administrative expenses were $5,618,000 in the September 2004 period, reflecting an increase of $246,000, or 5%, from $5,372,000 in the September 2003 period. The increases were: advertising and promotion, which increased by $52,000; trade show costs, which increased by $38,000; commissions, which increased by $87,000; depreciation expense which increased by $263,000; amortization of the CareNet acquisition costs, which was $154,000; accounting costs, which increased by $36,000; consulting which increased by $58,000; and general insurance costs, which increased by $46,000. The cost increases were partially offset by reductions in: bad debt expense, which decreased by $208,000; legal costs which decreased by $30,000 and the provision for bonuses which decreased by $252,000.

We incurred research, development and maintenance expenses of $3,600,000 in the September 2004 period, an increase of 139% from $1,509,000 in the September 2003 period. During 2004, we invested in infrastructure to improve the way we support our customers and products. These changes related to redirecting personnel that were previously employed performing actual program "bug" fixing procedures, which would be included in costs of goods sold to our research, development and maintenance area. These personnel now perform product version control, which includes design, programming, testing, documentation and quality control of our products. These efforts accounted for a substantial increase in our research, development and maintenance expenses. The increase in research, development and maintenance expense is also the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules which addresses Federal reporting requirements, as well as continued investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $104,000 in the September 2004 period, a decrease of $47,000, or 31%, from the $151,000 in the September 2003 period. This decrease is the result of the completion of the amortization of the financing costs associated with our loan agreement, which was amortized over a three year period, as well as reduced borrowing during the September 2004 period under our loan with Fleet Bank. This decrease was partially offset by an increase in borrowing related to the promissory note issued to Shuttle Data Systems Corp. in connection with our acquisition of CareNet.

Interest income was $94,000 in the September 2004 period, an increase of $42,000, or 81%, from the $52,000 in the September 2003 period. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations and the proceeds of the exercise of options and warrants.

We have a net operating loss tax carry forward of approximately $4.4 million at September 30, 2004. In the September 2004 period, we recorded a current income tax expense of $101,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $462,000. The deferred tax provision was $801,000 based on utilization of net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $339,000. In the September 2003 period, we recorded a current income tax expense of $110,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The current income tax provision was reduced by $780,000 as a result of the use of available net operating losses. The deferred tax asset and the valuation allowance were reduced by the same amount. We also re-evaluated the deferred tax asset valuation allowance and further reduced the allowance by $900,000, which was recorded as a tax benefit.

As a result of the foregoing factors, in the September 2004 period we had net income of $1,451,000, or $.27 per share (basic) and $.26 per share (diluted). For the September 2003 period, we had net income of $2,339,000, or $.56 per share (basic) and $.52 per share (diluted).

Three Months Ended September 30, 2004 and 2003

Results of Operations

Fixed price software development contracts and licenses accounted for 35% and 39% of consolidated revenue for the three months ended September 30, 2004 and 2003, respectively. This decrease is the result of more labor revenue being generated on an as incurred basis, as well as a change in the overall mix of our revenue components. Our recurring revenue components, which include our maintenance contract services and our Data Center and ASP services, accounted for 42% of our consolidated revenue for the three months ended September 30, 2004 compared to 37% of consolidated revenue for the three months ended September 30, 2003. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of cost and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. As a result, during the third and fourth quarters, when many of our employees are on vacation and holidays, our revenue is affected. Our time spent on projects during the second half of the year can generally range from 1% to 10% less than time spent on projects during the first half of the year.

Our total revenue for the three months ended September 30, 2004 (the "September 2004 quarter") was $7,421,000, an increase of $313,000, or 4%, from our revenue for the three months ended September 30, 2003 (the "September 2003 quarter"), which was $7,108,000.

Revenue from contracts with state and local government agencies represented 47% of revenue in the September 2004 quarter and 54% of revenue in the September 2003 quarter. This decrease is the result of the substantial completion towards the end of 2003 of one state contract and two county contracts.

Software and Related Systems and Services

Our Software and Related Systems and Services revenue for the September 2004 quarter was $6,468,000, an increase of $162,000, or 3%, from our revenue for the September 2003 quarter, which was $6,306,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of revenue was turnkey systems labor revenue, which increased to $2,426,000 in the September 2004 quarter from $2,342,000 in the September 2003 quarter, reflecting a 4% increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. This increase was substantially the result of an increased staff working on turnkey labor contracts which was partially offset by a small decrease in our average daily billing rate. Labor rate price changes from the September 2004 quarter to the September 2003 quarter resulted in a 1% decrease in the average daily billing rate and accounted for a negative variance of approximately $13,000. Revenue from third party hardware and software decreased to $1,200,000 in the September 2004 quarter, from $1,324,000 in the September 2003 quarter, which represents a decrease of 9%. Sales of third party hardware and software, such as pharmacy and data base software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. License revenue decreased to $542,000 in the September 2004 quarter from $632,000 in the September 2003 quarter, reflecting a decrease of 14%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. During the September 2004 quarter we did not sell and perform on as many contracts containing license revenue as in the September 2003 quarter. In addition, in order to encourage our existing customers to upgrade from our old product to our new Avatar product we discounted the license fees to our existing clients. Maintenance revenue increased to $2,133,000 in the September 2004 quarter, from $1,796,000 in the September 2003 quarter, reflecting an increase of 19%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased to $166,000 in the September 2004 quarter, from $212,000 in the September 2003 quarter, reflecting a decrease of 22%. This decrease is the result of a slow down in the sales and implementation of our Avatar AM product. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased to $3,436,000 in the September 2004 quarter from $2,928,000 in the September 2003 quarter, reflecting an increase of 17%. Our gross margin percentage increased to 53% in the September 2004 quarter from 46% in the September 2003 quarter. Our gross margins improved as a result of certain of our staff being redirected towards product enhancement efforts resulting in their direct costs and associated overhead being charged to Research, Development and Maintenance costs rather than being included in Cost of Revenue. Our gross margin also increased primarily as a result of improved margins on our turnkey labor revenue, which was the result of improved efficiency on our fixed price contracts.


Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue increased to $528,000 in the September 2004 quarter, from $512,000 in the September 2003 quarter, representing an increase of $16,000, or 3%. This increase was due to an increase in the client base as well as increases in pricing.

Gross profit increased to $313,000 in the September 2004 quarter from $250,000 in the September 2003 quarter, reflecting an increase of 25%. Our gross margin percentage increased to 59% in the September 2004 quarter from 49% in the

September 2003 quarter. This increase was the result of the increase in revenue as well as a reduction in costs of approximately $47,000. The major areas of cost reductions were in the area of payroll and fringe benefits in the amount of $7,000, support overhead in the amount of $16,000, supplies in the amount of $5,000, facility costs in the amount of $7,000 and depreciation in the amount of $3,000.


Application Service Provider Services ("ASP")

ASP Services involves the offering of our Avatar suite of products, our CareNet products and our InfoScribeR products on a virtual private network or internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. This is the first year that we have accounted for ASP Services as a segment. This is the result of our acquisition of CareNet on June 25, 2003. Prior to that time, our ASP operations were immaterial.

Revenue for the September 2004 quarter was $425,000, which consisted of revenue from our CareNet operations of $227,000, revenue from our InfoScribeR operations of $55,000 and revenue from our Avatar ASP services operations of $143,000. Revenue for the September 2003 quarter was $289,000, which consisted of revenue from our CareNet operations of $190,000 and revenue from our Avatar ASP services operations of $99,000.

Gross profit for the September 2004 quarter was $180,000 and our gross margin percentage was 43%. The gross profit for the September 2003 quarter was $99,000 and our gross margin percentage was 34%. Because the ASP operations were in their infancy during the September 2003 quarter, any comparisons between the quarters would not be meaningful.


Operating Expenses

Selling, general and administrative expenses were $1,884,000 in the September 2004 quarter, reflecting a decrease of $61,000, or 3%, from the $1,945,000 in the September 2003 quarter. The decreases were in: bad debt expense, which decreased by $93,000; General and administrative salaries and fringe, which decreased by $41,000 and the provision for bonuses which decreased by $137,000. The costs decreases were partially offset by increases in: commissions, which increased by $68,000; depreciation expense which increased by $85,000 and consulting fees, which increased by $45,000;

We incurred research, development and maintenance expenses of $1,221,000 in the September 2004 quarter, an increase of 116% from $566,000 in the September 2003 quarter. During 2004, we invested in infrastructure to improve the way we support our customers and products. These changes related to redirecting personnel that were previously employed performing actual program "bug" fixing procedures, which would be included in Cost of Revenues to our research, development and maintenance area. These personnel now perform product version control, which includes design, programming, testing, documentation and quality control of our products. These efforts accounted for a substantial increase in our research, development and maintenance expenses. The increase in research, development and maintenance expense is also the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules which addresses Federal reporting requirements, as well as continued investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $27,000 in the September 2004 quarter, a decrease of $22,000, or 45%, from the $49,000 in the September 2003 quarter. This decrease is the result of the completion of the amortization of the financing costs associated with our loan agreement, which was amortized over a three year period, as well as reduced borrowing during the September 2004 quarter under our loan with Fleet Bank.

Interest income was $29,000 in the September 2004 quarter, an increase of $7,000, or 32%, from the $22,000 in the September 2003 quarter. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations and the proceeds of the exercise of options and warrants.

We have a net operating loss tax carry forward of approximately $4.4 million at September 30, 2004. In the September 2004 quarter, we recorded a current income tax expense of $27,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $167,000. The deferred tax provision was 314,000 based on utilization of net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $147,000. In the September 2003 quarter, we recorded a current income tax credit of $8,000, which related to various state and local net operating loss tax benefits as well as a provision for the Federal alternative minimum tax. The current income tax credit was further reduced by $412,000 as a result of the use of available net operating losses. The deferred tax asset and valuation allowance were reduced by the same amount. We also re-evaluated the deferred tax asset valuation allowance and further reduced the allowance by $800,000, which was recorded as a tax benefit.

As a result of the foregoing factors, in the September 2004 quarter we had net income of $633,000, or $.12 per share (basic) and $.11 per share (diluted). For the September 2003 quarter, we had net income of $1,546,000, or $.34 per share (basic) and $.33 per share (diluted).


Liquidity and Capital Resources

We had working capital of approximately $16.8 million at September 30, 2004 as compared to working capital of approximately $14.7 million at December 31, 2003. This increase of approximately $2.1 million in working capital was the result of the following: our net income, after adding back depreciation and amortization, increased working capital by $2,645,000. The increase in working capital also included $111,000 in net proceeds from the exercise of our stock options. These increases were partially offset by an investment in capitalized software of $185,000, by an additional $601,000 for the acquisition of equipment and by $233,000 for the acquisition of certain software and customer lists. The remaining increase in working capital of $378,000 was due to changes in other current assets and liabilities.

In June 2001, we entered into a revolving credit and term loan agreement with Fleet Bank ("Fleet"). This financing provides us with a five-year term loan of $2.5 million, as well as a two year $1.5 million revolving line of credit. The $1.5 million line of credit expired in June 2003. We did not utilize this line of credit during its duration. The current term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with Fleet for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.95% in order to reduce the interest rate risk associated with these borrowings. We have made principal payments on the $2.5 million term loan and the amount outstanding at September 30, 2004 is $875,000.

The terms of our term loan agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of September 30, 2004, we were in compliance with the financial covenants of this agreement.

On February 27, 2003, our Board of Directors authorized the purchase of up to $100,000 of our common stock at any time that the market price is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. We expect to fund any stock repurchases from our operating cash flow.
As of September 30, 2004, we have not made any stock repurchases.

In June 2003, we acquired substantially all of the assets of the CareNet segment of Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. The total purchase price included, among other consideration, a three year promissory note in the principal amount of $500,000 payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1%. We have made the required principal and interest payments on the note and the principal amount outstanding at September 30, 2004 is $292,000.

During the nine months ended September 30, 2004, we capitalized software development costs of $185,000 relating to our RAD Plus 2004 product.

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


Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes, as of September 30, 2004, our obligations and commitments to make future payments under debt, capital leases and operating leases:

      Contractual Obligations        Payments Due by Period
      -----------------------        ----------------------
                                     Total        Less than     1 - 3 years     4 - 5 years      Over 5
                                     -----        ---------     -----------     -----------      ------
                                                    1 year                                       years
                                                    ------                                       -----


Long Term Debt(1)                    $1,166,693    $  666,667    $  500,026    $      --        $     --
Capital Lease Obligations(2)            109,182        68,957        40,225           --              --
Operating Leases(3)                   6,336,911       592,252     1,784,443     1,232,808        2,727,408
Total Contractual Cash Obligations   $7,612,786    $1,327,876    $2,324,694    $1,232,808       $2,727,408

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

Capitalized Software Development Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility and ends upon its availability for general release to customers. Technological feasibility for our computer software products is generally based upon achievement of a detail program design free of high risk development issues. We capitalize only those costs directly attributable to the development of the software. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility these costs are expensed as incurred and included in research, development and maintenance. Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in research, development and maintenance. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products range from 3 to 8 years.

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

Stock Option Fair Value Method

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share. There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the first nine months of fiscal 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net income would have been reduced by approximately $738,000. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, future laws or regulations could require us to treat all stock-based compensation as an expense using the fair value method.

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

Most of our cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If short-term market interest rates decrease by 10% from the levels at September 30, 2004, the effect on our net income would be a decrease of approximately $12,000 per year.


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

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the "reasonable assurance" level.

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


NETSMART TECHNOLOGIES, INC.



/s/James L. Conway           Chief Executive Officer           October 29, 2004
-------------------          (Principal Executive Officer)
James L. Conway



/s/Anthony F. Grisanti       Chief Financial Officer           October 29, 2004
----------------------       (Principal Financial and
Anthony F. Grisanti          Accounting Officer)

                                Index of Exhibits
                                -----------------


        Exhibit No.         Description
        ----------          -----------

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