Form 10-K
period 2004-12-31
NETSMART TECHNOLOGIES INC
filed 2005-03-18
CIK 1011028

Microsoft Word 10.0.6612;





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

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

        Securities registered pursuant to Section 12(b) of the Act: ____

           Securities registered pursuant to Section 12(g) of the Act:

       Title of Each Class             Outstanding shares as of March 2, 2005
       -------------------             --------------------------------------
       Common Stock, par value                    5,346,607
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

Yes [ ]        No [X]

As of June 30, 2004, the last day of our second quarter, the aggregate market value of the voting and non-voting common equity held by non affiliates was approximately $43,997,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1.  Business

Introduction

We develop, market and support application software products designed for providers of services in the health and human services market, including mental health clinics, substance abuse clinics, psychiatric hospitals, public health agencies and managed care organizations. Our software products perform various functions such as patient management, billing, scheduling, and electronic medical records solutions for all modalities of care. These products are deployed utilizing current technologies. We sell our software products through our wholly owned subsidiary, Creative Socio-Medics Corporation, either on a license or a subscription basis to health care providers and we offer our clients software support under maintenance agreements. These maintenance agreements provide us with a recurring revenue stream. We currently have over 500 contracts in place, representing approximately 50,000 clinicians, including 24 state agencies and installations in 43 states.

The cost of a new system to customers is typically in the range of $10,000 to $100,000 for a single facility healthcare organization to $250,000 to $1 million for multi-unit care organizations such as those run by state agencies. Governmental agencies such as mental health, mental retardation, child welfare, addiction, correction and public health facilities accounted for approximately 49% of revenue in 2004, with the remainder from private hospitals, smaller clinics, group and sole practitioners.

Our Data Center provides software which performs clinical and billing services for outpatient facilities, including mental health, alcohol and substance abuse facilities. Our services include statistical reporting, data entry, electronic billing and submission.

Application Service Provider ("ASP") services involves us offering our Avatar suite of products, our CareNet products and InfoScribeR products on a virtual private network or through an internet delivery approach, thereby allowing our customers to deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements.


Business Strategy

Our systems provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. We target providers of services in the health and human services market. Our branded suite of products has integrated point-of-services technologies which also include personal digital assistants, which are commonly referred to as PDAs.

The health and human services market is always subject to changes in state and federal regulations as well as new demands required by the population. Some of the factors which we believe are affecting the market demand include the following.

HIPAA. As a supplier of practice management solutions to the behavioral health and substance abuse industry, we believe that we can benefit as a result of the Health Insurance Portability and Accountability Act, generally known as HIPPA. HIPAA essentially mandates the Health and Human Services department of the U.S. Government to enact standards regarding the standardization, privacy and security of health care information.

This legislation requires more providers of services in the under-automated health and human services industry to make the leap to install automated systems. We believe that our product suite, in conjunction with products offered by other companies with which we have a marketing arrangement, enables us to offer comprehensive enterprise-wide solutions for most human service providers.


General Unrest. As a result of an increased awareness of terrorism, the demand for services in the mental health and public health services has increased. Anxiety and fear have gripped many people who are now seeking mental health services. This increased demand puts more pressure on providers to improve the efficiency of care through the use of practice management and clinical systems. We believe that the potential threat of bio terrorism will also put similar pressure on public health agencies to improve their delivery capabilities in much the same way.


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

Available Information:

The public may read and copy any materials filed by us with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington D.C. 20549. The public may obtain information about the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

In addition, we make available free of charge on our website at www.csmcorp.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.


Risk Factors

Because we are particularly dependent upon government contracts, any decrease in
--------------------------------------------------------------------------------
funding for entitlement programs could result in decreased revenue.
-------------------------------------------------------------------

We market our health information systems principally to behavioral health facilities, many of which are operated by state and local government entities and include entitlement programs. During 2004, we generated 49% of our revenue from contracts that are directly or indirectly with government agencies, as compared with 57% in 2003 and 52% in 2002. Government agencies generally have the right to cancel certain contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our revenue would decline if state agencies reduce this funding.

Changes in government regulation of the health care industry may adversely
--------------------------------------------------------------------------
affect our revenue, operating expenses and profitability.
---------------------------------------------------------

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

If we are not able to take advantage of technological advances, we may not be
-----------------------------------------------------------------------------
able to remain competitive and our revenue may decline.
-------------------------------------------------------

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

Because of our size, we may have difficulty competing with larger companies that
--------------------------------------------------------------------------------
offer similar services, which may result in decreased revenue.
--------------------------------------------------------------

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

Because we are dependent on our management, the loss of key executive officers
------------------------------------------------------------------------------
could disrupt our business and our financial performance could suffer.
----------------------------------------------------------------------

Our business is largely dependent upon our senior executive officers, Messrs. James L. Conway, our chief executive officer, Gerald O. Koop, our president, and Anthony F. Grisanti, our chief financial officer. Although we have employment agreements with these officers, the employment agreements do not guarantee that the officers will continue with us, and each of these officers has the right to terminate his employment with us on 90 days notice. Our agreements with Messrs. Conway and Grisanti are scheduled to expire on December 31, 2006. In addition, Mr. Koop's employment agreement is scheduled to expire on December 31, 2005, following which he is expected to continue to work with us for a six-year period pursuant to our Executive Retirement, Non-Competition & Consulting Plan dated April 1, 2004. Our business may be adversely affected if any of our key management personnel or other key employees left our employ.

If we are unable to protect our intellectual property, our competitors may gain
-------------------------------------------------------------------------------
access to our technology, which could harm our ability to successfully compete
------------------------------------------------------------------------------
in our market.
--------------

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

We cannot guarantee that in the future, third parties will not claim that we infringed on their intellectual property. Asserting our rights or defending against third party claims could involve substantial costs and diversion of resources, which could materially and adversely affect us.

Government programs may suggest or mandate initiatives that could impact our
----------------------------------------------------------------------------
ability to sell our products.
-----------------------------

A major initiative being pushed by President Bush and the Department of Health and Human Services is the National Electronic Health Record. The federal government is promoting this platform and technology which is based on supplying "freeware" to any agency who desires; however, support is not supplied. This initiative does compete with the private for profit Health Information Systems vendor community.

The covenants in our loan agreement restrict our financial and operational
--------------------------------------------------------------------------
flexibility, including our ability to complete additional acquisitions, invest
------------------------------------------------------------------------------
in new business opportunities, pay down certain indebtedness or declare
-----------------------------------------------------------------------
dividends.
----------

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

The employment contracts with our executive officers and provisions of Delaware
-------------------------------------------------------------------------------
law may deter or prevent a takeover attempt and may reduce the price investors
------------------------------------------------------------------------------
might be willing to pay for our common stock.
---------------------------------------------

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

These provisions could deter or prevent a takeover attempt and may also reduce the price that certain investors might be willing to pay in the future for shares of our common stock.

Any issuance of preferred stock may adversely effect the voting power and equity
--------------------------------------------------------------------------------
interest of our common stock.
-----------------------------

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

Shares may be issued pursuant to options which may adversely affect the market
------------------------------------------------------------------------------
price of our common stock.
--------------------------

We may issue stock upon the exercise of options to purchase shares of our common stock pursuant to our long term incentive plans, of which options to purchase 724,333 shares were outstanding at December 31, 2004. The exercise of these options and the sale of the underlying shares of common stock may have an adverse effect upon the price of our stock.

Business Segments

For a detailed description of the assets and profits of each of our business segments see note 14 to our consolidated financial statements.

Software and Related Systems and Services
-----------------------------------------

We develop, market and support computer software which enables health and human services healthcare organizations to provide a full range of services in a network computing environment.

Users typically purchase one of several healthcare information and operating systems, in the form of a perpetual license to use the system, as well as purchasing professional services, support, and maintenance. In addition, we resell third party hardware and software to our customers pursuant to value added resale arrangements with them. Our products are designed to operate on most hardware platforms. Due to the fact that our products operate on a variety of platforms, we are not dependent on any single hardware vendor or operating system. Since our products utilize the Cache database and development software provided by Intersystems Corporation, we resell this software. Due to the fact that our products are designed to operate solely with Cache products, we are dependent on Cache products for our operations.

The professional services include project management, training, consulting and software development services, which are provided either on a time and material basis or pursuant to a fixed-price contract. The software development services may require the adaptation of health care information technology systems to meet the specific requirements of the customer.

Our typical license for a health information system ranges from $10,000 to $100,000 for a single facility healthcare organization to $250,000 to $1,000,000 for multi-unit care organizations such as those run by state agencies. Revenue from license fees were approximately $2,066,000, or 7.1% of revenue, for 2004, $2,781,000, or 10.2% of revenue, for 2003 and $1,753,000, or 7.9% of revenue, for 2002. A customer's purchase order may also include third party hardware or software. Revenue from hardware and third party software accounted for approximately $4,336,000, or 15.0% of revenue, for 2004, $4,444,000, or 16.4% of revenue, for 2003 and $3,822,000, or 17.3% of revenue, for 2002. Revenue from turnkey systems labor accounted for approximately $9,602,000, or 33.1% of revenue, for 2004, $9,548,000, or 35.1% of revenue, for 2003 and $7,418,000, or
33.5% of revenue in 2002.

Maintenance services have generated increasing revenue and have become a more significant portion of our business since most purchasers of health care information system licenses also purchase maintenance service. Maintenance revenue increases as existing customers purchase additional licenses and new customers purchase their initial software licenses. By agreement with our customers, we provide telephone help services and maintain and upgrade their software. Maintenance contracts may require us to make modifications to meet any new federal and state reporting requirements which become effective during the term of the maintenance contract. We do not maintain the hardware and third party software sold to our customers, but we provide a telephone help line service for certain third party software which we license to our customers. Our maintenance revenue was approximately $8,290,000, or 28.6% of revenue, for 2004, $7,069,000, or 26% of revenue, for 2003 and $6,247,000, or 28.2% of revenue, for
2002. Our small systems revenue was approximately $928,000, or 3.2% of revenue, for 2004, $768,000, or 2.8% of revenue, for 2003 and $929,000, or 4.2% of revenue, for 2002.

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

     * Methadone Clinical System: This system offers a solution for dispensing, admissions and medical records, counselling and reception/security specifically for methadone clinics. We can integrate Methadone Clinical System with our other behavioral health products.

     * Avatar - Managed Care: The managed care and employee assistance program modules include such features as service request management, contact tracking (patients, providers, others), import of eligibility information by contract, provider search by location, specialty, contract, hospital privileges, claims adjudication and payment.


Data Center
-----------

Our Data Center provides software which performs clinical and billing services for outpatient facilities, including mental health, alcohol and substance abuse facilities. Services include statistical reporting, data entry, electronic billing and submission.

Revenue from our Data Center was approximately $2,058,000 or 7.1% of revenue for 2004, $1,973,000 or 7.3% of revenue for 2003 and $1,957,000 or 8.9% of revenue for 2002.

During 2004, two customers each accounted for 10% or more of the total Data Center revenue. One customer was a New York State agency, which accounted for $207,000, or 10% of total Data Center revenue. The other client was a hospital in New York City, which accounted for $216,000, or 10.5% of total Data Center revenue. During 2003, one customer, a hospital in New York City, accounted for $274,000 or 13% of the total Data Center revenue. During 2002, two customers each accounted for more than 10% of the total Data Center revenue. One customer was a New York State agency, which accounted for $199,000, or 10.2% of total Data Center revenue. The other client was a hospital in New York City, which accounted for $225,000, or 11.5% of total Data Center revenue. None of the above mentioned clients accounted for more than 10% of our consolidated revenue.

Our Data Center backlog at December 31, 2004 was $2,132,000. We anticipate that all of this backlog will be earned in 2005. The Data Center backlog at December 31, 2003 was $2,006,000.


Application Service Provider
----------------------------

ASP services involves the offering of our Avatar suite of products, our CareNet products and our InfoScriber products on a virtual private network or internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. Our CareNet product is a subscription-based Internet solution for Managed Care Organizations that want tighter control over their providers without having to maintain an information technology infrastructure. CareNet establishes a private portal site where providers and partnering agencies can login via the Internet to access client information and complete their virtual paperwork and necessary reporting.

Our InfoScriber product is a secure, web-based system enabling practitioners in organizations or private practices to write and transmit electronic prescriptions to pharmacies of choice. This is the first year that we have accounted for ASP Services as a segment. Prior to our acquisition of CareNet on June 25, 2003, our ASP operations were immaterial.

All of our products and services are offered not only in a turnkey mode of operation but also in an ASP mode in which the client uses our software products with part or all of the software's operation taking place on the computer facilities of our data centers. At present we have a data center service facility in Great River, New York and an ASP facility in Columbus, Ohio.

Revenue from our ASP services was approximately for $1,725,000 for 2004 which consisted of revenue from our CareNet operations of $839,000, revenue from our InfoScriber operations of $243,000 and revenue from our Avatar ASP services operations of $643,000.

During 2004, one customer accounted for $443,000 or 26% of the total ASP revenue. This county did not account for more than 10% of our total consolidated revenue.

Our ASP backlog at December 31, 2004 was $2,233,000. We anticipate that all of this backlog will be earned in 2004.


Markets and Marketing; Customers

The market for information systems and related services consists of both private and publicly operated providers offering hospital or community-based outpatient behavioral/public healthcare services. These healthcare providers require a healthcare information system to administer their programs. We believe that there are at least 15,000 behavioral/public healthcare providers in the United States, including public and private hospitals, private and community-based residential facilities and federal, state and local governmental agencies.

Many long-term behavioral/public healthcare facilities are operated by government entities and include those operated as part of entitlement programs. During the years ended December 31, 2004, 2003 and 2002, approximately 49%, 57% and 52%, respectively, of revenue was generated from contracts with state and local government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract for its convenience, although we have not experienced a termination for convenience in the last five years.

We believe that the demand for information technology solutions will continue to increase as a result of federal initiatives for data standards as well as continuous pressure from managed care providers to reduce healthcare delivery costs while expanding the availability of services.

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

No one customer accounted for more than 10% of consolidated revenue for the years ended December 31, 2004. During the year ended December 31, 2003, one customer accounted for approximately $2,861,000 or 11.4% of software and related systems and services revenue and 10.5% of consolidated revenue. The account receivable from this customer at December 31, 2003 was $589,000 or 7% of the total accounts receivable.

Backlog

We had a backlog of orders, including ongoing maintenance and data center contracts for our behavioral health information systems of $25.8 million at December 31, 2004 and $24.0 million at December 31, 2003. We expect to fill approximately $21.1 million of the 2004 backlog during 2005.

Our backlog consists of revenue of approximately $10.3 million from existing turnkey contracts; maintenance of approximately $10.1 million that is comprised of both amounts expected to be filled under unexpired maintenance contracts and also amounts that are subject to automatic renewal; unexpired Data Center contracts of approximately $2.1 million calculated using historical experience to determine future useage and unexpired application service provider backlog of approximately $2.2 million and facility management contracts of approximately $1.1 million which are also calculated using historical experience to determine twelve months of future usage.


Product Development

We incurred product development costs relating to our health and human services information systems of approximately $3,498,000 in 2004, $2,255,000 in 2003 and $1,318,000 in 2002, all of which was company-sponsored and expensed as research, development and maintenance. In 2004, we capitalized software development costs of $185,000 relating to our RAD Plus 2004 product. The RAD Plus 2004 product is being amortized over a three year period and in 2004 we charged $19,600 to operations. In 2004, we incurred capitalized software development costs of approximately $150,000 associated with our acquisition of TxM software which was related to our partnership arrangement with the MSJ Communications Corporation, a wholly-owned subsidiary of the Betty Ford Center. In 2003, we capitalized software development costs of $179,500 relating to our Avatar AM, Order Entry and RAD Plus 2004 products. The Avatar AM and Order Entry products are being amortized over a three year period and in 2004, we charged $43,100 to operations. In 2003, we incurred capitalized software development costs of approximately $883,000 associated with our acquisition of software products from CareNet.

Competition

The healthcare software industry is highly competitive. Although we believe that we can provide a health care facility or managed care organization with software to enable it to perform its services more effectively, other software companies provide comparable systems and also have the staff and resources to develop competitive systems.

Healthcare information technology is a multi-billion dollar industry served by numerous vendors. Some dominant health care information technology vendors have achieved annual sales of more than $1 billion by focusing on solutions for large medical/surgical health care providers, such as large hospital systems and health maintenance organizations, and, have not focused on the behavioral/public healthcare industry. We believe that most of the presently available healthcare management software does not meet the specific needs of the behavioral/public healthcare industry, and that the functionality of our information systems are better designed to meet the needs of this market. However, the behavioral health information systems business is serviced by a number of companies, some of which are better capitalized with larger infrastructure than we, and we may not be able to continue to compete effectively with such companies. As our business expands and includes sales to larger integrated healthcare delivery networks, we begin to compete with companies such as Siemens, HBOC, IDX, Meditech, Quadramed, and Misys.

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

Competitive Position:

As a core part of our strategic business model, we bid on numerous competitive procurements during the calendar year and have a high win ratio, especially in the statewide mental health/mental retardation field for which we have 26 statewide systems. This has contributed to our growth.

We have an established base of more than 500 providers nationwide, including substantial private and government providers of healthcare services. These providers represent approximately 50,000 clinicians, including 26 state agencies and installations in 43 states.

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


Employees

As of December 31, 2004, we had 168 employees, including 3 executive, 17 sales and marketing, 136 technical and 12 clerical and administrative employees.

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


Item 2.        Property

We lease office space at the following locations:

Location                     Purpose                      Space           Annual Rental     Expiration
--------                     -------                      -----           -------------     ----------

3500 Sunrise Highway         Executive offices            32,600 square   $521,000, plus    10/22/14
Great River, New York        Software and Related         feet            3% annual
                             Systems and Services                         increases
                             Data Center Services

1335 Dublin Road             Software and Related         3,500 square    $59,000           11/30/06
Columbus, Ohio               Systems and Services         feet
                             ASP Services

5120 Shoreham Place          Software and Related         2,800 square    $71,000           05/31/05
San Diego, California        Systems and Services         feet

                             Software and Related         1,400 square    $30,000           10/31/06
69-730 Highway 11            Systems and Services         feet
Ranch Mirage, California

117 North 1st Street         ASP Services                 2,200 square    $49,000           1/31/07
Ann Arbor, Michigan                                       feet

220 E. Huron                 Software and Related         625 square      $989 per month    Month to
Ann Arbor, Michigan          Systems and Services         feet                              month


We believe that our space is adequate for our immediate needs and that, if additional space is required, it would be readily available at commercially reasonable rates.


Item 3.        Legal Proceedings

From time to time we are involved in ordinary and routine litigation matters in the normal course of business. We believe that the resolution of these matters will not have a material adverse effect on our consolidated financial position and results of operations.

                                       12

Item 4.        Submission of Matters to a Vote of Security Holders

None







                                     Part II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters

Our common stock is traded on The Nasdaq SmallCap Market under the symbol NTST. Set forth below is the reported high and low bid prices of our Common Stock for each quarterly period during 2004 and 2003.

        Quarter Ended                             High                 Low
        -------------                             ----                 ---
        March 31, 2004                           $18.70                $11.49
        June 30, 2004                             13.85                  7.11
        September 30, 2004                        10.00                  6.07
        December 31, 2004                          9.25                  7.30

        March 31, 2003                           $ 6.00                  3.53
        June 30, 2003                              5.53                  4.00
        September 30, 2003                        10.90                  5.15
        December 31, 2003                         19.85                  8.45

As of December 31, 2004, there were approximately 2,900 beneficial owners of our common stock. The closing price of our common stock was $10.00 per share on March 1, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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


During the year ended December 31, 2004, no purchases were made under the Company's stock buyback plan.

                      Equity Compensation Plan Information
                      ------------------------------------

The following table sets forth information relating to our compensation plans as of December 31, 2004.

                                                                                     Number of securities
                                                                                     --------------------
                                                                                     remaining available for
                                                                                     -----------------------
                                    Number of securities                             future issuance under
                                    ---------------------                            ---------------------
                                    to be issued upon        Weighted-average        equity compensation
                                    ------------------       ------------------      -------------------
                                    exercise of              exercise price of       plans (excluding
                                    ------------             -------------------     ----------------
                                    outstanding options,     outstanding options,    securities reflected in
                                    ---------------------    -------------------     -----------------------
Plan Category                       warrants and rights      warrants and rights     column (a))
-------------                       -------------------      -------------------     ----------
                                              (a)                     (b)                     (c)

Equity compensation plans
approved by security holders
                                                724,333                  $6.476                    8,295
Equity compensation plans not
approved by security holders
                                                     --                      --                       --
                                                -------                   ------                   -----
Total                                           724,333                  $6.476                    8,295
                                                =======                   ======                   =====




Item 6.        Selected Financial Data

The selected consolidated financial data set forth below for the five years in the period ended December 31, 2004 has been derived from the company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                                                        Year Ended December 31,
                                                        -----------------------
                                      2004         2003          2002         2001        2000
                                      ----         ----          ----         ----        ----
                                                 (in thousands except per share data)

Selected Statements
  of Operations Data:

Revenue                             $ 29,005       $ 27,175    $ 22,126     $ 18,119     $ 20,171

Income from Continuing
 Operations before interest
  and other financing costs            3,065          2,368       1,095          399        2,141

Income from Discontinued
  Operations                              --             --          --           --           70

Net Income                             2,753(1)       3,028(2)    1,195(3)       315        2,386(4)

Dividends Declared
  Per Common Share                        --            .10          --           --          --

Per Share Data - Diluted:
  Continuing Operations                  .50            .64         .29          .08          .61
  Discontinued Operations                 --             --          --           --          .02
  Net Income                        $    .50       $    .64    $    .29     $    .08     $    .63

Weighted average number
  of shares outstanding                5,537          4,752       4,153        3,872        3,771

Selected Balance
 Sheet Data:
 Working Capital                    $ 18,216       $ 14,714    $  9,215     $  7,903     $  5,858

Total Assets                          37,707         34,633      22,416       18,007       15,301

Long Term Debt
  Including Current Portion            1,000          1,667       1,750        2,250          --

Capitalized Leases Including
  Current Portion                         86            147          12           41           76

Stock dividend                            --            441          --           --          --

Total Liabilities                     13,080         13,633      11,110        8,060        5,997

Accumulated Deficit                   (3,594)        (6,347)     (9,376)     (10,571)     (10,886)

Stockholders' Equity                $ 24,627       $ 21,000    $ 11,306     $  9,948     $  9,303



----------

(1) The Company's tax provision has been reduced as a result of a $1,014,000 reduction in its deferred tax asset valuation allowance

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

(4) The Company's tax provision has been reduced as a result of available net operating loss carry forwards. In addition, a $494,000 tax benefit was recognized, as a result of a further reduction in its deferred tax asset valuation allowance


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our operations are grouped into three segments:
|X|     Software and Related Systems and Services
|X|     Data Center (service bureau services)
|X|     Application Service Provider Services (ASP)

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

Years Ended December 31, 2004 and 2003

Results of Operations

Fixed price software development contracts, third party hardware and software components and licenses accounted for 34% and 44% of consolidated revenue for the years ended December 31, 2004 and 2003, respectively. This decrease is the result of more labor revenue being generated on an as incurred basis, as well as a change in the overall mix of our revenue components. Our recurring revenue components, which include our maintenance contract services and our Data Center and ASP services, accounted for 42% of our consolidated revenue for the year ended December 31, 2004 compared to 35% of consolidated revenue for the year ended December 31, 2003. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of costs and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project.

Our total revenue for 2004 was $29,005,000, an increase of $1,830,000, or 7%, from our revenue for 2003, which was $27,175,000.

Revenue from contracts with state and local government agencies represented 49% of revenue in 2004 and 57% of revenue in 2003. This decrease is the result of the substantial completion towards the end of 2003 of one state contract and two county contracts.


Software and Related Systems and Services

Our Software and Related Systems and Services revenue for 2004 was $25,221,000, an increase of $611,000, or 2%, from our revenue for 2003, which was $24,610,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of revenue was turnkey systems labor revenue, which increased to $9,602,000 in 2004 from $9,548,000 in 2003, reflecting a 1%
increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. Revenue from third party hardware and software decreased to $4,335,000 in 2004, from $4,444,000 in 2003, which represents a decrease of 2%. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. During 2004, we did not sell and perform on as many contracts containing such third party items. License revenue decreased to $2,066,000 in 2004, from $2,781,000 in 2003, reflecting a decrease of 26%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. We did not sell and perform on as many contracts containing license revenue in 2004 as we did in 2003. In addition, in order to encourage our existing customers to upgrade from our old product to our new Avatar product, we discounted the license fees to our existing clients. Maintenance revenue increased to $8,290,000 in 2004 from $7,069,000 in 2003, reflecting an increase of 17%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division increased to $928,000 in 2004 from $768,000 in 2003, reflecting an increase of 21%. This increase is the result of the introduction of our new Avatar Addictions Management product into the market place during the latter part of 2003. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit decreased to $11,849,000 in 2004 from $11,953,000 in 2003, reflecting a decrease of 1%. Our gross margin percentage was 47% in 2004 compared to 49% in 2003. Our gross margin decreased as a result of the decrease in license revenue. This decrease was partially offset by improved labor efficiency on our fixed price contracts.

Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fees by an amount that approximates the New York urban consumer price index increase. The data center revenue increased to $2,058,000 in 2004 from $1,973,000 in 2003, representing an increase of $85,000, or 4%. This increase was due to an increase in the client base as well as increases in pricing.

Gross profit increased to $1,209,000 in 2004 from $939,000 in 2003, reflecting an increase of 29%. Our gross margin percentage increased to 59% in 2004 from 48% in the 2003. This increase was the result of the increase in revenue as well as a reduction in costs of approximately $185,000. The major areas of cost reductions were in the area of payroll and fringe benefits in the amount of $21,000, support overhead in the amount of $65,000, facility costs in the amount of $22,000, supplies in the amount of $22,000, depreciation in the amount of $15,000, and other costs in the amount of $23,000.

Application Service Provider Services ("ASP")

ASP Services involves the offering of our Avatar suite of products, our CareNet products and our InfoScriber products on a virtual private network or internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. This is the first year that we have accounted for ASP Services as a segment. Prior to our acquisition of CareNet on June 25, 2003, our ASP operations were immaterial.

Revenue for 2004 was $1,725,000, which consisted of revenue from our CareNet operations of $839,000, revenue from our InfoScriber operations of $243,000 and revenue from our Avatar ASP services operations of $643,000. Revenue for the 2003 was $591,000, which consisted of revenue from our CareNet operations of $380,000 and revenue from our Avatar ASP services operations of $211,000.

Gross profit for 2004 was $799,000 and our gross margin percentage was 46%. The gross profit for 2003 was $214,000 and our gross margin percentage was 36%. Because the ASP operations were in their infancy during the 2003, any comparisons between the periods would not be meaningful.


Operating Expenses

Selling, general and administrative expenses were $7,294,000 in 2004, reflecting a decrease of $675,000, or 8%, from $7,969,000 in 2003. The decreases were in: bad debt expense, which decreased by $1,250,000; provision for bonuses which decreased by $172,000; and general and administrative salaries and related fringe expense, which decreased by $101,000. These costs decreases were partially offset by increases in: depreciation expense which increased by $351,000; amortization of the CareNet acquisition costs, which increased by $139,000; consulting costs which increased by $124,000; commissions, which increased by $87,000; sales salaries and related fringe benefits expense, which increased by $54,000; advertising and promotion, which increased by $47,000; accounting costs, which increased by $40,000; and sales and marketing travel and living costs, which increased by $41,000.

We incurred research, development and maintenance expenses of $3,498,000 in the 2004, an increase of 26% from $2,770,000 in 2003. During 2004, we invested in infrastructure to improve the way we support our customers and products. These changes related to redirecting personnel that were previously employed performing actual customer program "bug" fixing procedures, which would be included in costs of goods sold, to our research, development and maintenance area. These personnel now perform product version control, which includes design, programming, testing, documentation and quality control of our products. These efforts accounted for a substantial increase in our research, development and maintenance expenses. The increase in research, development and maintenance expense is also the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules which addresses Federal reporting requirements, as well as continued investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $129,000 in 2004, a decrease of $71,000, or 35%, from $200,000 in 2003. This decrease is the result of the completion of the amortization of the financing costs associated with our loan agreement, which was amortized over a three year period, as well as reduced borrowing during 2004 under our loan with Bank of America. This decrease was partially offset by an increase in borrowing related to the promissory note issued to Shuttle Data Systems Corp. in connection with our acquisition of CareNet.

Interest income was $126,000 in 2004, an increase of $52,000, or 70%, from the $74,000 in 2003. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations and the proceeds of the exercise of options and warrants.

We have a net operating loss tax carry forward of approximately $4.0 million at December 31, 2004. In the 2004 period, we recorded a current income tax expense of $187,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The current provision was reduced by $952,000 as a result of a use of the available net operating loss carry forward. The income tax provision was increased by a net deferred tax provision of $122,000. The deferred tax asset valuation allowance of $1,731,000 was reversed of which $717,000 was recorded as an addition to additional paid in capital and $1,014,000 as a deferred tax benefit, during 2004. The deferred tax provision was $1,136,000 based on utilization of net operating loss carry forwards offset by the reduction in the deferred tax asset valuation allowance of $1,014,000. In 2003, we recorded a current income tax expense of $113,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The current income tax provision was reduced by $942,000 as a result of the use of available net operating losses. The deferred tax asset and the valuation allowance were reduced by the same amount. We also re-evaluated the deferred tax asset valuation allowance and further reduced the allowance by $900,000 to zero, which was recorded as a tax benefit.

As a result of the foregoing factors, in the 2004 period we had net income of $2,753,000, or $.52 per share (basic) and $.50 per share (diluted). For 2003, we had net income of $3,029,000, or $.69 per share (basic) and $.64 per share (diluted).

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

Software and Related Systems and Services

Our Software and Related Systems and Services revenue for 2003 was $24,610,000, an increase of $4,441,000, or 22%, from our revenue for 2002, which was $20,169,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of revenue was turnkey systems labor revenue, which increased to $9,548,000 in 2003, from $7,418,000 in 2002, reflecting a 29%
increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. This increase was substantially the result of an increase in spending for information systems in the human services marketplace and our ability to provide the staff necessary to generate additional revenue. Labor rate price changes from 2003 to 2002 resulted in an 11% increase in the average daily billing rate and accounted for approximately $567,000, or 27%, of the total turnkey systems labor increase. Revenue from third party hardware and software increased to $4,444,000 in 2003, from $3,822,000 in 2002, which represents an increase of 16%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. License revenue increased to $2,781,000 in 2003, from $1,753,000 in 2002, reflecting an increase of 59%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. This increase in license revenue was the result of an increase in spending for information systems in the human services marketplace. Maintenance revenue increased to $7,069,000 in 2003, from $6,247,000 in 2002, reflecting an increase of 13%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased to $768,000 in 2003, from $929,000 in 2002, reflecting a decrease of 17%. This decrease is the result a redirection of our sales efforts to larger turnkey sales. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased to $11,953,000 in 2003 from $7,357,000 in 2002, reflecting an increase of 62%. Our gross margin percentage increased to 49% in

2003 from 37% in 2002. Our gross margin percentage increased primarily as a result of increased maintenance and license revenue and, to a lesser extent, an increase in our labor revenue. Our infrastructure costs with respect to our maintenance division are substantially in place and as new maintenance revenue occurs, our gross profit margins are improved accordingly.

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

Application Service Provider Services

ASP Services involves the offering of our Avatar suite of products, our CareNet products and our InfoScriber products on a virtual private network or internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. The year 2004 is the first year that we have accounted for ASP Services as a segment. Prior to our acquisition of CareNet on June 25, 2003, our ASP operations were immaterial. Certain items in the year 2003 has been reclassified to conform to the 2004 presentation.

Revenue for 2003 was $591,000, which consisted of revenue from our CareNet operations of $380,000 and revenue from our Avatar ASP services operations of $211,000. There was no ASP revenue in 2002.

Gross profit for 2003 was $214,000 and our gross margin percentage was 36%. Because the ASP operations were in their infancy during the 2003 period, any comparisons between the periods would not be meaningful.

Operating Expenses

Selling, general and administrative expenses were $7,969,000 in 2003, reflecting an increase of $2,431,000, or 44%, from $5,538,000 in 2002. This increase was in the area of sales and marketing salaries, which increased by $342,000; sales commissions, which increased by $210,000; advertising and promotion, which increased by $181,000; an increase in general and administrative salaries, which increased by $316,000; provisions for bonuses, which increased by $404,000 provision for bad debts, which increased by $676,000 and the addition of the amortization of the CareNet acquisition which was $139,000 in 2003 and was not present in 2002.

We incurred product development and maintenance expenses of $2,770,000 in 2003, an increase of 66% from the $1,669,000 in 2002. The increase in product development and maintenance expense was the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules including Minimum Data Set (MDS) reporting, which was designed to address Federal reporting requirements, as well as continued investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $200,000 in 2003, a decrease of $62,000, or 24%, from the $262,000 in 2002. This decrease was the result of reduced borrowing during 2003 with respect to our bank. The decrease in interest expense was partially offset by in increase in borrowing related to the promissory note issued to Shuttle Data Systems Corp. in connection with our acquisition of CareNet and an increase in our capitalized lease arrangements.

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


Liquidity and Capital Resources

We had working capital of approximately $18.2 million at December 31, 2004 as compared to working capital of approximately $14.7 million at December 31, 2003. This increase of approximately $3.5 million in working capital was the result of the following: our net income, after adding back depreciation and amortization, increased working capital by $4,377,000. The increase in working capital also included $113,000 in net proceeds from the exercise of our stock options and an increase in the current portion of the deferred tax asset in the amount of $193,000. These increases were partially offset by an investment in capitalized software of $185,000, by an additional $621,000 for the acquisition of equipment and by $233,000 for the acquisition of certain software and customer lists. The remaining decrease in working capital of $142,000 was due to changes in other current assets and liabilities.

In June 2001, we entered into a term loan agreement with Fleet Bank, which was subsequently acquired by the Bank of America ("B of A"). This financing provides us with a five-year term loan of $2.5 million. The current term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with B of A for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.95% in order to reduce the interest rate risk associated with these borrowings. We have made principal payments on the $2.5 million term loan and the amount outstanding at December 31, 2004 is $750,000.

The terms of our term loan agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of December 31, 2004, we were in compliance with the financial covenants of this agreement.

On February 27, 2003, our Board of Directors authorized the purchase of up to $100,000 of our common stock at any time that the market price is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. We expect to fund any stock repurchases from our operating cash flow. As of December 31, 2004, we have not made any stock repurchases.

In June 2003, we acquired substantially all of the assets of the CareNet segment of Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. The total purchase price included, among other consideration, a three year promissory note in the principal amount of $500,000 payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1%. We have made the required principal and interest payments on the note and the principal amount outstanding at December 31, 2004 is $250,000.

In 2004, we capitalized software development costs of $185,000 relating to our RAD Plus 2004 product.

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



Contractual Obligations

The following table summarizes, as of December 31, 2004, our obligations and commitments to make future payments under debt, capital leases and operating leases:


Contractual Obligations             Payments Due by
                                    Period
                                    Total          Less than    1 - 3 years   4 - 5 years     Over 5
                                                   1 year                                     years

Long Term Debt(1)                    $1,000,028   $  666,667    $  333,361     $     --     $      --

Capital Lease Obligations(2)             90,834       68,957        21,877           --            --

Operating Leases(3)                   6,597,155      745,379     1,340,772      1,253,124    3,257,880

Total Contractual Cash
Obligations                          $7,688,017   $1,481,003    $1,696,010     $1,253,124   $3,257,880

----------
(1) See Note 7 to Netsmart's Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, which describes the Company's financing agreement.
(2) See Note 10 to Netsmart's Consolidated Financial Statements for the
years ended December 31, 2004, 2003 and 2002, which describes the Company's
Capital Lease Obligation.
(3) See Note 12 to Netsmart's Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, which describes the Company's Operating
Lease Obligations.


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

        Revenue Recognition
        Capitalized Software Development Costs
        Impairment of Customer Lists


Revenue Recognition - Revenue associated with fixed price turnkey sales consists of the following components: licensing of software, labor associated with the installation and implementation of the software; and maintenance services rendered in connection with such licensing activities. Revenue from fixed price software development contracts and revenue under license agreements, which require significant modification of the software package to the customer's specifications, are recognized utilizing the estimated percentage-of-completion method which uses the units-of-work-performed method to measure progress towards completion. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. We also derive revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. Consulting revenue is recognized when the services are rendered. Data Center revenue and Application Service Provider revenue are recognized in the period in which the services are provided. The above sources of revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

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

Risk Factors - The results of the Company's operations are subject to certain risks and uncertainties. See "Risk Factors", above.

Forward-Looking Statements

Statements in this Form 10-K annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K annual report for the year ended December 31, 2004, including the risks described under "Risk Factors" and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.


Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Most of our debt is at fixed rates of interest after completing an interest rate swap agreement, which effectively converted our variable rate debt into a fixed rate debt of 7.95%. Therefore, if the LIBOR rate plus 2.5% increases above 7.95%, it may have a positive effect on our comprehensive income.

Most of our invested cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If market interest rates decrease by 10 percent from levels at December 31, 2004, the effect on our net income would be a decrease of approximately $12,300 per year.


                           Netsmart Technologies, Inc.
                                Quarterly Summary
                                    Unaudited

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2004 and 2003. All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any future period.

In thousands, except per share data amounts
                              1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
               2004 (a)(c)

Total revenue                    $6,823       $7,189       $7,421       $7,572
Gross profit                      3,163        3,435        3,565        3,694
Net income                          325          493          633        1,302

Per share amounts:
  Net earnings - Basic:          $  .06       $  .09       $  .12       $  .24
                                 ======       ======       ======       ======

Net earnings - Diluted:          $  .06       $  .09       $  .11       $  .24
                                 ======       ======       ======       ======

(a) The Company utilized an effective income tax rate of approximately 28% through the third quarter of 2004. In the fourth quarter of 2004, the Company determined that the effective income tax rate should approximate 10%. Accordingly, the change in estimate recorded in the fourth quarter was to reduce the income tax provision by approximately $360,000 related to the first three quarters of 2004.

(c) During the fourth quarter the Company changed its method of calculating overhead for its research, development and maintenance costs, from using a standard overhead rate factor to a specific costs method. As a result, $1,248 of costs have been reclassified from research, development and maintenance costs into costs of goods sold. The effect of this reclassification on gross profit for each quarter during 2004 has been reflected above.

               2003 (b) (d)

Total revenue                    $6,119       $6,589       $7,108       $7,359
Gross profit                      2,576        2,868        3,388        4,275
Net income                          271          521        1,546          691

Per share amounts:
  Net earnings - Basic:          $  .07       $  .13       $  .34       $  .13
                                 ======       ======       ======       ======

Net earnings - Diluted:          $  .06       $  .12       $  .33       $  .13
                                 ======       ======       ======       ======

(b) Includes a $100 and $800 reduction in the deferred tax asset valuation allowance for the second and third quarters of 2003 respectively.

(d) The effect of the $515 reclassification to research, development and maintenance, from costs of goods sold on each quarter, has been reflected above.

The Company recorded a $701 increase in its allowance for bad debts in the fourth quarter of 2003. Also during the fourth quarter of 2003, the Company capitalized $144 of software development costs incurred in quarters one through three of 2003, totaling $62, $62 and $20 respectively.

Item 8.        Financial Statements and Supplementary Data

The financial statements and supplementary data begin on page F-1 of this Form 10-K.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None


Item 9A.       Controls and Procedures

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13d-15(e) and 15d-15(e)). Based upon that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not adequate to enable us to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

Changes in Internal Controls

We are not an accelerated filer (as defined in the Securities Exchange Act) and are not required to deliver management's report on control over financial reporting until our fiscal year ended December 31, 2006 (or December 31, 2005 in the event we become an accelerated filer). Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the quarter ended December 31, 2004, we identified certain matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The first material weakness is the lack of the necessary corporate accounting resources to ensure consistently complete and accurate reporting of financial information with respect to the preparation of our tax accrual. In order to correct this deficiency, in November 2004, we engaged an outside consultant to prepare and review our tax accruals. This consultant prepared our tax provision for the year ended December 31, 2004.

The other material weakness is the lack of the necessary corporate accounting resources to realign and cross-train current finance and accounting personnel. This has led to a dependence on our Chief Financial Officer, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting, particularly with respect to our revenue recognition on work in process contracts. In order to correct this deficiency, we are seeking to hire additional competent personnel to assist in the segregation of duties with respect to financial reporting, Sarbanes Oxley 404 compliance and revenue recognition on work in process contracts.

We believe that for the reasons described above we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Limitations on the Effectiveness of Controls
We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the "reasonable assurance" level.


Item 9B.       Other Information

None

                                    Part III

Item 10.       Directors and Executive Officers of the Registrant.

Our directors and executive officers are as follows:

Name                             Age    Position
----                             ---    --------

James L. Conway                  57     Chief executive officer and director
Gerald O. Koop                   66     President and director
Anthony F. Grisanti              55     Chief financial officer, treasurer and
                                        secretary
John F. Phillips                 66     Director
Joseph G. Sicinski(1 & 2)        72     Director
Francis J. Calcagno(1, 2 & 3)    55     Director
John S.T. Gallagher(1, 2 & 3)    74     Director
Yacov Shamash(3)                 55     Director

------------
(1)       Member of the compensation committee.
(2)       Member of the audit committee.
(3)       Member of the nominating and governance committee.


Director Biographies
--------------------

Mr. James L. Conway has been our Chief Executive Officer since April 1998, a director since January 1996 and was President from January 1996 until January 2001. From 1993 until April 1998, he was president of a Long Island based manufacturer of specialty vending equipment for postal, telecommunication and other industries. He was previously vice president, treasurer and director of ITT Credit Corporation. Mr. Conway was recently elected to the board of LISTnet which is an organization with the objective of promoting Long Island as one of the national centers of execellence for software and technology solutions. He also serves and is a member of the CEO Roundtable for Long Island.

Mr. Gerald O. Koop has been one of our directors since June 1998 and president since January 2001. He has held management positions with Creative Socio-Medics for more than the past five years, most recently as its Chief Executive Officer, a position he has held since 1996.

Mr. John F. Phillips has been one of our directors of Creative Socio-Medics since June 1994, when Creative Socio-Medics was acquired.

Mr. Anthony F. Grisanti has been our Treasurer since June 1994, Secretary since February 1995 and Chief Financial Officer since January 1996.

Mr. Joseph G. Sicinski has been one of our directors since June 1998. He was president and a director of the Trans Global Services, Inc., a technical staffing company, a position he held with Trans Global and its predecessor from September 1992 until September 2003. From April 1998 until December 2001, he was also chief executive officer of Trans Global.

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

Dr. Yacov Shamash is Vice President for Economic Development and the Dean of the College of Engineering and Applied Sciences at Stony Brook University. Prior to joining SUNY Stony Brook in 1992, Dr. Shamash served as the Director of the School of Electrical Engineering and Computer Science at Washington State University. He has also held faculty positions at Florida Atlantic University, the University of Pennsylvania and Tel Aviv University. He received his undergraduate and graduate degrees from Imperial College of Science and Technology in London, England. Dr. Shamash has been a member of the Board of Directors of KeyTronic Corporation, a contract manufacturer, since 1989, of American Medical Alert Corporation, a healthcare service provider, since 2001 and of Manchester Technologies, Inc., a hardware and software technology provider, since December 2003. He is also on the Boards of Directors of a number of start-up companies and serves on the Boards of not-for-profit organizations. Dr. Shamash has authored over 110 technical publications and he is a Fellow of the IEEE.

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

Board Committees
----------------

Our board of directors has three committees - the audit committee, the compensation committee and the nominating and governance committee.

The audit committee consists of three independent directors, Messrs. John S.T. Gallagher, who is chairman of the committee, Francis Calcagno and Joseph G. Sicinski. The responsibilities of the audit committee include overseeing our financial reporting process, reporting the results of its activities to the board, retaining and ensuring the independence of our auditors, approving services to be provided by our auditors, reviewing our periodic filings with the independent auditors prior to filing, and reviewing and responding to any matters raised by the Independent Registered Public Accountants in their management letter. The board of directors has determined that each of Messrs. Gallagher, Sicinski and Calcagno, qualifies as an "Audit Committee financial expert," as defined by Securities and Exchange Commission rules, based in his education, experience and background. A copy of the Audit Committee charter can be found on our website at www.csmcorp.com.

The compensation committee, which is composed of Mr. Gallagher, who is chairman of the committee and Messrs. Calcagno and Sicinski, serves as the stock option committee for our stock option plans and the employee stock purchase plan, and it reviews and approves any employment agreements with management and changes in compensation for our executive officers. A copy of the Compensation Committee charter can be found on our website at www.csmcorp.com.

In February 2004, we formed our Nominating and Governance Committee. The Nominating and Governance Committee is primarily responsible for reviewing our corporate governance principles and independence standards: overseeing the annual evaluation of our board and its committees; discharging the board's responsibilities related to compensation of directors; identifying and evaluation individuals for board and committee membership and chairs; making recommendations to the board concerning the selection of director nominees and making recommendations as to the size and composition of the board and its committees. The members of the Nominating and Governance Committee are Dr. Shamash, who is the chairman of the committee and Messrs. Gallagher and Calcagno. A copy of the Nominating and Governance Committee charter can be found on our website at www.csmcorp.com.

Excluding actions by unanimous written consent, during 2004, the board of directors held eight meetings, the compensation committee held three meetings, the independent directors held one meeting and the audit committee held five meetings. The audit committee met with our independent registered public accountants and chief financial officer prior to filing of this Form 10-K annual report to review the 2004 audited financial statements with the independent registered public accountants. During 2004, all of our directors attended at least 85% of the meetings of the board and 100% of the meetings of any committee of which they are members, except one director who attended 60% of the audit committee meetings.

Directors' Fees
---------------

We pay an annual fee of $20,000 to Messrs. Calcagno, Sicinski, Shamash and Gallagher and we pay an additional $12,500 per annum to Mr. Gallagher in respect of his services as chairman of our Audit Committee and Compensation Committee.

Stockholder Nomination Procedures
---------------------------------

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


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Nasdaq Stock Exchange. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and Nasdaq. Based solely upon our review of the copies of the forms we have received, and upon representations received from such Reporting Persons, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2004, except for Mr. Phillips who filed a Form 4 to report sale transactions forty-eight days late.

Code of Ethics
--------------

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officer, principal accounting officer and controller and a Code of Business Conduct applicable to all of our employees, each which is posted on our website at www.csmcorp.com. A copy of the Code of Ethics and Code of Business Conduct may also be obtained without charge by writing to Mr. Anthony F. Grisanti, Chief Financial Officer, Netsmart Technologies, Inc, 3500 Sunrise Highway, Great River, NY 11739.


Item 11.       Executive Compensation.

Set forth below is information with respect to compensation paid or accrued by us for the three years ended December 31, 2004, 2003 and 2002 to our chief executive officer and to each of our other officers whose salary and bonus for 2004 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                            Annual               Long-Term
                                            ------               ---------
                                           Compensation          Compensation
                                           ------------          ------------
                                                                 (Awards)
                                                                 --------
                                                                 Options, SARs
                                                                 -------------
Name and Principal Position      Year        Salary     Bonus    (Number)
---------------------------      ----        ------     -----    --------
James L. Conway, CEO             2004       $218,698   $175,000    42,500
                                 2003        207,814    188,000    49,500
                                 2002        193,151    120,000    20,000
Gerald O. Koop, president        2004        194,665    174,078    40,000
                                 2003        189,880    206,539    49,500
                                 2002        170,807    170,408    20,000
Anthony F. Grisanti, chief       2004        167,535    125,000    27,500
financial officer                2003        162,343    144,000    27,500
                                 2002        148,463    106,000    16,000

The bonuses for Mr. Koop includes accrued commissions of $111,578 for 2004, $135,539 for 2003 and $165,408 for 2002. The 2004 commissions will be paid in installments through 2005, the 2003 commissions were paid in installments through 2004 and the 2002 commissions were paid in installments through 2003.

Employment Agreements

In April 2004, we entered into revised employment agreements with Messrs. James
L. Conway, Gerald O. Koop and Anthony F. Grisanti. The terms and conditions of the revised contracts are identical in all material respects to the previous contracts except that (i) the term of each individual's contract was extended by one year, so that Messrs. Conway and Grisanti's contract will expire on December 31, 2006 and Mr. Koop's contract will expire on December 31, 2005 and (ii) the revised contracts do not provide for a five-year consulting period following each individual's respective term of employment during which such individual would have been entitled to compensation of $75,000 per year. Messrs. Conway and Grisanti's contracts also provide for an option to extend their contracts for one additional year so that upon the exercise of such option, their contracts would expire on December 31, 2007. We believe that these officers are vital to our business.

Pursuant to these employment agreements, these officers received the following salaries in 2004: Mr. Conway - $211,473, Mr. Koop - $186,839, and Mr. Grisanti - $162,204. The agreements provide for annual increases associated with cost of living indexes or 5%, whichever is greater. The agreements provide that the executives are eligible to participate in a bonus pool to be determined annually by the board, based on the executive's performance. The agreements also provide each of these officers with an automobile allowance, which is included under "Salary", and insurance benefits. In the event of the officer's dismissal or resignation or a material change in his duties or in the event of a termination of employment by the executive or by us as a result of a change of control, the officer may receive severance payments of 36 months' compensation. In January 2001, we entered into a consulting agreement with Mr. Bright, which was amended in March 2004 and in April 2004 we entered into a consulting agreement with Mr. Phillips - see Item 13, Certain Relationships and Related Transactions.

Effective April 1, 2004, we adopted an Executive Retirement, Non-Competition and Consulting Plan which was subsequently amended August 5, 2004 effective April 1, 2004, pursuant to which, following their retirement, selected officers will be entitled to receive a minimum payment of approximately $85,000 per year for a period of six years, provided, that such officers (i) provide a minimum amount of consulting days each month and (ii) agree to certain covenants not to compete. The annual payments are subject to 10% increases up to a maximum of $136,893 per year. Pursuant to the Executive Retirement, Non-Competition and Consulting Plan, the selected officers are also entitled to receive health benefits for life, provided that there are no breaches of the covenants not to compete. Each of Messrs. Conway, Koop and Grisanti are entitled to receive benefits under the plan.

Mr. Phillip's employment contract expired on December 31, 2003 and he retired effective April 1, 2004. Pursuant to the terms of our Executive Retirement, Non-Competition and Consulting Plan, Mr. Phillips will receive $85,000 per year for each of the next six years; provided that he complies with the non-competition covenants of the plan.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

During fiscal 2004, our compensation committee consisted of Messrs. Calcagno, Gallagher and Sicinski. None of them were our officers or employees during fiscal 2004 or were previously an officer of ours nor did any of them have any relationship with us that is required to be disclosed under this heading.

                             COMPENSATION COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

The compensation of our executive officers is determined by the Compensation Committee of our board of directors, subject to applicable employment agreements. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates. The following report with respect to certain compensation paid or awarded to our executive officers during fiscal 2004 is furnished by the directors who comprised the Compensation Committee during fiscal 2004.

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

Relationship of Compensation to Performance and Compensation of Chief Executive Officer

The Compensation Committee annually establishes, subject to the approval of our board of directors and any applicable employment agreements, the salaries to be paid to our executive officers during the coming year. The base salary of each of Messrs. Conway, Koop and Grisanti is established by contract. In setting salaries, the Compensation Committee takes into account several factors, including the extent to which an individual may participate in the stock plans maintained by us, and qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

For fiscal 2004, pursuant to the terms of his employment agreement with us, our Chairman received a base salary and additional compensation (See "Executive Compensation - Employment Agreements").

                                               The Compensation Committee:
                                               John S.T. Gallagher (Chairman)
                                               Francis J. Calcagno
                                               Joseph G. Sicinski


Option Exercises and Outstanding Options

The following table sets forth information concerning the grants of options made during the year ended December 31, 2004.

                                              Options Grants in Last Fiscal Year
                                                                                  Potential Realized Value
                                                                                  at Assumed Annual Rates
                                                                                of Stock Price Appreciation
                                                                                    for Option Term (4)
                                           % of Total
                    Number of Securities  Options Granted
                     Underlying Options   to Employees in    Exercise or Base  Expiration
                        Granted (1)           2004 (2)        Price $/Sh (3)      Date         5% ($)        10% ($)


Koop                     40,000                 10.1%          $  8.49           5/13/09      $115,496       $262,022
                                                                                              $    --        $    --
                        -------                -----                                           -------        -------
                         40,000                 10.1%                                         $115,496       $262,022
                        -------                -----                                           -------        -------

Phillips                 15,000                  3.8%          $  8.49           5/13/09      $ 43,311       $ 98,258
                                                                                              $    --        $    --
                        -------                -----                                           -------        -------
                         15,000                  3.8%                                         $ 43,311       $ 98,258
                        -------                -----                                           -------        -------

Yacov Shamash             5,625                  1.4%          $  8.49           5/13/09      $ 16,242       $ 36,847
Yacov Shamash               375                  0.1%          $ 13.29           4/1/09       $  1,695       $  3,845
                        -------                -----                                           -------        -------
                          6,000                  1.5%                                         $ 17,937       $ 40,692
                        -------                -----                                           -------        -------

Anthony Grisanti         27,500                  6.9%          $  8.49           5/13/09      $ 79,404       $180,140
                                                                                              $    --        $    --
                        -------                -----                                           -------        -------
                         27,500                  6.9%                                         $ 79,404       $180,140
                        -------                -----                                           -------        -------

James Conway             42,500                 10.7%          $  8.49           5/13/09      $122,715       $278,398
                                                                                              $    --        $    --
                        -------                -----                                           -------        -------
                         42,500                 10.7%                                         $122,715       $278,398
                        -------                -----                                           -------        -------

Joseph Sicinski           5,625                  1.4%          $  8.49           5/13/09      $ 16,242       $ 36,847
Joseph Sicinski             375                  0.1%          $ 13.29           4/1/09       $  1,695       $  3,845
                        -------                -----                                           -------        -------
                          6,000                  1.5%                                         $ 17,937       $ 40,692
                        -------                -----                                           -------        -------

Frank Calcagno            5,625                  1.4%          $  8.49           5/13/09      $ 16,242       $ 36,847
Frank Calcagno              375                  0.1%          $ 13.29           4/1/09       $  1,695       $  3,845
                        -------                -----                                           -------        -------
                          6,000                  1.5%                                         $ 17,937       $ 40,692
                        -------                -----                                           -------        -------

Jack Gallagher            7,125                  1.8%          $  8.49           5/13/09      $ 20,573       $ 46,673
Jack Gallagher              375                  0.1%          $ 13.29           4/1/09       $  1,695       $  3,845
                        -------                -----                                           -------        -------
                          7,500                  1.9%                                         $ 22,268       $ 50,518
                        -------                -----                                           -------        -------

(1) Includes options granted in 2004
(2) Based on a total of 397,455 shares subject to options granted to employees under Netsmart's options plans in 2004.
(3) Under all stock option plans, the option purchase price is equal to the fair market value at the date of grant. Options were granted to executives on April 1, 2004 and May 13, 2004.
(4) In accordance with the U.S. Securities and Exchange Commission rules, these columns show gains that could accrue for the respective options, assuming that the market price of Netsmart common stock appreciates from the date of grant over a period of 6 years at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executive from these options would be zero.



The following table sets forth information concerning the exercise of options during the year ended December 31, 2004 and the year-end value of options held by our officers named in the Summary Compensation Table. No stock appreciation rights have been granted.


            Aggregate Option Exercises in Last Fiscal Year and Fiscal
       Year-End Option Value (Includes options that were fully exercisable at year end or by 60 days after the date as of which the
                            information is provided)

                                                                     Number of
                                                                     Securities           Value of
                                                                     Underlying          Unexercised
                                                                    Unexercised         In-the-Money
                                                                 Options/At Fiscal   Options/At Fiscal
                                Shares Acquired       Value         Year-End (#)        Year-End ($)
                                ---------------       -----         ------------        ------------
                                 Upon Exercise       Realized       Exercisable/        Exercisable/
                                 -------------       --------       ------------        ------------
        Name                                            ($)         Unexercisable        Unexercisable
        ----                                            ---         -------------        -------------
             (a)                      (b)              (c)              (d)                  (e)
James L. Conway                            0              $0        46,000/21,250       $117,510/10,413
Gerald O. Koop                        12,250        $101,063        57,000/20,000       $173,370/9,800
Anthony F. Grisanti                        0              $0        76,000/13,750       $361,831/6,737


The determination of "in the money" options at December 31, 2004, is based on the closing price of the common stock on the Nasdaq SmallCap Market on December
31, 2004, which was $8.98 per share.

Information relating to securities issued under equity compensation plans is disclosed in response to "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".



Item 12.       Security Ownership of Certain Beneficial Owners and Management.

Set forth below is information as of March 3, 2005, as to each person known by us, based on information provided to us by the persons named below and filings with the Securities and Exchange Commission, to own beneficially at least 5% of our common stock, each director, each officer listed in the Summary Compensation Table and all officers and directors as a group.

                                                                    Percent of
                                                                    ----------
                                                                    Outstanding
                                                                    -----------
Name and Address                                       Shares       Common Stock
----------------                                       ------       ------------
John F. Phillips                                       109,825            2.0%
Gerald O. Koop                                         183,576            3.4%
James L. Conway                                        152,498            2.8%
Anthony F. Grisanti                                    159,815            2.9%
Joseph G. Sicinski                                      31,000              *
Francis J. Calcagno                                     16,000              *
John S.T. Gallagher                                     22,500              *
Yacov Shamash                                            6,000              *
All directors and officers as a group (eight           681,214           12.0%
individuals)
Eagle Asset Management                                 564,618           10.6%
880 Carillon Parkway
St. Petersburg, FL
Dawson Herman                                          562,250           10.5%
354 Pequot Avenue
Southport, CT
Daniel Zeff                                            330,870            6.2%
50 California St.
San Francisco, CA.

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

The number of shares owned by our directors and officers shown in the table above includes shares of common stock which are issuable upon exercise of options that are exercisable at February 2, 2005 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options for each of such directors and the officers.

          Name                                      Number
          ----                                      ------
          John F. Phillips                          41,250
          Yacov Shamash                              6,000
          Gerald O. Koop                            64,750
          James L. Conway                           67,250
          Anthony F. Grisanti                       89,750
          Joseph G. Sicinski                        11,000
          Francis J. Calcagno                       16,000
          John S.T. Gallagher                       17,500
          All officers and directors as a group    313,500



Item 13.       Certain Relationships and Related Transactions.

We entered into a consulting agreement with Mr. Bright, a former director, dated January 1, 2001, as amended in March 2004, pursuant to which Mr. Bright is to devote 50% of his time to our business for a period of two years. Following the completion of the term, or earlier at the discretion of Mr. Bright, Mr. Bright continues as a consultant for an additional five years. Mr. Bright receives compensation at the annual rate of $75,000 during the consulting term, and we provide him with an automobile allowance and insurance benefits. Mr. Bright is eligible, at the discretion of the board, to participate in a bonus pool which may be established by the board. In the event that Mr. Bright's consultant relationship is terminated as a result of a change of control, we are to pay him as severance pay of 36 months compensation. We paid Mr. Bright total compensation of $102,000 for 2004.

Effective April 1, 2004, we adopted an Executive Retirement, Non-Competition and Consulting Plan which was subsequently amended August 5, 2004 effective April 1, 2004, pursuant to which, following their retirement, selected officers will be entitled to receive a minimum payment of approximately $85,000 per year for a period of six years, provided, that such officers (i) provide a minimum amount of consulting days each month and (ii) agree to certain covenants not to compete. The annual payments are subject to 10% increases up to a maximum of $136,893 per year. Pursuant to the Executive Retirement, Non-Competition and Consulting Plan, the selected officers are also entitled to receive health benefits for life, provided that there are no breaches of the covenants not to compete. Each of Messrs. Conway, Koop and Grisanti are entitled to receive benefits under the plan.

Mr. Phillip's employment contract expired on December 31, 2003 and he retired effective April 1, 2004. Pursuant to the terms of our Executive Retirement, Non-Competition and Consulting Plan, Mr. Phillips will receive $85,000 per year for each of the next six years; provided, that he complies with the non-competition covenants of the plan. In addition, Mr. Phillips has a one year consulting agreement with us. We paid Mr. Phillips total compensation of $131,293 in 2004, of which $13,049 was for consulting services.


Item 14.       Principal Accounting Fees and Services

Audit Fees

We were billed by Marcum & Kliegman LLP the aggregate amount of approximately $151,000 in respect of fiscal 2004 and $142,500 in respect of fiscal 2003 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q.

Audit-Related Fees

We were billed by Marcum & Kliegman LLP in fiscal 2004 and 2003 in the amounts of $13,241 and $76,798, respectively for assurance and related services such as fees for our 401K audit and acquisition services, that were reasonably related to the performance of the audit or review of our financial statements that are not reported under the preceding paragraph. Including, services rendered in connection with acquisitions, reviews of registration statements and issuances of related consents, audits of employees benefit plans and advice regarding common stock purchase warrants and Sox 404 related efforts.

Tax Fees

We were billed by Marcum & Kliegman LLP the aggregate amount of $25,600 in respect of fiscal 2004 and $25,819 in respect of fiscal 2003 for fees for services consisting primarily of tax compliance, tax advice or tax planning in respect of the preparation of our federal and state tax returns.

Our Audit Committee has determined that the provision of services by Marcum & Kliegman LLP other than for audit related services is compatible with maintaining the independence of Marcum & Kliegman as our independent accountants.

Pre-Approval Policies

Our Audit Committee has pre-approved the provision by Marcum & Kliegman LLP of audit services and of non-prohibited audit related services for fees in an amount not to exceed an aggregate of $10,000 as well as $25,000 for acquisition due diligence services. Our Audit Committee has not otherwise adopted any blanket pre-approval policies.

Our Audit Committee approved all of the services provided by Marcum & Kliegman LLP and described in the preceding paragraphs.



                                     Part IV


Item 15.       Exhibits, Financial Statements Schedules and Reports on Form 8-K.

1.            Financial Statements
              Report of Marcum & Kliegman LLP
              Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004,
              2003 and 2002
              Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
              Notes to Consolidated Financial Statements

2.            Financial Statement Schedules
              None

3.            Exhibits
              3.1(1)    Restated Certificate of Incorporation, as amended
              3.2(1)    By-Laws
              10.1(9)   Employment Agreement dated April 1, 2004, between the
                        Registrant and James L. Conway
              10.2(9)   Consulting Agreement dated April 1, 2004, between the
                        Registrant and John F. Phillips
              10.3(9)   Employment Agreement dated April 1, 2004, between the
                        Registrant and Gerald O. Koop
              10.4(9)   Employment Agreement dated April 1, 2004, between the
                        Registrant and Anthony F. Grisanti
              10.5(2)   Consulting Agreement dated January 1, 2001, between the
                        Registrant and Edward D. Bright
              10.6(1)   1993 Long-Term Incentive Plan
              10.7(3)   1998 Long-Term Incentive Plan
              10.8(4)   1999 Long-Term Incentive Plan
              10.9(5)   2001 Long-Term Incentive Plan - Amended
              10.10(4)  1999 Employee Stock Purchase Plan
              10.11(2)  Agreement dated June 1,2001, between the Registrant and
                        Fleet Bank
              10.12(6)  AIMS Acquisition Agreement
              10.13(7)  Agreement dated June 25, 2003, among Registrant,
                        Creative Socio-Medics Corp., Shuttle Data Systems Corp.,
                        d/b/a/ ADIA  Information  Management  Corp. and Steven
                        Heintz, Jr.
              10.14(8)  Lease agreement dated as of December 22, 2003, between
                        Registrant and Spacely LLC.
              10.14(10) Amended Executive Retirement, Non Competition and
                        Consulting Plan.
              21.1      Subsidiary of the Registrant
              23.1      Consent of Marcum & Kliegman LLP
              24        Powers of Attorney (See Signature Page)
              31.1      Certification of Chief Executive Officer
              31.2      Certification of Chief Financial Officer
              32        Certification  pursuant  to 18 U.S.C.  Section  1350 as
                        adopted  pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

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

(5) Filed as an appendix to the Registrant's proxy statement dated March 30, 2004, relating to its 2004 Annual Meeting of Stockholders and incorporated herein by reference.

(6)     Filed as an exhibit to the Registrant's 8-K dated May 10, 2001.

(7)     Filed as an exhibit to the Registrant's 8-K dated July 8, 2003.

(8)     Filed as an exhibit to the Registrant's 10-K dated March 23, 2004.

(9)     Filed as an exhibit to the Registrant's 10-Q dated May 5, 2004.

(10)    Filed as an exhibit to the Registrant's 10-Q dated August 9, 2004.

                           NETSMART TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------


                                                                  Page to Page
                                                                  ------------

Report of Independent Registered Public Accounting Firm...........F-3

Consolidated Balance Sheets.................................... ..F-4......F-5

Consolidated Statements of Income.................................F-6......F-7

Consolidated Statements of Stockholders' Equity............... ........F-8

Consolidated Statements of Cash Flows.............................F-9......F-11

Notes to Consolidated Financial Statements .......................F-12.....F-30




                              . . . . . . . . . . .

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Audit Committee of the
Board of Directors and Stockholders of
Netsmart Technologies, Inc.



We have audited the accompanying consolidated balance sheets of Netsmart Technologies, Inc. and subsidiary ("the Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Marcum & Kliegman LLP
------------------------
Marcum & Kliegman LLP
Melville, NY
February 4, 2005

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            December 31,
                                                        2004            2003
                                                        ----            ----
Assets:
Current Assets:
        Cash and Cash Equivalents                   $16,411,735     $15,920,993
        Accounts Receivable - Net                    11,714,691       8,004,481
        Costs and Estimated Profits in Excess
          of Interim Billings                           636,985       1,817,135
        Deferred taxes                                1,111,000         918,000
        Other Current Assets                            596,253         541,458
                                                     ----------       ---------

        Total Current Assets                         30,470,664      27,202,067
                                                     ----------      ----------

Property and Equipment - Net                          2,546,948       2,591,758
                                                     ----------      ----------

Other Assets:
        Capitalized Software Costs - Net              1,132,453       1,087,116
        Customer Lists - Net                          2,179,237       2,701,751
        Deferred Taxes                                1,284,000         882,000
        Other Assets                                     93,599         168,697
                                                     ----------      ----------

        Total Other Assets                            4,689,289       4,839,564
                                                     ----------      ----------

Total Assets                                        $37,706,901     $34,633,389
                                                     ==========      ==========



See Notes to Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                           December 31,
                                                                     2004                2003
                                                                     ----                ----

Liabilities and Stockholders' Equity:
Current Liabilities:
        Current Portion - Long Term Debt                         $    666,667          $     666,667
        Current Portion Capital Lease Obligations                      64,450                 61,416
        Accounts Payable                                            1,572,930              1,329,765
        Accrued Expenses                                            1,545,127              2,295,454
        Interim Billings in Excess of Costs and Estimated
          Profits                                                   7,497,773              7,263,285
        Deferred Revenue                                              907,630                871,628
                                                                   ----------             ----------

        Total Current Liabilities                                  12,254,577             12,488,215
                                                                   ----------             ----------

        Long Term Debt - Less current portion                         333,361              1,000,020
        Capital Lease Obligations - Less current portion               21,532                 85,982
        Interest Rate Swap at Fair Value                               15,152                 59,068
        Deferred Rent Payable                                         455,427                    --
                                                                   ----------             ----------

        Total Non Current Liabilities                                 825,472              1,145,070
                                                                   ----------             ----------

Commitments and Contingencies

Stockholders' Equity:
        Preferred Stock - $.01 Par Value, 3,000,000
          Shares Authorized; None issued and outstanding                  --                     --

        Common Stock - $.01 Par Value; Authorized
        15,000,000 Shares; Issued and outstanding
        5,567,124 and 5,339,200 shares at December 31, 2004,
        5,528,247 and 5,304,489 shares at December 31, 2003            55,671                 55,282

        Additional Paid-in Capital                                 29,893,223             29,010,212
        Accumulated Comprehensive loss - Interest Rate Swap           (15,152)               (59,068)
        Accumulated Deficit                                        (3,593,908)            (6,346,873)
                                                                   ----------             ----------
                                                                   26,339,834             22,659,553

        Less:  cost of shares of Common Stock held
          in treasury - 227,924 shares at December 31, 2004
          and 223,758 shares at December 31, 2003                   1,712,982              1,659,449
                                                                   ----------             ----------

        Total Stockholders' Equity                                 24,626,852             21,000,104
                                                                   ----------             ----------

Total Liabilities and Stockholders' Equity                       $ 37,706,901          $  34,633,389
                                                                   ==========             ==========

See Notes to Consolidated Financial Statements.
                                      F-5


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                 Year ended December 31,
                                                          2004              2003            2002
                                                          ----              ----            ----

Revenues:
  Software and Related
    Systems and Services:
    General                                           $16,931,606       $17,541,356      $13,921,449
    Maintenance Contract
      Services                                          8,289,525         7,069,000        6,247,336
                                                      -------------     -------------    -------------
    Total Software and Related
      Systems and Services                             25,221,131        24,610,356       20,168,785

  Application Service Provider Services                 1,725,473           591,202              --

  Data Center Services                                  2,058,240         1,973,492        1,957,392
                                                      -------------     -------------    -------------

  Total Revenues                                       29,004,844        27,175,050       22,126,177
                                                      ------------      ------------     ------------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                             9,203,071         9,250,378        9,463,380
    Maintenance Contract
      Services                                          4,168,975         3,406,183        3,348,217
                                                      -------------     -------------    -------------

    Total Software and Related
      Systems and Services                             13,372,046        12,656,561       12,811,597

Application Service Provider Services                     926,333           377,305              --

  Data Center Services                                    849,353         1,034,382        1,011,602
                                                      --------------    -------------    -------------

  Total Cost of Revenues                               15,147,732        14,068,248       13,823,199
                                                      ------------      ------------     ------------

Gross Profit                                           13,857,112        13,106,802        8,302,978
                                                      ------------      ------------     -------------

Selling, General and
  Administrative Expenses                               7,293,865         7,968,892        5,538,184
Research, Development and Maintenance                   3,498,448         2,769,811        1,669,381
                                                      -------------     -------------    -------------

  Total                                                10,792,313        10,738,703         7,207,565
                                                      ------------      ------------     -------------

Operating Income                                        3,064,799         2,368,099         1,095,413

Interest and Other Income                                 126,379            73,800            46,115

Interest and Other Expense                               (129,213)         (199,573)         (262,310)
                                                      ---------------   ---------------  ---------------

Income before Income Tax (Benefit)                      3,061,965         2,242,326           879,218

Income Tax (Benefit)                                      309,000          (786,575)         (316,000)
                                                      --------------    ---------------  ---------------

Net Income                                            $ 2,752,965      $  3,028,901     $   1,195,218
                                                      ============      ============     ============


See Notes to Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                 Year ended December 31,
                                                          2004              2003            2002
                                                          ----              ----            ----


Earnings Per Share ("EPS") of Common Stock
Basic EPS                                             $       .52       $       .69      $       .32
                                                      ===========       ===========      ===========

Weighted Average Number of Shares of
  Common Stock Outstanding                              5,331,700         4,418,364        3,748,537
                                                      ===========       ===========      ===========

Diluted EPS                                           $       .50       $       .64      $       .29
                                                      ===========       ===========      ===========

Weighted Average Number of Shares of
  Common Stock and Common Stock
  Equivalents Outstanding                               5,536,731         4,752,068        4,153,484
                                                      ===========       ===========      ===========



See Notes to Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                          Accumulated
                                                                          -----------
                                                                          Comprehensive
                                                                          -------------
                                     Additional                           Loss                                            Total
                                     ----------                           ----                                            -----
                    Common Stock     Paid-in      Unearned   Accumulated  Interest Rate Comprehensive Treasury Shares Stockholders'
                    ------------     -------      --------   -----------  ------------- ------------- --------------- ------------
                  Shares    Amount   Capital    Compensation   Deficit    Swap             Income      Shares   Amount   Equity
                  ------    ------   -------    ------------   -------    ----             ------      ------   ------   ------


 Balance -
 January 1, 2002  3,719,247 $37,192 $20,856,166 $     --   $(10,570,992)  $ (74,875)    $      --   28,038 $  (299,810) $ 9,947,681

Common Stock
 Issued -
 Exercise of
 Options            327,183   3,272     501,938       --             --          --            --   61,759    (348,302)     156,908

Issuance of
 Warrants
 and Options             --      --      53,673  (14,400)            --          --            --       --          --       39,273

Change in Fair
 Value of Interest
 Rate Swap               --      --          --       --             --     (32,838)      (32,838)      --          --      (32,838)

Net Income               --      --          --       --      1,195,218          --     1,195,218       --          --    1,195,218
                  ---------  ------  ----------  -------    -----------     -------     ---------   ------   ---------   ----------
                                                                                       $1,162,380
                                                                                        =========
 Balance -
December 31, 2002 4,046,430  40,464  21,411,777  (14,400)    (9,375,774)   (107,713)                89,797    (648,112)  11,306,242

Common Stock
 Issued -
 Exercise of
 Options            668,197   6,682   1,793,574       --             --          --    $       --  133,961  (1,011,337)     788,919

Common Stock
 Issued -
 Exercise of
 Warrants           713,620   7,136   5,712,972       --             --          --            --       --          --    5,720,108

Common Stock
 Issued -
 Acquisition        100,000   1,000     527,000       --             --          --            --       --          --      528,000

Cost Related
 to Warrant
 Extension               --      --       6,336       --             --          --            --       --          --        6,336

Change in Fair
 Value of
 Interest Rate
 Swap                    --      --          --       --             --      48,645        48,645       --          --       48,645

Amortization of
 Warrants Issued
 for Services            --      --          --   14,400             --          --            --       --          --       14,400

Dividends                --      --    (441,447)      --             --          --            --       --          --     (441,447)

Net Income               --      --          --       --      3,028,901          --     3,028,901       --          --    3,028,901
                  ---------  ------  ----------  -------    -----------    -------      ---------   ------  ---------   ----------
                                                                                       $3,077,546
                                                                                        =========
 Balance -
December 31, 2003 5,528,247  55,282  29,010,212       --     (6,346,873)    (59,068)               223,758  (1,659,449)  21,000,104

Common Stock
 Issued -
 Exercise of
 Options             38,877     389     166,011       --             --          --    $       --    4,166     (53,533)     112,867

Change in
 Deferred Tax
 Asset  Valuation
 Allowance               --      --     717,000       --             --          --            --       --         --       717,000

Change in
 Fair Value of
 Interest Rate
 Swap                    --      --          --       --             --      43,916        43,916       --         --        43,916

Net Income               --      --          --       --      2,752,965          --     2,752,965       --         --     2,752,965
                  ---------  ------  ----------  -------    -----------     -------     ---------   ------  ---------    ----------
                                                                                       $2,796,881
                                                                                        =========
 Balance -
December 31, 2004 5,567,124 $55,671 $29,893,223 $     --    $(3,593,908)  $ (15,152)               227,924 $(1,712,982) $24,626,852
                  =========  ======  ==========   ======     ==========     =======                =======  ==========  ==========


See Notes to Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                 Year ended December 31,

                                                          2004              2003            2002
                                                          ----              ----            ----


Operating Activities:
  Net Income                                          $  2,752,965      $  3,028,901     $  1,195,218
                                                      ------------      ------------     ------------
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
    Depreciation and Amortization                        1,624,393         1,233,592        1,036,721
    Costs Related to Issuance
      of warrants and options                                   --            20,736           39,273
    Provision for Doubtful Accounts                       (204,000)        1,046,094          370,000
    Deferred Income Taxes                                  122,000          (900,000)        (400,000)
    Loss on Retirement of Property and Equipment                --            18,632               --

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
    Accounts Receivable                                 (3,506,210)       (1,991,720)      (1,551,885)
    Costs and Estimated Profits in
      Excess of Interim Billings                         1,180,150         2,040,387          (74,166)
    Other Current Assets                                   (54,795)         (344,881)         (68,345)
    Other Assets                                            28,431            69,389           89,368

    Increase [Decrease] in:
    Accounts Payable                                       243,165           163,620          477,463
    Accrued Expenses                                       (43,046)          645,226          562,509
    Deferred Rent Payable                                  455,427                --               --
    Interim Billings in Excess of
      Costs and Estimated Profits                          234,488         1,287,055        1,955,740
    Deferred Revenue                                      (197,705)         (223,784)         409,843
                                                      --------------    ---------------- --------------

    Total Adjustments                                     (117,702)        3,064,346        2,846,521
                                                      ---------------   --------------   --------------

  Net Cash Provided by Operating Activities              2,635,263         6,093,247        4,041,739
                                                      -------------     --------------   --------------

Investing Activities:
  Acquisition of Property and
    Equipment                                           (1,328,050)       (1,633,226)        (254,467)
  Capitalized Software Development                        (185,000)         (179,500)              --
  Other                                                    (16,263)               --               --
  CareNet Acquisition                                           --        (1,047,845)              --
                                                      -------------     -------------    --------------

  Net Cash Used In Investing Activities               $ (1,529,313)     $ (2,860,571)   $    (254,467)
                                                      -------------     --------------   ---------------

See Notes to Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                 Year ended December 31,
                                                          2004              2003            2002
                                                          ----              ----            ----

Financing Activities:
  Payment of Capitalized Lease Obligations            $    (61,416)    $     (47,678)   $    (29,674)
  Dividend Paid                                                 --          (441,447)             --
  Net Proceeds from Stock Options and
    Warrants Exercised                                     112,867         6,509,027         156,908
  Payments of Term Loan                                   (666,659)         (583,325)       (499,992)
                                                      --------------    --------------   -------------
  Net Cash (Used in) Provided by
    Financing Activities                                  (615,208)        5,436,577        (372,758)
                                                      --------------    ------------     -------------

  Net Increase in Cash
    and Cash Equivalents                                   490,742         8,669,253       3,414,514

  Cash and Cash Equivalents -
    Beginning of Year                                   15,920,993         7,251,740       3,837,226
                                                      ------------      ------------     -----------

  Cash and Cash Equivalents -
    End of Year                                       $ 16,411,735      $ 15,920,993    $  7,251,740
                                                      ============       ===========      ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the years for:
    Interest                                          $    132,635      $    159,940    $    167,542
    Income Taxes                                      $    237,879      $     93,639    $     41,517



Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Year Ended December 31, 2004:

During 2004, the Company received 4,166 shares of its common stock as consideration for the exercise of certain stock options. The value of the shares received was $53,533, which was the market value of the common stock on the date of exercise.

During 2004, the Company acquired for $250,000 TxM software and customer lists.
The consideration consisted of $16,263 in cash and the assumption of $233,707 for certain liabilities for services to be performed in the future.

The fair value of the interest rate swap decreased by $43,916 for the year ended
December 31, 2004. At December 31, 2004, it is valued at $15,152.

Year ended December 31, 2003:

During 2003, the Company acquired equipment in the amount of $183,326 in connection with a capital lease.

During 2003, the Company received 133,961 shares of its common stock as consideration for the exercise of certain stock options. The value of the shares received was $1,011,337, which was the market value of the common stock on the date of exercise.

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



See Notes to Consolidated Financial Statements

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #1
-------------------------------------------------------------------------------


[1] The Company

Netsmart Technologies, Inc. and subsidiaries (the "Company") licenses, customizes and installs its proprietary software products, operates a service bureau and provides Application Service Provider ("ASP") Services and enters into long term maintenance agreements with behavioral health and public health organizations, methadone clinics and other substance abuse facilities throughout the United States.


[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include Netsmart Technologies, Inc. ("Netsmart"), and its wholly-owned subsidiary, Creative Socio-Medics Corp. ("CSM"). In addition, the results of operations from the CareNet acquisition (see note 5) is included from July 2003. All intercompany transactions are eliminated in consolidation.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $1,053,000 and $1,042,000 at December 31, 2004 and 2003, respectively.

Concentration of Credit Risk - The Company extends credit to customers which results in accounts receivable and costs and estimated profits in excess of interim billings arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of the customers, believes that its accounts receivable credit risk exposure is limited.

The Company's behavioral health information systems are marketed to specialized care facilities, many of which are operated by various state and local government entities and include entitlement programs. During the years ended December 31, 2004, 2003 and 2002, approximately 49%, 57% and 52% respectively, of the Company's revenue were generated from contracts directly or indirectly with government agencies.

No one customer accounted for more than 10% of revenue for the years ended December 31, 2004 and 2002. During the year ended December 31, 2003, one customer accounted for approximately $2,861,000 or 10.5% of revenue. The account receivable from this customer at December 31, 2003 was $589,000 or 7% of the total accounts receivable.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2


[2] Summary of Significant Accounting Policies - [Continued]

The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 2004 and 2003, cash and cash equivalent balances of $16.4 million and $15.8 million respectively, were held at a financial institution in excess of federally insured limits.

Revenue Recognition - The Company derives revenue principally from the licensing of its software and maintenance services rendered in connection with such licensing activities. Information processing revenue is recognized in the period in which the service is provided. Maintenance contract revenue and ASP revenue are recognized on a straight-line basis over the life of the respective contract. The Company also derives revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. The above sources of revenue which do not require significant customization or modification are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. In addition, consulting revenue is recognized when the services are rendered

Software development revenue from time-and-materials contracts, which require customization and modification, are recognized as services are performed. Revenue from fixed price software development contracts and revenue under license agreements which require significant modification of the software package to the customer's specifications, are recognized on the estimated percentage-of-completion method. Progress towards completion on a contract is measured using the units of work performed method. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.

Deferred revenue represents maintenance and ASP revenue billed and collected but not yet earned.

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

Estimated useful lives are as follows:

Equipment                                                    3-7 Years
Furniture and Fixtures                                       5-10 Years
Leasehold Improvements                                       Life of the Lease

Capitalized Software Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high risk development issues. The Company capitalizes only those costs directly attributable to the development of the software. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility these costs are expensed as incurred and included in research development and maintenance. Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in research, development and maintenance. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers.

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

The amount allocated to purchased software related to the CareNet acquisition (see note 5), totaled $883,075.

Information related to capitalized software development costs applicable to operations is as follows:

        Year ended December 31,            2004          2003           2002
        -----------------------         -----------   -----------    ---------

        Beginning of Year               $1,087,116    $   382,387    $  686,301
        Capitalized                        334,872      1,062,575            --
        Amortization                      (289,535)      (357,846)     (303,914)
                                        -----------   ------------   -----------

          Net                           $1,132,453    $ 1,087,116    $  382,387
                                        ===========   ============   ===========

Customer Lists - Customer lists represent a listing of customers obtained through the acquisitions of CSM, Johnson Computing System, ("Johnson"), AIMS, CareNet (see note 5), and other to which the Company can market its products. Customer lists are being amortized on the straight-line method over an estimated useful life of 12 years for the CSM and Johnson lists, 9 years for the CareNet list, 7 years for the AIMS list and 6 years for other list. The amount allocated to customer lists related to the CareNet acquisition totaled $1,097,138.

Customer lists at December 31, 2004 and 2003 are as follows:
                                                         December 31,
                                                      2004             2003
                                                    ------             ----

        Customer Lists                            $ 6,281,299      $ 6,197,461
        Less: Accumulated Amortization             (4,102,062)      (3,495,710)
                                                  -------------    -------------

        Net                                       $ 2,179,237      $ 2,701,751
                                                  =============    =============

Amortization expense amounted to $606,352, $537,242 and $476,290, respectively, for the years ended December 31, 2004, 2003 and 2002.

Future amortization of customer lists are approximately $612,000, $611,000,$299,000, $193,000 and $154,000 for the years ending December 31, 2005,
2006, 2007, 2008 and 2009 respectively, and $310,000 thereafter.

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

Stock Options and Similar Equity Instruments - At December 31, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 13. As permitted under SFAS No. 148, "Accounting for Stock-Based
Compensation--Transition and Disclosure", which amended SFAS No. 123,
"Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion
("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB")
Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                    Year ended
                                                                   December 31,
                                                        2004           2003          2002
                                                        ----           ----          ----


Net Income as Reported                               $2,752,965      $3,028,901    $1,195,218

Deduct:  Total stock-based employee compensation
expense determined under the fair value-based method
for all awards, net of related tax effect             1,368,139         857,768       123,952
                                                     -----------     ------------  ------------

Pro Forma Net Income                                 $1,384,826      $2,171,133    $1,071,266
                                                     ==========      ==========    ==========

Basic Net Income Per Share as Reported               $      .52      $      .69    $      .32
                                                     ==========      ==========    ==========

Basic Pro Forma Net Income Per Share                 $      .26      $      .49    $      .29
                                                     ==========      ==========    ==========

Diluted Net Income Per Share as Reported             $      .50      $      .64    $      .29
                                                     ==========      ==========    ==========

Diluted Pro Forma Net Income Per Share               $      .25      $      .46    $      .26
                                                     ==========      ==========    ==========

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                            2004          2003            2002
                                            ----          ----            ----
Expected Life (Years)                          5             5               5
Interest Rate                               4.00%         4.00%           4.00%
Annual Rate of Dividends                       0%            0%              0%
Volatility                                    68%           66%             63%



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
-------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies - [Continued]

The weighted average fair value of options at date of grant using the fair value based method during 2004, 2003 and 2002 is estimated at $3.95, $2.38 and $1.42, respectively.

In December 2004, FASB issued SFAS No. 123 (Revised), "Share-Based Payments
(Revised 2004)". See new accounting pronouncements.

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

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in diluted earnings per share by the application of the treasury stock method.
Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company had potentially dilutive options and warrants outstanding of 300,780, -- and 713,544 during the years ended December 31, 2004, 2003 and 2002, respectively, that were not included in the calculation of diluted earnings per share because they were anti dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Year ended December 31,
                                                      2004          2003          2002
                                                      ----          ----          ----


Numerator:
  Net Income                                       $2,752,965    $3,028,901     $1,195,218
                                                   ==========    ==========     ==========

Denominator:
Weighted average shares                             5,331,700     4,418,364      3,748,537
                                                   -----------   -----------    -----------
Effect of dilutive securities:
  Employee stock options                              205,031       333,704        395,668
  Stock warrants                                           --            --          9,279
                                                   -----------   ------------   -----------
  Dilutive potential common shares                    205,031       333,704        404,947
                                                   -----------   ------------   -----------

  Denominator for diluted earnings per
    share-adjusted weighted average shares
    after assumed conversions                       5,536,731     4,752,068      4,153,484
                                                   ===========   ============   ===========

Advertising - Advertising costs are expensed as incurred. Advertising expense amounted to $392,575, $328,199 and $139,110 for the years ended December 31, 2004, 2003 and 2002, respectively.

Reclassification - Certain prior years' amounts have been reclassified to conform to the current year's presentation.

Financial Instruments - SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities" as amended requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Generally, increases or decreases in the fair value of derivative instrument will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument will be recorded as a separate component of stockholders' equity.

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

New Accounting Pronuncements - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company's interim reporting period that begins on July 1, 2005. The transitional provisions of SFAS No. 123R will not have a material effect on the Company's consolidated financial position or results of operations as substantially all outstanding equity instruments vest on or prior to June 30, 2005. The Company will utilize the fair value method for any future instruments after the implementation date.

In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will apply the provisions of this Statement prospectively to nonmonetary asset exchanges occurring on or after January 1, 2006.

In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have any effect on the Company's calculation of EPS.

In September 2004, the EITF issued statement EITF Issue No. 04-08, "The Effect of Contingently Convertible on Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
-------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies - [Continued]

December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement is not expected to have an effect on the Company's calculation of EPS.


[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $423,720 and $1,126,236 at December 31, 2004 and 2003 respectively. The changes in the allowance for doubtful accounts are summarized as follows:
                                              Year Ended December 31,
                                               2004            2003
                                               ----            ----

Beginning Balance                           $ 1,126,236      $   530,640
Provision for Doubtful Accounts               (204,000)        1,046,094
Charge-offs                                   (498,516)         (450,498)
                                            ------------     -----------

Ending Balance                              $  423,720       $ 1,126,236
                                            ===========      ===========


[4] Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:
                                                    December 31,
                                               2004            2003
                                               ----            ----

Costs Incurred on Uncompleted Contracts    $10,663,115      $11,540,502
Estimated Profits                            5,657,902        7,615,475
                                           -------------    ------------

Total                                       16,321,017       19,155,977
Billings to Date                            23,181,805       24,602,127
                                           -------------    ------------

    Net                                    $(6,860,788)     $(5,446,150)
                                           =============    ============


Included in the accompanying consolidated balance sheet under the following captions:

Costs and estimated profits in excess
 of interim billings                       $   636,985      $ 1,817,135
Interim billings in excess of costs and
 estimated profits                          (7,497,773)      (7,263,285)
                                           -------------    ------------

    Net                                    $(6,860,788)     $(5,446,150)
                                           =============    ============


[5] Acquisitions

On June 25, 2003, the Company acquired substantially all of the assets of the CareNet segment ("CareNet") of Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. ("Adia"), pursuant to an asset purchase agreement dated June 25, 2003, among the Company, Adia and Steven Heintz, Jr., the president and majority shareholder of Adia. The principal assets acquired were the intellectual property and customer contracts of CareNet. The total purchase price, including acquisition costs, was $2,003,913 which consisted of 100,000 shares of common stock of the Company valued at $528,000, $838,740 in cash and a three-year promissory note in the principal amount of $500,000 payable in 36 equal monthly installments of principal plus interest at the average prime rate plus 1% as defined in the note agreement. Adia has received certain piggyback registration rights with respect to these 100,000 shares. The cash portion of the purchase price was paid out of existing working capital. The Company also assumed certain contractual obligations and liabilities totaling $68,068 and incurred

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
-------------------------------------------------------------------------------


[5] Acquisitions - [Continued]

$69,105 in legal and accounting costs which are included in the purchase price.

The cost of the acquisition was allocated to purchased software in the amount of $883,075, customer lists in the amount of $1,097,138, and computer hardware in the amount of $23,700. The Company is amortizing the purchased software over an eight-year life and the customer lists over a nine-year life.

In addition, in connection with the acquisition, the Company entered into a three year non-compete and non-solicitation agreement with Steven Heintz, Jr. and Jennifer Lindbert for which they were paid an aggregate fee of $140,000, which fee was paid in cash out of existing working capital and is included in "other assets" on the consolidated balance sheet. The covenant not to compete is being amortized over the three year life. Amortization expense for the years ended December 31, 2004 and 2003 was $46,667 and $23,333 respectively.

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

                                             Year ended December 31,
                                         (in 000's except Per Share Data)
                                             2003             2002
                                             ----             ----
Revenue                                   $27,530            $22,773
Net Income                                $ 3,040            $ 1,218
Net Income Per Share - Basic              $   .69            $   .32
                         Diluted          $   .64            $   .29


[6] Property and Equipment

Property and equipment consist of the following:
                                                        December 31,
                                                     2004           2003
                                                     ----           ----

Equipment, Furniture and Fixtures                 $2,980,440      $2,337,632
Leasehold Improvements                               556,893         562,672
                                                  ------------    ------------

Totals - At Cost                                   3,537,333       2,900,304
Less:  Accumulated Depreciation
  and Amortization                                   990,385         308,546
                                                  ------------    ------------

    Net                                           $2,546,948      $2,591,758
                                                  ============    ============

Depreciation and amortization expense amounted to $681,839, $315,171, and $256,517, respectively for the years ended December 31, 2004, 2003 and 2002.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
-------------------------------------------------------------------------------


[7] Long Term Debt

Long-term debt at December 31, 2004 consists of the following:

Term loan payable, bank - due in monthly installments
of $41,666.                                                      $   750,028

Note payable, ADIA - due in monthly installments of
$13,889.                                                              250,000
                                                                 ------------

        Total Long-Term Debt                                        1,000,028

Less: Current Portion                                                 666,667
                                                                  -----------

        Long-Term Debt, Less Current Portion                     $    333,361
                                                                 ============

The Company has a five-year term loan with a bank with an original principal balance of $2.5 million which matures in June 2006. The term loan is paid in equal monthly installments during the term of the loan plus interest. The term loan bears interest at LIBOR plus 2.5%. In addition, the Company entered into an interest rate swap agreement on the term loan at 7.95% for five years (Note 12). The financing agreement contains certain covenants including limitations on the Company's ability to incur liens, enter into change of control transactions, maintain a minimum net worth at $9,000,000 and requires the maintenance of certain financial ratios. The borrowing is collateralized by a first priority security interest and lien on all the assets of the Company. As of December 31, 2004, the Company was in compliance with the financial covenants of this agreement.

In connection with the acquisition of CareNet (see note 5), the Company issued a three year promissory note to Adia in the principal amount of $500,000 payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1% on the date of issuance adjusted on each note anniversary date (5.25% at December 31, 2004).

Maturities of long-term debt at December 31, 2004 are as follows:

                             For the Year Ending
                               December 31,            Amount
                               -----------             ------
                                    2005            $   666,667
                                    2006                333,361
                                                    -----------

                                       Total        $ 1,000,028


[8] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in SFAS No. 109, "Accounting for Income Taxes." This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

During the years ended December 31, 2004 and 2003, the Company utilized approximately $2.4 million and $2.8 million, respectively of net operating loss carryforwards. At December 31, 2004, the Company has remaining net operating loss carryforwards of approximately $4,026,000 expiring through 2020. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of this net operating loss carryforward is limited. Approximately $3,199,000 can be used in 2005 and $827,000 can be used in 2006; unused amounts can be carried forward. In addition, the $717,000 tax benefit related to approximately $1,800,000 of net operating losses generated in 2000 on exercise of non-qualified compensatory stock options and warrants was credited to paid-in-capital in 2004.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
-------------------------------------------------------------------------------


[8] Income Taxes - [Continued]

The Company's provision for taxes for the year ended December 31, 2004 includes certain state and local taxes.

The expiration dates of net operating loss carryforwards are as follows:

December 31,                                        Amount
------------                                        ------

    2017                                             2,216,000
    2020                                             1,810,000
                                                  ------------
                                                   $ 4,026,000


Provision for income taxes consists of the following:
                                           Year ended December 31,
                                           -----------------------
                                       2004            2003          2002
                                       ----            ----          ----
Current:
  Federal                         $   56,000      $   24,000    $         --
  State                              131,000          89,425          84,000
                                  ----------      -----------   ------------
                                     187,000         113,425          84,000
                                  ----------      -----------   ------------

Deferred:
  Federal                            104,000        (900,000)       (400,000)
  State                               18,000              --              --
                                  -----------    ------------   ------------
                                     122,000        (900,000)       (400,000)
                                  -----------    ------------   -------------

    Total                         $  309,000      $ (786,575)   $   (316,000)
                                  ==========     ============   =============


The difference between income taxes at the statutory Federal income tax rate and income taxes reported in the income statement is as follows:
                                                       Year ended December 31,
                                                       -----------------------
                                                    2004        2003      2002
                                                    ----        ----      ----

Income taxes at the federal statutory rate           34%          34%      34%
State and local income taxes net of Federal taxes     3            3        5
Nondeductible expenses                                2            2        6
Federal Minimum Tax                                                2       --
Decrease in valuation allowance                     (31)         (76)     (82)
Other                                                --           --        1
                                                   -----         ------  ------

                                                     10%         (35)%    (36)%
                                                   =====         ======  ======

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
-------------------------------------------------------------------------------


[8] Income Taxes - [Continued]

Significant components of the Company's deferred tax assets are comprised of the following:
                                                          December 31,
                                                          ------------
                                                      2004             2003
                                                      ----             ----

Net operating loss carryforward                    $ 1,605,000     $ 2,640,000
Allowance for doubtful accounts                        169,000         457,000
Accrued vacation and bonuses                           317,000         364,000
Alternative minimum tax credit carryforward            147,000          98,000
Other                                                  157,000         (28,000)
                                                   -------------   ------------

Total deferred tax assets                            2,395,000       3,531,000

Valuation allowance                                         --      (1,731,000)
                                                   -------------   ------------

Net deferred tax assets                            $ 2,395,000     $ 1,800,000
                                                   =============   ============

The valuation allowance decreased by $1,731,000 at December 31, 2004 of which $717,000 was recorded as an addition to Additional Paid in Capital from stock based net operating loss carry forwards. During 2004, the Company reduced the valuation allowance to zero based upon its belief that it is more likely than not that the entire net operating loss carry forward will be utilized.


The change in the valuation allowance for deferred tax assets are summarized as follows:

                                                Year Ended December 31,
                                                -----------------------
                                           2004            2003           2002
                                           ----            ----           ----

Beginning Balance                      $ 1,731,000   $ 4,010,000    $ 4,467,000
Change in Allowance                     (1,731,000)   (2,279,000)      (457,000)
                                       ------------   -----------    ----------

Ending Balance                         $        --   $ 1,731,000    $ 4,010,000
                                       ============   ===========    ==========


[9] Stockholders' Equity

The Company's Board of Directors is authorized to issue preferred stock from time to time without stockholder action, in one or more distinct series. The Board of Directors is authorized to determine the rights and preferences of the preferred stock when issued. The Board of Directors has authorized the issuance of Series A, Series B and Series D preferred stock. No shares of any series of preferred stock were outstanding on December 31, 2004.

Common Stock Issuances - On June 25, 2003 the Company issued 100,000 shares of its common stock in connection the acquisition of CareNet. See note 5 for information relating to this acquisition.


Treasury Stock - During 2004, options to purchase 38,877 shares were exercised and the Company received gross proceeds of $166,400. Pursuant to the option grants, employees have the right to pay for the exercise price of the options by delivering shares of common stock owned by them. Included in the 2004 exercise of options were 12,250 options owned by a Company officer. These options were exercised by the delivery of 4,166 shares of the Company's common stock, which were valued at $53,533, which was based upon the market price of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company's stock option plans.

During 2003, stock options to purchase 668,197 shares were exercised and the Company received gross proceeds of $1,800,256. Included in the gross proceeds received from the exercise of the options was the

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
-------------------------------------------------------------------------------


[9] Stockholders' Equity - [Continued]

delivery of 133,961 shares of the Company's common stock, which were valued at $1,011,337, which was based upon the market price of the common stock on the date of the exercise in accordance with the cashless exercise provisions fo the Company's stock option plans.

Included in the 2003 option exercises were 350,280 options owned by certain of the Company's officers and members of the Board of Directors. Pursuant to the option grants, employees have the right to pay for the exercise price of the options by delivering shares of common stock owned by them. These options were exercised by delivery of 97,718 shares of the Company's common stock valued at $682,965, which was based upon the market price of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company's stock option plans.

During 2002, stock options to purchase 327,183 shares were exercised and the Company received gross proceeds of $505,210. Pursuant to the option grants, employees have the right to pay for the exercise price of the options by delivering shares of common stock owned by them. During 2002, the Company received 61,759 shares having a value of $348,302, as the exercise price of the options which was based upon the market price of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company's stock option plans.

Stock Options and Warrants - See Note 13 for information relating to the Company's 1998, 1999 and 2001 Long-Term Incentive Plans.

During 2003, warrants to purchase 713,620 shares were exercised and the Company received net proceeds of $5,720,108.

On February 27, 2003, the Board of Directors authorized management to purchase up to $100,000 of the Company's common stock at any time the market price of the common stock is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in the open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. The Company expects to fund any stock repurchases from its operating cash flow. As of December 31, 2004, the Company had not made any stock repurchases.

On December 21, 2000, the stockholders of the Company approved the 1999 Employee Stock Purchase Plan. The plan reserves 150,000 shares of common stock. The plan provides eligible employees with the opportunity to purchase shares of common stock at a discounted price through regular payroll deductions. No shares have been issued as of December 31, 2004 under this plan.

Dividends - In July 2003, the Company's Board of Directors approved a cash dividend of $.10 per share of common stock which was paid in September 2003 to all stockholders of record on August 20, 2003. The amount charged to additional paid-in capital in August 2003, based upon the shares outstanding on August 20, 2003, the record date of the dividend, was $441,447.


[10] Capital Lease Obligations

Future minimum payments under capital lease obligations as of December 31, 2004 are as follows:

Year ending
-----------
December 31,
------------
      2005                                                         68,957
      2006                                                         21,877
                                                                 --------

    Total Minimum Payments                                         90,834
    Less Amount Representing Interest at 7.9% Per annum             4,852
                                                                 ---------

Balance                                                          $ 85,982
                                                                 ========

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
-------------------------------------------------------------------------------


[10] Capital Lease Obligations - [Continued]

Capital lease obligations are collateralized by equipment which has a cost of $183,326 at December 31, 2004 and $223,326 at December 31, 2003 and accumulated amortization of $91,663 and $66,554 at December 31, 2004 and 2003, respectively. Amortization of $61,109 in 2004 and $38,554 in 2003 and 8,000 in 2002,
respectively, has been included in depreciation expense.


[11] Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and the note payable to Adia approximate the fair value of these instruments because of their short maturities or floating interest rates.

The Bank debt, including current maturities, has a carrying value of approximately $750,028 and an estimated fair value of $757,000. Estimated fair value is based on the expected current rates offered to the Company for instruments of the same or similar maturities, after considering the effect of the interest rate swap.


[12] Commitments and Contingencies

Leases
------

The Company leases space for its executive offices and facilities under a cancellable operating lease expiring October 2014. In addition the Company leases four sales and service offices under non cancelable operating leases expiring at various times through January 2007.

In December 2003, the Company relocated its Islip, New York headquarters facility to a larger facility in Great River, New York. The lease is for a ten year and ten month period. The lease provides for a fixed monthly rent of $45,700 and includes an annual escalation increase of 3%. There are no lease payments required during the first ten months of the lease and the Company has the option of canceling the lease after six years. However, upon cancellation, certain unamortized costs must be reimbursed to the landlord. Future maturities of this lease were considered for the entire ten year and ten month period.

Minimum annual rentals under noncancellable operating leases having terms of more than one year are as follows:

Year ending
-----------
December 31,
------------
    2005                                          $   745,000
    2006                                              724,000
    2007                                              617,000
    2008                                              629,000
    2009                                              624,000
Thereafter                                          3,258,000
                                                  -----------

                                 Total            $ 6,597,000


Rent expense amounted to $833,000, $519,000 and $455,000 respectively, for the years ended December 31, 2004, 2003 and 2002.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
-------------------------------------------------------------------------------


[12] Commitments and Contingencies [Continued]

Employment Agreements
---------------------

In April 2004, the Company entered into revised employment agreements with Messrs. James L. Conway, Chief Executive Officer, Gerald O. Koop, President and Anthony F. Grisanti, Chief Financial Officer. Messrs. Conway and Grisanti's contract will expire on December 31, 2006 and Mr. Koop's contract will expire on December 31, 2005. Messrs. Conway and Grisanti's contracts also provide for an option to extend their contracts for one additional year so that upon the exercise of such option, their contracts would expire on December 31, 2007. The minimum aggregate base compensation for its three officers is $543,000 for 2005 and $362,000 for each of 2006 and 2007, subject to annual increases equal to the greater of 5% or the increase in the cost of living index. The agreements also provide the officers with an automobile allowance. In the event of a change of control, the executive may receive severance payments equal to 36 months compensation.

The Company also has a consulting agreement with a former Director, which provides for annual fees of $75,000 through December 31, 2007. The agreement also provides the former Director with an automobile allowance. In the event of a change of control, the former Director may receive severance payments of 36 months compensation.


Effective April 1, 2004, we adopted an Executive Retirement, Non-Competition and Consulting Plan which was subsequently amended August 5, 2004 effective April 1, 2004, pursuant to which, following their retirement, selected officers will be entitled to receive a minimum payment of approximately $85,000 per year for a period of six years, provided, that such officers (i) provide a minimum amount of consulting days each month and (ii) agree to certain covenants not to compete. The annual payments are subject to 10% increases up to a maximum of $136,893 per year. Pursuant to the Executive Retirement, Non-Competition and Consulting Plan, the selected officers are also entitled to receive health benefits for life, provided that there are no breaches of the covenants not to compete. Each of Messrs. Conway, Koop and Grisanti are entitled to receive benefits under the plan.

Mr. Phillip's employment contract expired on December 31, 2003 and he retired effective April 1, 2004. Pursuant to the terms of our Executive Retirement, Non-Competition and Consulting Plan, Mr. Phillips will receive $85,000 per year for each of the next six years; provided that he complies with the non-competition covenants of the plan.


Future minimum payments related to consulting and Executive Retirement, Non-Competition and Consulting agreements for the next five years are as follows:

                                    Year Ending
                                    December 31,                    Amount
                                    ------------                    ------
                                       2005                        169,000
                                       2006                        160,000
                                       2007                        160,000
                                       2008                         85,000
                                       2009                         85,000
                                       Thereafter                   21,000
                                                                 ----------

                                                   Total         $ 680,000


Interest Rate Swap
------------------

In June 2001 the Company entered into an interest rate swap with a bank, which expires on June 1, 2006. The swap transaction was entered into to protect the Company from upward movement in interest rates

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15


[12] Commitments and Contingencies - [Continued]

relating to outstanding bank debt (See note 7) and calls for a fixed rate of 7.95%. When the one-month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the difference in rates. At December 31, 2004 and 2003 the fair value of the swap of $15,152 and $59,068, respectively, is recorded as a non-current liability. The swap transaction has been accounted for as a hedge, and accordingly, the change in the fair value of the swap of $43,916, $48,645 and $32,838 during the years ended December 31, 2004, 2003, and 2002, respectively, has been recorded as part of comprehensive income.

Letter of Credit

The Company relocated its Islip, New York headquarters to a larger facility in Great River, New York. Included in the terms and conditions of the Great River lease is the requirement that the Company provide to the landlord a letter of credit in the amount of $292,980, which represents approximately six months rent. This letter of credit was provided to the landlord on October 31, 2003. After the first 22 months of the lease the letter of credit will be reduced to the amounts as follows:

               $224,150 for months 23 through 34 of the lease. $195,320 for months 35 through 46 of the lease. $146,490 for months 47 through 58 of the lease. $97,660 for months 59 to the expiration of the lease.


[13] Stock-Based Compensation

Long Term Incentive Plans - The Company has three long-term incentive plans, the 1998 Long-Term Incentive Plan (the "1998 Plan"), as amended, the 1999 Long-Term Incentive Plan (the "1999 Plan") and the 2001 Long-Term Incentive Plan (the "2001 Plan"), as amended. The 2001 Plan was approved by the stockholders on March 7, 2002 and originally provided for the issuance of 180,000 shares of common stock. In January 2003, the 2001 Plan was amended and approved by the stockholders to provide for an increase in the number of shares subject to the plan from 180,000 to 550,000. In May 2004, the 2001 Plan was further amended and approved by the stockholders to provide an increase in the number of shares subject to the plan from 550,000 to 950,000. The Company may issue 790,000, 300,000 and 950,000 shares of Common Stock pursuant to the 1998 Plan, the 1999 Plan and the 2001 Plan, respectively. The options, when granted vest ratably over one year. At December 31, 2004 there were 0, 4,250 and 4,045 shares available for further issuance under the 1998 Plan, the 1999 Plan and 2001 Plan, respectively.

The 1998 Plan, the 1999 Plan and the 2001 Plan (collectively, the "Plans") are administered by the Compensation Committee of the board of directors. Officers and other key employees, consultants and directors (other than non-employee directors) are eligible to receive options or other equity-based incentives under the Plans.

The Plans provides that each non-employee director automatically receives a nonqualified stock option to purchase 6,000 shares of common stock and the chairman of the audit committee and the compensation committee will receive a nonqualified stock option to purchase 7,500 shares of common stock on April 1 of each year. However, if there are not sufficient shares available under the applicable Plan, the non-employee director will receive a lesser number of shares.

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



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16


[13] Stock-Based Compensation - [Continued]

A summary of the activity under the Plans is as follows:

                                           2004                            2003                          2002
                                 -------------------------       --------------------------    -----------------------
                                               Weighted                         Weighted                    Weighted
                                               --------                         --------                    --------
                                                Average                          Average                     Average
                                                -------                          -------                     -------
                                               Exercise                         Exercise                    Exercise
                                               --------                         --------                    --------
                                 Shares          Price           Shares           Price        Shares        Price
                                 ------          -----           ------           -----        ------        -----

Outstanding - Beginning of
  Year                           365,755        $4.111           664,702         $2.276        793,385       $1.917
Granted During the Year          397,455         8.438           381,000          4.754        198,500        2.505
Canceled During the Year              --            --           (11,750)         1.724             --           --
Exercised During the Year        (38,877)        4.280          (668,197)         2.694       (327,183)       1.544
                                 --------       -------         ----------       -------      ---------      -------

   Outstanding - End of Year     724,333        $6.476           365,755         $4.111        664,702       $2.276
                                 ========       =======         ==========       =======      =========      =======

   Exercisable - End of Year     525,606        $5.734           226,253         $3.721        575,451       $2.242
                                 ========       =======         ==========       =======      =========      =======

The following table summarizes stock option information as of December 31, 2004:

                                           Options Outstanding
                                           -------------------
                                                Weighted
                                                --------
                                           Average Remaining         Options
                                           -----------------         -------
Exercise Prices     Number Outstanding      Contractual Life       Exercisable
---------------     ------------------      ----------------       -----------

$13.29                      1,500             4.25 Years                 750
$8.49                     299,280             4.42 Years             149,640
$8.20                      96,675             4.50 Years              48,338
$6.61                       9,000             3.58 Years               9,000
$4.93                     124,628             3.08 Years             124,628
$4.37                       7,500             8.50 Years               7,500
$4.37                     106,250             3.50 Years             106,250
$2.50                      24,000             2.25 Years              24,000
$2.40                       5,000             2.50 Years               5,000
$2.38                       5,000             2.50 Years               5,000
$1.81                      45,500             1.00 Years              45,500
-----                    --------             ----------            --------

   Totals                 724,333             3.78 Years             525,606
                         ========             ==========            ========


Warrants Issued as Compensation - In 2001, the term of the Company's $12 Series
B Common Stock Purchase Warrants for 448,544 shares, was extended to January 31,
2002. In January 2002, the term of the 448,544 $12 warrants was further extended to July 31, 2002. In July 2002, the term of the warrants was further extended to January 31, 2003. There was no financing costs associated with the warrant extensions in 2001 and 2002 because of the variance between the $12 exercise price and the market value of the Company's stock at the date of the warrant extension. In January 2003, the term of the warrants was further extended to April 30, 2003. In April 2003, the Company agreed to extend the term of these warrants to July 31, 2003. The Company re-measured the fair value of the warrants at the dates of extension. No financing costs were recorded associated with the warrant extension made in January 2003, as there was no material change in their fair value. The Company charged $1,125 to operations related to the warrant extension made in April 2003. In July 2003, the Company agreed to extend the term of these same warrants from July 31, 2003 to October 31, 2003. The
Company re-measured the fair value of the warrants at the date of extension and charged $5,211 of financing costs to operations




NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17
-------------------------------------------------------------------------------


[13] Stock-Based Compensation - [Continued]

in July 2003. On October 23, 2003, the Company reduced the exercise price of the warrants from $12.00 per share to $10.00 per share and through October 31, 2003, 423,620 warrants were exercised and the Company received gross proceeds of $4,236,200 less $59,592 of costs. The remaining 24,924 warrants expired unexercised.

During 2003, 120,000 warrants that were issued in 1999 were exercised and the Company received gross proceeds of $629,000.

During 2002, the Company issued warrants to purchase 200,000 shares in connection with a financial advisory agreement whereby the Company would pay consulting fees in addition to the issuance of warrants. These warrants, expired over various times ranging from one to two years, were valued at $.24 per warrant, which represented the costs of the services based upon the contractual agreement. The warrants had the following exercise price, vesting dates and expiration date for the number of shares set forth below:

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

The $48,000 value of the warrants is being charged to operations over the vesting period. As a result, $33,600 was charged to operations in 2002 and $14,400 was charged to operations in 2003. During 2003, 170,000 of these warrants were exercised and the Company received gross proceeds of $914,500 and 30,000 warrants with an exercise price of $4.00 expired.


A summary of warrant activity is as follows:

                                         2004                            2003                          2002
                               -------------------------       --------------------------    -----------------------
                                            Weighted                      Weighted                     Weighted
                                            --------                      --------                     --------
                                             Average                       Average                      Average
                                             -------                       -------                      -------
                                             Exercise                     Exercise                     Exercise
                                             --------                     --------                     --------
                               Shares         Price            Shares       Price             Shares     Price
                               ------         -----            ------       -----             ------     -----

Outstanding - Beginning
  of Year                          --           --            768,544       $9.17            608,544    $10.11
Granted During the Year            --           --                 --          --            648,544    $ 9.89
Expired During the Year            --           --            (54,924)      $6.72           (488,544)   $11.30
Exercised During the Year          --           --           (713,620)      $8.10                 --        --
                               --------       -----          ---------      ------          ----------  -------

   Outstanding - End of Year       --           --                 --       $  --            768,544    $ 9.17
                               ========       ======         ==========     =======         ==========  =======

   Exercisable - End of Year       --           --                 --       $  --            708,544    $ 9.31
                               ========       ======         ==========     =======         ==========  =======



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #18


[14] Operating Segments

The Company currently classifies its operations into three business segments:
(1) Software and Related Systems and Services, (2) Data Center Services, (3)
Application Service Provider Services ("ASP"). Software and Related Systems and
Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. Data Center Services involve Company personnel performing data entry and data processing services for customers. ASP services involve the Company offering several of its software products on a virtual private network or internet delivery approach, thereby allowing its customers to utilize the Company's products and pay on a monthly service basis. ASP services is a new segment established as a result of the CareNet acquisition in June
2003. Prior to the acquisition of CareNet, the Company's ASP operations were immaterial and were included in Software and Related Systems and Services.
Intersegment sales and sales outside the United States are not material.
Information concerning the Company's business segments is as follows:
                                                              Year ended December 31,
                                                              -----------------------
                                                        2004              2003            2002
                                                        ----              ----            ----

Revenues:
---------
      Software and Related Systems and Services    $25,221,131       $24,610,356       $20,168,785
      Data Center Services                           2,058,240         1,973,492         1,957,392
      Application Service Provider Services          1,725,473           591,202                --
                                                   -------------     --------------    -----------
      Total Revenues                               $29,004,844       $27,175,050       $22,126,177
      --------------                               ===========       ===========       ===========

Gross Profit:
-------------
      Software and Related Systems and Services    $11,849,085       $11,953,795       $ 7,357,188
      Data Center Services                           1,208,887           939,110           945,790
      Application Service Provider Services            799,140           213,897                --
                                                   -------------     --------------    ------------
      Total Gross Profit                           $13,857,112       $13,106,802       $ 8,302,978
      ------------------                           ===========       ===========       ============

Income before Income Taxes:
---------------------------
      Software and Related Systems and Services    $ 2,095,722       $ 1,700,571       $   486,371
      Data Center Services                             784,353           476,959           392,847
      Application Services Provider Services           181,890            64,796                --
                                                   --------------    ---------------   -------------
      Total Income before Income Taxes             $ 3,061,965       $ 2,242,326       $   879,218
      --------------------------------             ============      ============      ============

Depreciation and Amortization:
------------------------------
      Software and Related Systems and Services    $ 1,247,962       $ 1,012,367       $   866,115
      Data Center Services                             113,676           103,285           170,606
      Application Services Provider Services           262,755           117,940                --
                                                   --------------    --------------    -------------
      Total Depreciation and Amortization          $ 1,624,393       $ 1,233,592       $ 1,036,721
      -----------------------------------          ============      ============      ============

Capital Expenditures:
---------------------
      Software and Related Systems and Services    $   950,094       $ 2,546,295       $   248,201
      Data Center Services                              12,144           151,390             6,266
      Application Services Provider Services            93,501         2,006,683                --
                                                   ---------------   -------------     -------------
      Total Capital Expenditures                   $ 1,055,739         4,704,368       $   254,467
      --------------------------                   ============      =============     =============

Identifiable Assets:
--------------------
      Software and Related Systems and Services    $31,291,838       $29,530,139       $20,540,031
      Data Center Services                           2,775,036         2,607,681         1,875,772
      Application Services Provider Services         3,640,027         2,495,569                --
                                                   -------------     -------------     -------------
      Total Identifiable Assets                    $37,706,901       $34,633,389       $22,415,803
      -------------------------                    ===========       ===========       ============


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #19
-------------------------------------------------------------------------------


[15] Legal Proceedings

From time to time the Company is involved in ordinary and routine litigation matter in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial position and results of operations.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NETSMART TECHNOLOGIES, INC.


Dated:  March 17, 2005           By: /s/ James L. Conway
                                     ------------------------------
                                     James L. Conway, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes James L. Conway and Anthony F. Grisanti (or any of them acting in the absence of the others), as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.


     Signature                           Title                       Date
     ---------                           -----                       ----


/s/ James L. Conway              Chief Executive Officer         March 17, 2005
-----------------------          and Director (Principal
James L. Conway                  Executive Officer)


/s/ Anthony F. Grisanti          Chief Financial Officer         March 17, 2005
-----------------------          (Principal Financial and
Anthony F. Grisanti              Accounting Officer)


/s/ John F. Phillips             Director                        March 17, 2005
-----------------------
John F. Phillips


                                 President and Director          March __, 2005
-----------------------
Gerald O. Koop


/s/ Joseph G. Sicinski           Director                        March 17, 2005
-----------------------
Joseph G. Sicinski


Francis J. Calcagno              Director                        March 17, 2005
-----------------------
Francis J. Calcagno


/s/ John S.T. Gallagher          Director                        March 17, 2005
-----------------------
John S.T. Gallagher


__________________               Director                        March __, 2005
Dr. Yacov Shamash

                                  EXHIBIT INDEX
                                  -------------

         3.1(1)     Restated Certificate of Incorporation, as amended
         3.2(1)     By-Laws
         10.1(9)    Employment Agreement dated April 1, 2004, between the
                    Registrant and James L. Conway
         10.2(9)    Consulting Agreement dated April 1, 2004, between the
                    Registrant and John F. Phillips
         10.3(9)    Employment Agreement dated April 1, 2004, between the
                    Registrant and Gerald O. Koop
         10.4(9)    Employment Agreement dated April 1, 2004, between the
                    Registrant and Anthony F. Grisanti
         10.5(2)    Consulting Agreement dated January 1, 2001, between the
                    Registrant and Edward D. Bright
         10.6(1)    1993 Long-Term Incentive Plan
         10.7(3)    1998 Long-Term Incentive Plan
         10.8(4)    1999 Long-Term Incentive Plan
         10.9(5)    2001 Long-Term Incentive Plan - Amended
         10.10(4)   1999 Employee Stock Purchase Plan
         10.11(2)   Agreement dated June 1, 2001, between the Registrant and
                    Fleet Bank
         10.12(6)   AIMS Acquisition Agreement
         10.13(7)   Agreement dated June 25, 2003, among Registrant, Creative
                    Socio-Medics Corp., Shuttle Data Systems  Corp.,
                    d/b/a/ ADIA  Information  Management  Corp. and Steven
                    Heintz, Jr.
         10.14(8)   Lease agreement dated as of December 22, 2003, between
                    Registrant and Spacely LLC.
         10.14(10)  Amended Executive Retirement, Non Competition and Consulting
                    Plan.
         21.1       Subsidiary of the Registrant
         23.1       Consent of Marcum & Kliegman LLP
         24         Powers of Attorney (See Signature Page)
         31.1       Certification of Chief Executive Officer
         31.2       Certification of Chief Financial Officer
         32         Certification  pursuant  to 18 U.S.C.  Section  1350 as
                    adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Filed as an appendix to the Registrant's proxy statement dated March 30, 2004, relating to its 2004 Annual Meeting of Stockholders and incorporated herein by reference.

(6)   Filed as an exhibit to the Registrant's 8-K dated May 10, 2001.

(7)   Filed as an exhibit to the Registrant's 8-K dated July 8, 2003.

(8)   Filed as an exhibit to the Registrant's 10-K dated March 23, 2004.

(9)   Filed as an exhibit to the Registrant's 10-Q dated May 5, 2004.

(10)  Filed as an exhibit to the Registrant's 10-Q dated August 9, 2004.