Form 10-Q
period 2005-03-31
NETSMART TECHNOLOGIES INC
filed 2005-05-11
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005
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

Yes  X            No__
    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  __  No  X
            ---


Number of shares of common stock outstanding as of May 2, 2005:      5,351,607
                                                                     =========

Netsmart Technologies, Inc. and Subsidiary

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                        Page
                                                                      ----


Condensed Consolidated Balance Sheets - March 31, 2005 (Unaudited)
and December 31, 2004                                                  1-2

Condensed Consolidated Statements of Income - (Unaudited)
 Three Months Ended March 31, 2005 and 2004                             3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
 Three Months Ended March 31, 2005 and 2004                            4-5

Condensed Consolidated Statement of Stockholders' Equity-(Unaudited)
 Three Months Ended March 31, 2005                                      6

Notes to Condensed Consolidated Financial Statements                   7-10

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                        11-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     21

Item 4.  Controls and Procedures                                        21

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                               22

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                     March 31,     December 31,
                                                     ---------     ------------
                                                       2005            2004
                                                       ----            ----
                                                     Unaudited
                                                     ---------
Assets:
Current Assets:
         Cash and Cash Equivalents                   $18,101,393   $16,411,735
         Accounts Receivable - Net                     9,308,207    11,714,691
         Costs and Estimated Profits in Excess
           of Interim Billings                           673,431       636,985
         Deferred taxes                                1,076,000     1,111,000
         Other Current Assets                            614,436       596,253
                                                      ----------    ----------

         Total Current Assets                         29,773,467    30,470,664
                                                      ----------    ----------

Property and Equipment - Net                           2,485,768     2,546,948
                                                      ----------    ----------

Other Assets:
         Software Development Costs - Net              1,066,989     1,132,453
         Customer Lists - Net                          2,026,444     2,179,237
         Deferred taxes less current portion           1,182,000     1,284,000
         Other Assets                                     86,009        93,599
                                                      ----------    ----------

Total Other Assets                                     4,361,442     4,689,289
                                                      ----------    ----------

Total Assets                                         $36,620,677   $37,706,901
                                                      ==========    ==========



See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                      March 31,      December 31,
                                                                      ---------      ------------
                                                                        2005             2004
                                                                        ----             ----
                                                                      Unaudited
                                                                      ---------


Liabilities and Stockholders' Equity:
Current Liabilities:
         Current Portion - Long Term Debt                           $    666,667    $    666,667
         Current Portion Capital Lease Obligations                        65,737          64,450
         Accounts Payable                                              1,668,741       1,572,930
         Accrued Expenses                                              1,222,448       1,545,127
         Interim Billings in Excess of Costs and Estimated
           Profits                                                     6,107,017       7,497,773
         Deferred Revenue                                              1,218,599         907,630
                                                                      ----------      ----------

         Total Current Liabilities                                    10,949,209      12,254,577
                                                                      ----------      ----------

         Long Term Debt - Less current portion                           166,696         333,361
         Capital Lease Obligations - Less current portion                  4,607          21,532
         Interest Rate Swap at Fair Value                                  8,420          15,152
         Deferred Rent Payable                                           463,633         455,427
                                                                      ----------      ----------

         Total Non Current Liabilities                                   643,356         825,472
                                                                      ----------      ----------

Commitments and Contingencies

Stockholders' Equity:
         Preferred Stock - $.01 Par Value, 3,000,000
           Shares Authorized; None issued and outstanding                    --              --

         Common Stock - $.01 Par Value; Authorized
           15,000,000 Shares; Issued and outstanding
           5,574,531 and 5,346,607 shares at
           March 31, 2005 and 5,567,124 and 5,339,200
           shares at December 31, 2004                                    55,745          55,671

         Additional Paid in Capital                                   29,924,495      29,893,223
         Accumulated Comprehensive loss - Interest Rate Swap              (8,420)        (15,152)
         Accumulated Deficit                                          (3,230,726)     (3,593,908)
                                                                      ----------      ----------
                                                                      26,741,094      26,339,834
         Less:  cost of shares of Common Stock held
           in treasury - 227,924 shares at March 31, 2005
           and December 31, 2004                                       1,712,982       1,712,982
                                                                      ----------      ----------

         Total Stockholders' Equity                                   25,028,112      24,626,852
                                                                      ----------      ----------

Total Liabilities and Stockholders' Equity                          $ 36,620,677    $ 37,706,901
                                                                      ==========      ==========


See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
-------------------------------------------------------------------------------
                                                    Three months ended
                                                         March 31,
                                                    ------------------
                                                  2005               2004
                                                  ----               ----
Revenues:
  Software and Related
    Systems and Services:
    General                                    $4,240,756          $4,062,955
    Maintenance Contract
      Services                                  2,154,119           1,917,226
                                                ---------           ---------
    Total Software and Related
      Systems and Services                      6,394,875           5,980,181

  Application Service Provider Services           555,421             354,814

  Data Center Services                            478,405             487,981
                                                ---------           ---------

  Total Revenues                                7,428,701           6,822,976
                                                ---------           ---------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                     2,260,327           2,234,567
    Maintenance Contract
      Services                                  1,060,759             985,474
                                                ---------           ---------

    Total Software and Related
      Systems and Services                      3,321,086           3,220,041

    Application Service Provider Services         276,848             226,510

  Data Center Services                            230,743             214,057
                                                ---------           ---------

  Total Cost of Revenues                        3,828,677           3,660,608
                                                ---------           ---------

Gross Profit                                    3,600,024           3,162,368
                                                ---------           ---------

Selling, General and
  Administrative Expenses                       1,988,112           1,830,886
Research, Development and Maintenance           1,070,382             778,608
                                                ---------           ---------

  Total                                         3,058,494           2,609,494
                                                ---------           ---------

Operating Income                                  541,530             552,874

Interest and Other Income                          57,289              31,640

Interest and Other Expense                        (19,637)            (41,584)
                                                ---------           ---------

Income before Income Tax Expense                  579,182             542,930

Income Tax Expense                                216,000             218,000
                                                ---------           ---------

  Net Income                                   $  363,182          $  324,930
                                                =========           =========

Earnings Per Share ("EPS")of Common Stock:
  Basic EPS                                    $      .07          $      .06
                                                =========           =========

Weighted Average Number of Shares of
  Common Stock Outstanding                      5,342,489           5,317,574
                                                =========           =========

Diluted EPS                                    $      .07          $      .06
                                                =========           =========

Weighted Average Number of Shares of
  Common Stock and Common Stock
  Equivalents Outstanding                       5,560,537           5,571,569
                                                =========           =========

See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
-------------------------------------------------------------------------------


                                                          Three Months ended
                                                               March 31,
                                                          ------------------
                                                        2005              2004
                                                        ----              ----

Operating Activities:
  Net Income                                         $   363,182      $   324,930
                                                      ----------       ----------

  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
    Depreciation and Amortization                        406,851          388,146
    Provision for Doubtful Accounts                       99,000              --
    Deferred Income Taxes                                137,000          187,000

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                2,307,484         (195,578)
    Costs and Estimated Profits in
     Excess of Interim Billings                          (36,446)         187,673
    Other Current Assets                                 (18,183)          18,907
    Other Assets                                          (4,077)          10,157

 Increase [Decrease] in
  Accounts Payable                                        95,811         (249,718)
  Accrued Expenses                                      (322,679)        (202,553)
  Interim Billings in Excess of
    Costs and Estimated Profits                       (1,390,756)      (1,291,792)
  Deferred Revenue                                       310,969          236,569
  Deferred Rent Payable                                    8,206              --
                                                      ----------       ----------

 Total Adjustments                                     1,593,180         (911,189)
                                                      ----------       ----------

Net Cash Provided by (Used In)
  Operating Activities                                 1,956,362         (586,259)
                                                      ----------       ----------

Investing Activities:
  Acquisition of Property and Equipment                 (115,747)        (964,503)
  Capitalized Software Development                           --           (44,000)
                                                      ----------       ----------

 Net Cash Used In Investing Activities                  (115,747)      (1,008,503)
                                                      ----------       ----------


See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
-------------------------------------------------------------------------------

                                                     Three Months ended
                                                          March 31,
                                                     ------------------
                                                   2005              2004
                                                   ----              ----
Financing Activities:
  Payment of Capitalized Lease Obligations      $   (15,638)      $   (16,314)
  Net Proceeds from Stock Options Exercised          31,346           105,677
  Payments of Term Loan                            (166,665)         (166,665)
                                                 ----------        ----------

  Net Cash Used in Financing Activities            (150,957)          (77,302)
                                                 ----------        ----------

  Net Increase (Decrease) in Cash
    and Cash Equivalents                          1,689,658        (1,672,064)

  Cash and Cash Equivalents -
    Beginning of Period                          16,411,735        15,920,993
                                                 ----------        ----------

  Cash and Cash Equivalents -
    End of Period                               $18,101,393       $14,248,929
                                                 ==========        ==========

Supplemental  Disclosure of Cash
  Flow Information:
    Cash paid during the period for:
      Interest                                  $    42,470       $    42,351
      Income Taxes                              $    88,990       $   139,598

Non Cash Investing and Financing Activities:
The fair value of the interest rate swap decreased by $6,732 for the three months ended March 31, 2005. The fair value of the interest rate swap decreased by $7,172 for the three months ended March 31, 2004.

During the three months ended March 31, 2004, the Company received 4,166 shares of its common stock as consideration for the exercise of certain stock options. The value of the share received was $53,533, which was the market value of the common stock on the date of exercise.



See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                         Additional                  Accumulated
                                         ----------                  -----------
                                         Paid-in                     Comprehensive
                                         -------                     -------------
                                         Capital                     Loss                                                 Total
                                         -------                     ----                                                 -----
                      Common Stock       Common        Accumulated   Interest Rate  Comprehensive   Treasury Shares    Stockholders'
                      ------------       ------        -----------   -------------  -------------   ---------------    -------------
                    Shares     Amount    Stock           Deficit     Swap               Income    Shares      Amount      Equity
                    ------     -----     -----           ------      ----               ------    ------      ------      ------

Balance-
January 1, 2005     5,567,124  $55,671   $29,893,223  $(3,593,908)   $(15,152)     $      --      227,924  $(1,712,982) $24,626,852

Common Stock
Issued - Exercise
of Options              7,407       74        31,272          --          --              --          --           --        31,346

Change in Fair
Value of Interest
Rate Swap                 --       --            --           --        6,732           6,732         --           --         6,732

Net Income                --       --            --       363,182         --          363,182         --           --       363,182
                                                                                    ---------
                                                                                   $  369,914
                    ---------   ------    ----------    ---------      ------       =========     -------    --------    ----------
Balance -
March 31, 2005      5,574,531  $55,745   $29,924,495  $ 3,230,726    $ (8,420)                    227,924  $(1,712,982) $25,028,112
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

These unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2004.


(2)  Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share:

                                             Three Months Ended March 31,
                                             ----------------------------
                                                2005             2004
                                                ----             ----

Numerator:
  Net income                                 $  363,182       $  324,930
                                              =========        =========

Denominator:
  Weighted average shares                     5,342,489        5,317,574
  Effect of dilutive securities:
    Employee stock options                      218,048          253,995
                                              ---------        ---------

    Denominator for diluted earnings
      per share-adjusted weighted
      average shares after assumed
      conversions                             5,560,537        5,571,569
                                              =========        =========

Options to purchase 1,500 shares of the company's common stock that were outstanding as of March 31, 2005 were not included in the calculation of diluted earnings per share for the three months ended March 31, 2005 since such inclusion would have been antidilutive.


(3)  Stock Options and Similar Equity Instruments

At March 31, 2005, the Company had three stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based

Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2005              2004
                                                    ----              ----

Net Income as Reported                           $   363,182       $   324,930

Deduct:  Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax effect                311,832            95,082
                                                  ----------        ----------

Pro Forma Net Income                             $    51,350       $   229,848
                                                  ==========        ==========

Basic Net Income Per Share as Reported           $       .07       $       .06
                                                  ==========        ==========

Basic Pro Forma Net Income Per Share             $       .01       $       .04
                                                  ==========        ==========

Diluted Net Income Per Share as Reported         $       .07       $       .06
                                                  ==========        ==========

Diluted Pro Forma Net Income Per Share           $       .01       $       .04
                                                  ==========        ==========

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                     Three Months Ended
                                                     ------------------
                                                          March 31,
                                                   2005               2004
                                                   ----               ----
Expected Life (Years)                                 5                  5
Interest Rate                                      4.00%              4.00%
Annual Rate of Dividends                              0%                 0%
Volatility                                           67%                68%

The weighted average fair value of options at date of grant using the fair value based method during 2005 and 2004 is estimated at $5.01 and $2.83 respectively.

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

Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company's interim reporting period that begins on January 1, 2006. The transitional provisions of SFAS No. 123R will not have a material effect on the Company's consolidated financial position or results of operations as substantially all outstanding equity instruments vest on or prior to December 31, 2005. The Company will utilize the fair value method for any future instruments issued or outstanding but not vested after the implementation date.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R.


(4)  Income Taxes

The provision for income taxes for the three months ended March 31, 2005, consists of a current tax provision of $79,000 and a deferred tax provision of approximately $137,000. The provision for income taxes for the period ended March 31, 2004, consists of a current tax provision of $31,000 and a deferred tax provision of $187,000. The deferred tax provision was $239,000 based upon utilization of available net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $52,000.

(5)  Stockholders' Equity

During the three months ended March 31, 2005, options to purchase 7,407 shares were exercised and the Company received gross proceeds of $31,346.


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

                                                     Software and                           Application
                                                     ------------                           -----------
                                                   Related Systems       Data Center      Service Provider
                                                   ---------------       -----------      ----------------
                                                     and Services          Services           Services          Consolidated
                                                     ------------          --------           --------          ------------

Three Months Ended March 31, 2005
---------------------------------
Revenue                                             $ 6,394,875          $   478,405         $    555,421        $ 7,428,701
Income before income taxes                              370,613              138,512               70,057            579,182
Total identifiable assets at
  March 31, 2005                                     30,247,345            2,343,246            4,030,086         36,620,677

Three Months Ended March 31, 2004
---------------------------------
Revenue                                             $ 5,980,181          $   487,981          $   354,814        $ 6,822,976
Income before income taxes                              394,733              163,427              (15,230)           542,930
Total identifiable assets at
  March 30, 2003                                     27,194,311            2,271,929            3,234,038         32,700,278


(7)  Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.


(8) Subsequent Events

In April 2005, options to purchase 5,000 shares were exercised and the Company received gross proceeds of $21,850.

In April 2005, the Company acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning
LLC, a company that offered a comprehensive family of web-based training products and services including its Learning Management System. The online training is focused on offering regulatory, clinical, direct service, and administrative training to clients such as provider organizations, behavioral professional associations, employee assistance programs, and managed care companies. The Asset Purchase Agreement provided for a purchase price of $250,000 cash and 20,000 shares of the Company's common stock. It also provides for a potential additional payment of $250,000 if certain revenue targets are met. The Company also entered into an employment agreement with the principal of ContinuedLearning LLC, whereby in addition to salaries and benefits commensurate with Company managers on a similar level, the principal can receive an additional $300,000 payment if certain revenue targets are met.

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


Three Months Ended March 31, 2005 and 2004

Results of Operations

Our total revenue for the three months ended March 30, 2005 (the "March 2005 period") was $7,429,000, an increase of $606,000, or 9%, from our revenue for the three months ended March 30, 2004 (the "March 2004 period"), which was $6,823,000.

Revenue from contracts with state and local government agencies represented 47% of revenue in the March 2005 and March 2004 periods.

Fixed price software development contracts, third party hardware and software components and licenses accounted for 37% and 34% of consolidated revenue for the three months ended March 31, 2005 and 2004, respectively. This increase is the result of an increase in labor revenue being generated from fixed price contracts and a reduction in labor revenue being generated on an as incurred basis. Our recurring revenue components, which include our maintenance contract services, our Data Center and ASP services, accounted for 43% of our consolidated revenue for the three months ended March 31, 2005 compared to 40% of consolidated revenue for the three months ended March 31, 2004. This increase was the result of increases in maintenance and ASP revenue. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of costs and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project.


Software and Related Systems and Services

Our Software and Related Systems and Services revenue for the March 2005 period was $6,395,000, an increase of $415,000, or 7%, from our revenue for the March 2004 period, which was $5,980,000. Software and related systems and services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of segment revenue was turnkey systems labor revenue, which increased 4% to $2,367,000 in the March 2005 period from $2,266,000 in the March 2004 period. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. The increase in turnkey systems labor revenue was substantially the result of a 3% increase in the average daily billing rate from the March 2005 period to the March 2004 period which accounted for approximately $28,000, or 28%, of the total turnkey systems labor increase. The balance of the increase was the result of increased staff working on turnkey labor contracts. Revenue from third party hardware and software increased 26% to $1,105,000 in the March 2005 period, from $880,000 in the March 2004 period. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our other software and related systems and services revenue. During the March 2005 period, we performed on two state contracts that included increased third party revenue components as compared to the March 2004 period resulting in an overall decrease in gross margins. License revenue decreased 20% to $502,000 in the March 2005 period, from $630,000 in the March 2004 period. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. We sold and performed on fewer contracts containing license revenue in the March 2005 period than in the March 2004 period. We are actively pursuing courses of action to retain or increase our customer base. Some methods of achieving this are to offer price incentives or payment plans on a customer by customer basis. The result of offering price incentives with respect to our license revenue is a contributing factor to the decrease in our license revenue. Maintenance revenue increased 12% to $2,154,000 in the March 2005 period from $1,917,000 in the March 2004 period. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased 7% to $266,000 in the March 2005 period from $287,000 in the March 2004 period. We sold and performed on fewer small turnkey contracts in the March 2005 period than in the March 2004 period. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month.

Gross profit increased 11% to $3,074,000 in the March 2005 period from $2,760,000 in the March 2004 period. Our gross margin percentage increased to 48% in the March 2005 period from 46% in the March 2004 period. Our gross margin increased as a result of improved labor efficiency on our fixed price contracts. This increase was partially offset by a decrease in our license revenue.


Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fee by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $478,000 in the March 2005 period from $488,000 in the March 2004 period, representing a decrease of $10,000, or 2%. This decrease was the result of one customer discontinuing the use of our services.

Gross profit decreased 9% to $248,000 in the March 2005 period from $274,000 in the March 2004 period. Our gross margin percentage decreased to 52% in the March 2005 period from 56% in the March 2004 period. This decrease was the result of the decrease in revenue, as well as an increase in costs of approximately $17,000. The increase in costs was substantially the result of an increase in communications costs of $15,000.


Application Service Provider Services ("ASP")

ASP Services involves the offering of our Avatar suite of products, our CareNet products and our Infoscriber products on a virtual private network or internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements.

ASP revenue increased to $555,000 in the March 2005 period from $355,000 in the March 2004 period, representing an increase of $200,000 or 56%. The components of the ASP revenue are as follows:

                               March 2005      March 2004
                                 Period          Period
                               ----------      ----------
               Avatar          $ 261,000        $ 114,000
               CareNet           226,000          183,000
               Infoscriber        68,000           58,000
                                --------         --------
               Total           $ 555,000        $ 355,000
                                --------         --------


Avatar ASP revenue increased in the March 2005 period by 129% as compared to the March 2004 period. This increase was substantially the result of increased usage from our existing customer base, as well as the addition of one new customer in the March 2005 period.

CareNet revenue increased in the March 2005 period by 23% as compared to the March 2004 period. Approximately 29% of the revenue increase is associated with the original CareNet customer base acquired in June 2003 with the balance of the increase resulting from sales to new customers.

Infoscriber revenue increased in the March 2005 period by 17% as compared to the March 2004 period. This increase is the result of an increase in our client base.

Gross profit for the March 2005 period was $279,000 and for the March 2004 period was $128,000. The gross margin percentage was 50% in the March 2005 period compared to 36% in the March 2004 period. The increase in gross profit and gross margin is substantially the result of the increase in revenue, partially offset by an increase in costs. ASP costs increased to $277,000 in the March 2005 period from $227,000 in the March 2004 period, representing an increase of $50,000 or 22%. The increases were: maintenance, which increased by $18,000; depreciation, which increased by $15,000; salaries and fringe benefits, which increased by $5,000 and office supplies, which increased by $10,000.


Operating Expenses

Selling, general and administrative expenses were $1,988,000 in the March 2005 period, reflecting an increase of $157,000, or 9%, from $1,831,000 in the March 2004 period. The increases were: sales and marketing salaries and fringe benefits, which increased by $83,000; sales and marketing consulting costs, which increased by $60,000; conferences, which increased by $24,000; consulting which increased by $55,000 of which $44,000 related to Sarbanes Oxley compliance efforts; and bad debt expense which increased by $99,000. The cost increases were partially offset by reductions in: trade shows, which decreased by $47,000; general insurance, which decreased by $21,000; investment banker fees, which decreased by $37,000; depreciation, which decreased by $36,000 and provision for bonuses, which decreased by $20,000.

We incurred research, development and maintenance expenses of $1,070,000 in the March 2005 period, an increase of 37% from $779,000 in the March 2004 period. During the latter part of 2004, we invested in infrastructure to improve the way we support our customers and products. This increased infrastructure costs relate to product version control, which includes design, programming, testing, documentation and quality control of our products. These efforts accounted for a substantial increase in our research, development and maintenance expenses. The increase in research, development and maintenance expense is also the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules which addresses Federal reporting requirements, as well as continued investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $20,000 in the March 2005 period, a decrease of $22,000, or 52%, from the $42,000 in the March 2004 period. This decrease is the result of the completion of the amortization of the financing costs associated with our loan agreement, which was amortized over a three year period, as well as reduced borrowing during the March 2005 period under our loan agreement.

Interest income was $57,000 in the March 2005 period, an increase of $25,000, or 78%, from the $32,000 in the March 2004 period. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations and the proceeds of the exercise of options and warrants.

We have a net operating loss tax carry forward of approximately $3.4 million at March 31, 2005. In the March 2005 period, we recorded a current income tax expense of $79,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $137,000. In the March 2004 period, we recorded a current income tax expense of $31,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $187,000. The deferred tax provision was $239,000 based upon utilization of available net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $52,000.

As a result of the foregoing factors, in the March 2005 period we had net income of $363,000, or $.07 per share basic and diluted. For the March 2004 period, we had net income of $325,000, or $.06 per share basic and diluted.


Liquidity and Capital Resources

We had working capital of approximately $18.8 million at March 31, 2005 as compared to working capital of approximately $18.2 million at December 31, 2004. This increase of approximately $608,000 in working capital was the result of the following: our net income, after adding back depreciation and amortization, increased working capital by $770,000. The increase in working capital also included $31,000 in net proceeds from the exercise of stock options. These increases were partially offset by $116,000 for the acquisition of equipment and a decrease in the current portion of the deferred tax asset in the amount of $35,000. The remaining decrease in working capital of $42,000 was due to changes in other current assets and liabilities.

In June 2001, we entered into a term loan agreement with Fleet Bank, which was subsequently acquired by the Bank of America ("B of A"). This financing provides us with a five-year term loan of $2.5 million. The current term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with B of A for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.95% in order to reduce the interest rate risk associated with these borrowings. The amount outstanding at March 31, 2005 is $625,000.

The terms of our term loan agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of March 31, 2005, we were in compliance with the financial covenants of the loan agreement.



On February 27, 2003, our Board of Directors authorized the purchase of up to $100,000 of our common stock at any time that the market price is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. We expect to fund any stock repurchases from our operating cash flow.
As of March 31, 2005, we have not made any stock repurchases.

We have a note payable to Shuttle Data Systems Corporation, d/b/a Adia
Information Management Corp from the acquisition of the Carenet Segment. This three year promissory note is payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1%. We have made the required principal and interest payments on the note and the principal amount outstanding at March 31, 2005 is $208,000.

In the March 2004 period, we capitalized software development costs of $44,000 relating to our RAD Plus 2004 product. We did not capitalize any software development costs in the March 2005 period.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash, our securities, or a combination of cash and securities. If we fail to make any acquisitions our future growth will be limited to only internal growth. We are continually seeking acquisitions that will add complementary products to our offerings and that will provide value for the markets we serve. Although we are in discussions with several potential acquisitions and have a letter of intent with one specific potential acquisition, there are no assurances that we will be able to complete any material acquisitions.

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

Contractual Obligations

The following table summarizes, as of March 31, 2005, our obligations and commitments to make future payments under debt, capital leases and operating leases:

Contractual Obligations             Payments Due by Period
                                     Total       Less than      1-3 years     4-5 years    Over 5 years
                                                   1 year


Long Term Debt(1)                   $  833,363    $  666,667    $  166,696    $     --       $      --

Capital Lease Obligations(2)            73,594        68,957         4,637          --              --

Operating Leases(3)                  6,408,015       734,782     1,319,384     1,256,258      3,097,591
Total Contractual Cash
Obligations                         $7,314,972    $1,470,406    $1,490,717    $1,256,258     $3,097,591

(1) See Note 7 to Netsmart's Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, which describes the Company's financing agreement.
(2) See Note 10 to Netsmart's Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, which describes the Company's Capital Lease Obligation.
(3) See Note 12 to Netsmart's Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 which describes the Company's Operating Lease Obligations.


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


ISSUES AND UNCERTAINTIES
This Quarterly Report on Form 10-Q contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below under "Risk Factors" and elsewhere in this report, which, among others, should be considered in evaluating our financial outlook.


Risk Factors

Because we are particularly dependent upon government contracts, any decrease in funding for entitlement programs could result in decreased revenue.

We market our health information systems principally to behavioral health facilities, many of which are operated by state and local government entities and include entitlement programs. During the March 2005 period, we generated 47% of our revenue from contracts that are directly or indirectly with government agencies, as compared with 47% in the March 2004 period. Government agencies generally have the right to cancel certain contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our revenue would decline if state agencies reduce this funding.

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

Government programs may suggest or mandate initiatives that could impact our ability to sell our products.

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

The covenants in our loan agreement restrict our financial and operational flexibility, including our ability to complete additional acquisitions, invest in new business opportunities, pay down certain indebtedness or declare dividends.

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

We may issue stock upon the exercise of options to purchase shares of our common stock pursuant to our long term incentive plans, of which options to purchase 716,926 shares were outstanding at March 31, 2005. The exercise of these options and the sale of the underlying shares of common stock may have an adverse effect upon the price of our stock.

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

Most of our cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If short-term market interest rates decrease by 10% from the levels at March 31, 2005, the effect on our net income would be a decrease of approximately $27,000 per year.


Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, except as set forth below,our disclosure controls and procedures were effective to insure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

During the period ended March 31, 2005, we implemented the following changes in our internal controls: we hired an additional competent professional to assist in the segregation of duties with respect to financial reporting, Sarbanes Oxley 404 compliance and revenue recognition on work in process contracts; we improved segregation of duties and approval process in the areas of purchase orders and accounts payable processing, payroll processing and cash disbursements, accounts receivable transaction processing and cash receipts; and. we instituted technology controls with respect to our financial data including a password policy, system status reporting policy and a network resource security policy.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective at the "reasonable assurance" level.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in our Form 10-K annual report for the year ended December 31, 2004, including the risks described under "Risk Factors" and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.



Part II  OTHER INFORMATION

Item 6.    Exhibits.


         Exhibit No.    Description
         -----------    -----------
         10.1           Asset Purchase Agreement dated April 27, 2005 between
                        ContinuedLearning LLC and Creative Socio-Medics Corp.
                        (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 27, 2005).
         10.2           Employment Agreement dated April 27, 2005 between
                        Netsmart Technologies, Inc. and A. Sheree Graves
                        (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 27, 2005).
         31.1           Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2           Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1           Certification of Chief Executive Officer and Chief
                        Financial Officer pursuant to 8 U.S.C. section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway              Chief Executive Officer           May 11, 2005
----------------------          (Principal Executive Officer)
James L. Conway



/s/ Anthony F. Grisanti          Chief Financial Officer           May 11, 2005
-----------------------         (Principal Financial and
Anthony F. Grisanti              Accounting Officer)

                                Index of Exhibits
                                -----------------


         Exhibit No.    Description
         -----------    -----------

         10.1 Asset Purchase Agreement dated April 27, 2005 between ContinuedLearning LLC and Creative Socio-Medics Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 27, 2005).
         10.2 Employment Agreement dated April 27, 2005 between Netsmart Technologies, Inc. and A. Sheree Graves (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 27, 2005).
         31.1           Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2           Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.