Form 10-Q
period 2005-06-30
NETSMART TECHNOLOGIES INC
filed 2005-08-10
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005
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

Yes  X            No__
     --

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  __  No  X
             --


Number of shares of common stock outstanding as of August 3, 2005:    5,390,950
                                                                      =========

Netsmart Technologies, Inc. and Subsidiary

Index

Part I: - Financial Information:

Item 1.  Financial Statements:                                            Page
                                                                          ----


Condensed Consolidated Balance Sheets - June 30, 2005 (Unaudited)
 and December 31, 2004                                                     1-2

Condensed Consolidated Statements of Income - (Unaudited)
 Six Months Ended June 30, 2005 and 2004 and Three Months ended
 June 30, 2005 and 2004                                                     3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
 Six Months Ended June 30, 2005 and 2004                                   4-5

Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)
 Six Months Ended June 30, 2005                                             6

Notes to Condensed Consolidated Financial Statements                       7-12

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                            13-27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         27

Item 4.  Controls and Procedures                                            27

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   28

Item 1.  Financial Statements

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                       June 30,    December 31,
                                                       -------     -----------
                                                         2005         2004
                                                         ----         ----
                                                      Unaudited
                                                      ---------
Assets:
Current Assets:
         Cash and Cash Equivalents                   $16,359,627   $16,411,735
         Accounts Receivable - Net                     9,010,691    11,714,691
         Costs and Estimated Profits in Excess
           of Interim Billings                           831,057       636,985
         Deferred taxes                                1,030,000     1,111,000
         Other Current Assets                            772,305       596,253
                                                      ----------    ----------

         Total Current Assets                         28,003,680    30,470,664
                                                      ----------    ----------

Property and Equipment - Net                           2,427,944     2,546,948
                                                      ----------    ----------

Other Assets:
         Software Development Costs - Net              3,561,024     1,132,453
         Customer Lists - Net                          3,183,411     2,179,237
         Deferred taxes less current portion           1,074,000     1,284,000
         Other Assets                                    104,246        93,599
                                                      ----------    ----------

Total Other Assets                                     7,922,681     4,689,289
                                                      ----------    ----------

Total Assets                                         $38,354,305   $37,706,901
                                                      ==========    ==========



See Notes to Condensed Consolidated Financial Statements.



NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                     June 30,       December 31,
                                                                                     -------        -----------
                                                                                       2005            2004
                                                                                       ----            ----
                                                                                    (Unaudited)
                                                                                     ---------

Liabilities and Stockholders' Equity:
Current Liabilities:
         Current Portion - Long Term Debt                                          $    666,699    $    666,667
         Current Portion Capital Lease Obligations                                       54,394          64,450
         Accounts Payable                                                             1,469,763       1,572,930
         Accrued Expenses                                                             1,146,917       1,545,127
         Interim Billings in Excess of Costs and Estimated
           Profits                                                                    6,917,950       7,497,773
         Deferred Revenue                                                             1,924,311         907,630
                                                                                    -----------     -----------

         Total Current Liabilities                                                   12,180,034      12,254,577
                                                                                    -----------     -----------

         Long Term Debt - Less current portion                                             --           333,361
         Capital Lease Obligations - Less current portion                                  --            21,532
         Interest Rate Swap at Fair Value                                                 5,008          15,152
         Deferred Rent Payable                                                          475,050         455,427
                                                                                    -----------     -----------

         Total Non Current Liabilities                                                  480,058         825,472
                                                                                    -----------     -----------

Commitments and Contingencies

Stockholders' Equity:
         Preferred Stock - $.01 Par Value, 3,000,000
           Shares Authorized; None issued and outstanding                                  --              --

         Common Stock - $.01 Par Value; Authorized 15,000,000 Shares; Issued and
           outstanding 5,599,531 and 5,371,607 shares at June 30, 2005 and
           5,567,124 and 5,339,200
           shares at December 31, 2004                                                   55,995          55,671

         Additional Paid in Capital                                                  30,137,495      29,893,223
         Accumulated Comprehensive loss - Interest Rate Swap                             (5,008)        (15,152)
         Accumulated Deficit                                                         (2,781,287)     (3,593,908)
                                                                                    -----------     -----------
                                                                                     27,407,195      26,339,834
         Less:  cost of shares of Common Stock held
           in treasury - 227,924 shares at June 30, 2005
           and December 31, 2004                                                      1,712,982       1,712,982
                                                                                    -----------     -----------

         Total Stockholders' Equity                                                  25,694,213      24,626,852
                                                                                    -----------     -----------

Total Liabilities and Stockholders' Equity                                         $ 38,354,305    $ 37,706,901
                                                                                    ===========     ===========


See Notes to Condensed Consolidated Financial Statements.

                                       2


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
-------------------------------------------------------------------------------

                                                      Six months ended              Three months ended
                                                          June 30                         June 30
                                                      ----------------              ------------------
                                                   2005              2004         2005               2004
                                                   ----              ----         ----               ----

Revenues:
  Software and Related
    Systems and Services:
    General                                       $ 8,663,661      $ 8,303,967    $ 4,422,905      $ 4,241,012
    Maintenance Contract
      Services                                      4,445,033        3,968,908      2,290,914        2,051,682
                                                   ----------       ----------     ----------       ----------
    Total Software and Related
      Systems and Services                         13,108,694       12,272,875      6,713,819        6,292,694

  Application Service Provider Services             1,133,046          741,885        577,625          387,071

  Data Center Services                                946,258          997,154        467,853          509,173
                                                   ----------       ----------     ----------       ----------

  Total Revenues                                   15,187,998       14,011,914      7,759,297        7,188,938
                                                   ----------       ----------     ----------       ----------

Cost of Revenues:
  Software and Related
    Systems and Services:
    General                                         4,500,663        4,552,399      2,240,336        2,317,832
    Maintenance Contract
      Services                                      2,111,381        1,992,255      1,050,622        1,006,781
                                                   ----------       ----------     ----------       ----------

    Total Software and Related
      Systems and Services                          6,612,044        6,544,654      3,290,958        3,324,613

    Application Service Provider Services             664,082          439,100        387,234          212,590

  Data Center Services                                449,624          430,692        218,881          216,635
                                                   ----------       ----------     ----------       ----------

  Total Cost of Revenues                            7,725,750        7,414,446      3,897,073        3,753,838
                                                   ----------       ----------     ----------       ----------

Gross Profit                                        7,462,248        6,597,468      3,862,224        3,435,100
                                                   ----------       ----------     ----------       ----------

Selling, General and
  Administrative Expenses                           4,358,585        3,733,512      2,370,473        1,902,626
Research, Development and Maintenance               1,969,303        1,664,689        898,921          886,081
                                                   ----------       ----------     ----------       ----------

  Total                                             6,327,888        5,398,201      3,269,394        2,788,707
                                                   ----------       ----------     ----------       ----------

Operating Income                                    1,134,360        1,199,267        592,830          646,393

Interest and Other Income                             145,694           64,952         88,405           33,312

Interest and Other Expense                             37,433           77,365         17,796           35,781
                                                   ----------       ----------     ----------       ----------

Income before Income Tax Expense                    1,242,621        1,186,854        663,439          643,924

Income Tax Expense                                    430,000          369,000        214,000          151,000
                                                   ----------       ----------     ----------       ----------

  Net Income                                      $   812,621      $   817,854    $   449,439      $   492,924
                                                   ==========       ==========     ==========       ==========

Earnings Per Share ("EPS")of Common
  Stock:
  Basic EPS                                       $       .15      $       .15    $       .08      $       .09
                                                   ==========       ==========     ==========       ==========

Weighted Average Number of Shares of
  Common Stock Outstanding                          5,354,968        5,325,628      5,371,607        5,336,200
                                                   ==========       ==========     ==========       ==========

Diluted EPS                                       $       .15      $       .15    $       .08      $       .09
                                                   ==========       ==========     ==========       ==========

Weighted Average Number of Shares of
  Common Stock and Common Stock
  Equivalents Outstanding                           5,570,611        5,557,748      5,584,448        5,562,741
                                                   ==========       ==========     ==========       ==========

See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
-------------------------------------------------------------------------------


                                                         Six Months ended
                                                             June 30,
                                                       2005            2004
                                                       ----            ----
Operating Activities:
  Net Income                                        $   812,621    $   817,854
                                                    -----------    -----------

  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
    Depreciation and Amortization                       853,017        781,693
    Provision for Doubtful Accounts                     337,000       (122,733)
    Deferred Income Taxes                               291,000        295,000

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                               2,494,698       (869,824)
    Costs and Estimated Profits in
     Excess of Interim Billings                        (194,072)       278,782
    Other Current Assets                               (144,004)       123,095
    Other Assets                                         (7,730)        14,796

 Increase [Decrease] in
  Accounts Payable                                     (103,167)      (224,875)
  Accrued Expenses                                     (398,210)      (277,964)
  Interim Billings in Excess of
    Costs and Estimated Profits                        (579,823)      (886,784)
  Deferred Revenue                                       22,927        168,558
  Deferred Rent Payable                                  19,623        272,598
                                                    -----------    -----------

 Total Adjustments                                    2,591,259       (447,658)
                                                    -----------    -----------

Net Cash Provided by
  Operating Activities                                3,403,880        370,196
                                                    -----------    -----------

Investing Activities:
  Acquisition of Property and Equipment                (229,501)    (1,200,633)
  Capitalized Software Development                         --         (117,000)
  Business Acquisitions                              (2,914,766)       (16,263)
                                                    -----------    -----------

 Net Cash Used In Investing Activities               (3,144,267)    (1,333,896)
                                                    -----------    -----------


See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
-------------------------------------------------------------------------------
                                                              Six Months ended
                                                                  June 30,
                                                            2005             2004
                                                            ----             ----

Financing Activities:
  Payment of Capitalized Lease Obligations              $    (31,588)   $    (31,052)
  Net Proceeds from Stock Options Exercised                   53,196         107,487
  Payments of Term Loan                                     (333,329)       (333,330)
                                                         -----------     -----------

  Net Cash Used in Financing Activities                     (311,721)       (256,895)
                                                         -----------     -----------

  Net (Decrease) in Cash
    and Cash Equivalents                                     (52,108)     (1,220,595)

  Cash and Cash Equivalents -
    Beginning of Period                                   16,411,735      15,920,993
                                                         -----------     -----------

  Cash and Cash Equivalents -
    End of Period                                       $ 16,359,627    $ 14,700,398
                                                         ===========     ===========

Supplemental  Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                            $     39,437    $     79,662
    Income Taxes                                        $    170,063    $    173,149

Non Cash Investing and Financing Activities:
The fair value of the interest rate swap decreased by $10,144 for the six months ended June 30, 2005. The fair value of the interest rate swap decreased by $27,447 for the six months ended June 30, 2004.

During the six months ended June 30, 2005, the Company acquired for $489,238 in cash and stock software, customer lists and other assets of ContinuedLearning
LLC. The consideration consisted of $252,917 in cash plus 20,000 shares of common stock, valued at $191,400, based upon the average weighted stock price of $9.57 for the period commencing three days before and ending three days after the acquisition was agreed to and announced. The consideration also included the assumption of $44,921 for certain liabilities for services to be performed in the future.

During the six months ended June 30, 2005, the Company acquired for $3,610,682 software, customer lists and other assets of Addiction Management Systems. The consideration consisted of $2,661,849 in cash and the assumption of $948,833 for certain liabilities for services to be performed in the future.

During the six months ended June 30, 2004, the Company received 4,166 shares of its common stock in consideration for the exercise of certain stock options. The value of the shares received was $53,533, which was the market value of the common stock on the date of exercise.

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

See Notes to Condensed Consolidated Financial Statements.


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------




                                            Additional                Accumulated
                                            ----------                -----------
                                            Paid-in                   Comprehensive
                                            -------                   -------------
                                            Capital                   Loss                                               Total
                                            -------                   ----                                               -----
                         Common Stock       Common      Accumulated   Interest Rate  Comprehensive  Treasury Shares   Stockholders'
                         ------------       ------      -----------   -------------  -------------  ---------------   -------------
                      Shares      Amount    Stock         Deficit     Swap           Income        Shares     Amount     Equity
                      ------      ------    -----         -------     ----           ------        ------     ------     ------


Balance -
  January 1, 2005     5,567,124  $ 55,671  $29,893,223  $(3,593,908)  $(15,152)    $   --         227,924  $(1,712,982) $24,626,852

Common Stock
 Issued - Exercise
 of Options              12,407       124       53,072          --         --          --             --           --        53,196

Change in Fair
Value of Interest
Rate Swap                   --        --           --           --      10,144       10,144           --           --        10,144

Common Stock
Issued - Business
Acquisition              20,000       200      191,200          --         --           --            --           --       191,400

Net Income                  --        --           --       812,621        --       812,621           --           --       812,621
                      ---------   -------   ----------   ----------    -------      -------       -------   ----------   ----------
                                                                                   $822,765
                                                                                    =======
Balance -
 June 30, 2005        5,599,531  $ 55,995  $30,137,495  $(2,781,287)  $(5,008)                    227,924  $(1,712,982) $25,694,213
                      =========   =======   ==========   ==========    ======                     =======   ==========   ==========


See Notes to Consolidated Financial Statements.

                                       6


NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(1)  Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Netsmart Technologies, Inc. and its subsidiary (collectively, unless the context otherwise indicates, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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


(2)  Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share:

                                                      Six Months Ended                 Three Months Ended
                                                           June 30,                         June 30,
                                                           --------                         --------
                                                   2005               2004           2005               2004
                                                   ----               ----           ----               ----


Numerator:
  Net income                                  $   812,621       $   817,854      $   449,439       $   492,924
                                                =========         =========        =========         =========

Denominator:
  Weighted average shares                       5,354,968         5,325,628        5,371,607         5,336,200
  Effect of dilutive securities:
    Employee stock options                        215,643           232,120          212,841           226,271
                                                ---------         ---------        ---------         ---------

  Denominator for diluted earnings
    per share-adjusted weighted
    average shares after assumed
    conversions                                 5,570,611         5,557,748        5,584,448         5,562,471
                                                =========         =========        =========         =========

Options to purchase 9,792 shares of the Company's common stock that were outstanding as of June 30, 2005 were not included in the calculation of diluted earnings per share for the six and three months ended June 30, 2005 since such inclusion would have been antidilutive.


(3)  Stock Options and Similar Equity Instruments

At June 30, 2005, the Company had three stock-based employee compensation plans.
As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148,
"Accounting for Stock-Based Compensation--Transition and Disclosure", which

                                       7


amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting
Standards Board Interpretation No. 44, "Accounting for Certain Transactions
Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                      Six Months Ended                 Three Months Ended
                                                           June 30,                         June 30,
                                                           --------                         --------
                                                   2005               2004          2005                2004
                                                   ----               ----          ----                ----



Net Income as Reported                        $   812,621       $   817,854      $   449,439       $   492,924

Deduct:  Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax effect             471,638           361,967          159,806           266,885
                                                ---------         ---------        ---------         ---------

Pro Forma Net Income                          $   340,983       $   455,887      $   289,633       $   226,039
                                                =========         =========        =========         =========

Basic Net Income Per Share as Reported        $       .15       $       .15      $       .08       $       .09
                                                =========         =========        =========         =========

Basic Pro Forma Net Income Per Share          $       .06       $       .09      $       .05       $       .04
                                                =========         =========        =========         =========

Diluted Net Income Per Share as Reported      $       .15       $       .15      $       .08       $       .09
                                                =========         =========        =========         =========

Diluted Pro Forma Net Income Per Share        $       .06       $       .08      $       .05       $       .04
                                                =========         =========        =========         =========

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:
                                                     Six Months Ended
                                                         June 30,
                                                    2005          2004
                                                    ----          ----
Expected Life (Years)                                 5             5
Interest Rate                                         4%         4.00%
Annual Rate of Dividends                              0%            0%
Volatility                                           67%           68%

The weighted average fair value of options at date of grant using the fair value based method during 2005 and 2004 is estimated at $5.01 and $3.95 respectively.

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


(4)  Income Taxes

The provision for income taxes for the six months ended June 30, 2005, consists of a current tax provision of $139,000 and a deferred tax provision of approximately $291,000. The provision for income taxes for the period ended June 30, 2004, consists of a current tax provision of $74,000 and a deferred tax provision of $295,000. The deferred tax provision for the six months ended June 30, 2005 was $487,000 based upon utilization of available net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $192,000. The provision for income taxes for the three months ended June 30, 2005, consists of a current tax provision of $60,000 and a deferred tax provision of approximately $154,000. The provision for income taxes for the three months ended June 30, 2004 consists of a current provision of $43,000 and a deferred tax provision of $108,000. The deferred tax provision was $248,000 based upon utilization of available net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $140,000.

(5)  Stockholders' Equity

During the six months ended June 30, 2005, options to purchase 12,407 shares were exercised and the Company received gross proceeds of $53,196.

On April 28, 2005, the Company acquired substantially all of the assets of Continued Learning LLC (see Acquisition footnote 8). The total purchase price of $489,238 consisted of various components of consideration including 20,000 shares of the Company's common stock valued at $191,400.

(6)  Operating Segments

The Company currently classifies its operations into three business segments:
(1) Software and Related Systems and Services, (2) Data Center Services and (3) Application Service Provider ("ASP") Services. Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions, including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. Data Center Services involves Company personnel performing data entry and data processing services for customers. ASP Services involve Company offerings of each of its Avatar suite of products, CareNet products and InfoScribeR products on a virtual private network or internet delivery approach, thereby allowing its customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. Intersegment sales and sales outside the United States are not material. Information concerning the Company's business segments are as follows:

                                                     Software and                             Application
                                                     ------------                             -----------
                                                    Related Systems       Data Center      Service Provider
                                                    ---------------       -----------      ----------------
                                                      and Services          Services            Services        Consolidated
                                                      ------------          --------            --------        ------------

Six Months Ended June 30, 2005
------------------------------
Revenue                                               $13,108,694          $   946,258         $ 1,133,046       $15,187,998
Income before income taxes                                927,239              266,987              48,395         1,242,621
Total identifiable assets at
  June 30, 2005                                        31,735,430            2,373,467           4,245,409        38,354,306

Six Months Ended June 30, 2004
------------------------------
Revenue                                               $12,272,875          $   997,154         $   741,885       $14,011,914
Income before income taxes                                837,894              341,727               7,233         1,186,854
Total identifiable assets at
  June 30, 2004                                        28,182,770            2,331,048           3,258,489        33,772,307

Three Months Ended June 30, 2005
--------------------------------
Revenue                                               $ 6,713,819          $   467,853         $   577,625       $ 7,759,297
Income before income taxes                                556,626              128,475             (21,662)          663,439

Three Months Ended June 30, 2004
--------------------------------
Revenue                                               $ 6,292,694          $   509,173         $   387,071       $ 7,188,938
Income before income taxes                                443,161              178,300              22,463           643,924

(7)  Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

(8)  Acquisitions

On April 28, 2005, the Company acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offered a comprehensive family of web-based training products and services, including its Learning Management
System. The total purchase price, including acquisition costs, was $489,238 which consisted of cash of $252,917 including legal fees of $18,632 and broker fees of $10,000, 20,000 shares of the Company's common stock valued at $191,400, and assumed liabilities of $44,921. It also provides for a potential additional payment up to $250,000 if certain revenue targets are met in year one.
The Company also entered into a two year employment agreement at an annual salary of $100,000 per year with the principal of ContinuedLearning LLC, whereby the principal can receive an additional $300,000 in cash, to be accounted for as compensation expense, if certain revenue targets are met within a two year period. The cash portion of the purchase price was paid out of existing working capital.


The cost of the ContinuedLearning acquisition was allocated as follows: $404,606 to purchased software, $42,632 to customer lists,$17,000 to computer hardware, and $25,000 to a covenant not to compete. The Company is amortizing the purchased software over a six-year life, the customer lists and computer hardware over a three-year life, and the covenant not to compete over a two-year life.

On June 20, 2005, the Company acquired the assets of Addiction Management Systems, Inc ("AMS"). The total purchase price, including acquisition costs, was $3,610,682 which consisted of cash of $2,641,945 plus legal fees of $19,904 and assumed liabilities for services to be provided of $948,833.

The cost of the AMS acquisition was allocated as follows: $2,173,681 to purchased software, $1,273,921 to customer lists, $127,698 accounts receivable, $32,048 to inventory, and $3,334 to a security deposit. The Company is amortizing the purchased software over an eight-year life and the customer lists over a ten-year life.

The results of each acquisition were included in the consolidated results of operations as of the dates of the acquisitions.

The Company accounted for both of the ContinuedLearning and AMS acquisitions pursuant to the purchase method of accounting as required under Statement of Financial Accounting Standards No. 141 "Business Combination".

(9) New Pronouncements

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47) In March 2005, the FASB issued FIN 47, which is effective for the company on December 31, 2005. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company does not expect that adoption of FIN 47 will have a significant effect on its financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position of results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

(10) Subsequent Events

On July 14, 2005, at the annual meeting of stockholders, the stockholders approved an increase of 400,000 in the number shares available under the Netsmart 2001 Long-Term Incentive Plan. These 400,000 additional options were granted to officers and employees on July 14, 2005 with an exercise price of $9.85 per share for each option, which was equal to the fair market value at the date of grant, in accordance with the terms of the 2001 Long-Term Incentive Plan. The options granted vest over different periods; however, they will all be fully vested by December 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our operations are grouped into three segments:
|X|      Software and Related Systems and Services
|X|      Data Center (service bureau) Services
|X|      Application Service Provider Services (ASP)

Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions, including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. Data Center Services involves our personnel performing data entry and data processing services for customers. Application Service Provider Services involves the offering of our Avatar suite of products, our CareNet products, our InfoScribeR products and our ContinuedLearning products on a virtual private network or through an internet delivery approach, thereby allowing our customers to deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements for such services.

On April 28, 2005, we acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offered a comprehensive family of web-based training products and services, including its Learning Management System. The total purchase price, including acquisition costs, was $489,238 which consisted of cash of $252,917 including legal fees of $18,632 and brokers fees of $10,000, 20,000 shares of the Company's common stock valued at $191,400 and assumed liabilities of $44,921. It also provides for a potential additional payment of $250,000 if certain revenue targets are met in year one. We also entered into an employment agreement with the principal of ContinuedLearning LLC, whereby the principal can receive an additional $300,000 in cash, to be accounted for as compensation expense, if certain revenue targets are met. The cash portion of the purchase price was paid out of existing working capital.

On June 20, 2005, we acquired the assets of Addiction Management Systems, Inc ("AMS"). The total purchase price, including acquisition costs, was $3,610,682, which consisted of cash of $2,641,945 plus legal fees of $19,904 and assumed liabilities for services to be provided of $948,833.


Six Months Ended June 30, 2005 and 2004

Results of Operations

Our total revenue for the six months ended June 30, 2005 (the "June 2005 period") was $15,188,000, an increase of $1,176,000, or 8%, from our revenue for the six months ended June 30, 2004 (the "June 2004 period"), which was $14,012,000.

Revenue from contracts with state and local government agencies represented 48% of revenue in the June 2005 and June 2004 periods.

Fixed price software development contracts, which include labor, licenses and third party resale components, accounted for 33% and 35% of consolidated revenue for the June 2005 period and the June 2004 period, respectively. This decrease is the result of a decrease in Software and Related Systems and Services revenue generated from fixed price contracts and an increase in such revenue generated on an as incurred basis. Our recurring revenue components, which include our maintenance contract services, our Data Center and ASP services, accounted for 43% of our consolidated revenue for the June 2005 period compared to 41% of consolidated revenue for the June 2004 period. This increase was the result of increases in maintenance and ASP revenue. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of costs and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method, which is based upon the time spent by our technical personnel on a project.

Software and Related Systems and Services

Our Software and Related Systems and Services revenue for the June 2005 period was $13,109,000, an increase of $836,000, or 7%, from our revenue for the June 2004 period, which was $12,273,000. Software and Related Systems and Services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of Software and Related Systems and Services revenue was turnkey systems labor revenue, which increased $301,000 or 6% to $5,009,000 in the June 2005 period from $4,708,000 in the June 2004 period. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. The increase in turnkey systems labor revenue was primarily due to increased staff working on turnkey labor contracts. Additionally, approximately $76,000, or 25%, of the total turnkey systems labor increase was the result of a 3% increase in the average daily billing rate from the June 2005 period to the June 2004 period. Revenue from third party hardware and software increased 12% to $2,294,000 in the June 2005 period, from $2,045,000 in the June 2004 period. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our other software and related systems and services revenue. During the June 2005 period, the increase in third party hardware and software was partially the result of an increase in database software sales to two customers. License revenue decreased 5% to $989,000 in the June 2005 period, from $1,044,000 in the June 2004 period. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. We sold and performed on fewer contracts containing license revenue in the June 2005 period than in the June 2004 period. We are actively pursuing courses of action designed to retain or increase our customer base, including offering price incentives or payment plans on a customer-by-customer basis. These price incentives with respect to our license revenue have contributed to the decrease in our license revenue. Maintenance revenue increased 12% to $4,445,000 in the June 2005 period from $3,969,000 in the June 2004 period. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased 27% to $372,000 in the June 2005 period from $507,000 in the June 2004 period. We sold and performed on fewer small turnkey contracts in the June 2005 period than in the June 2004 period. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month. On June 20, 2005, we acquired AMS. AMS typically has the type of contracts included in the small turnkey division revenue.

Gross profit increased 13% to $6,497,000 in the June 2005 period from $5,728,000 in the June 2004 period. Our gross margin percentage increased to 50% in the June 2005 period from 47% in the June 2004 period. Our gross margin increased as a result of improved labor efficiency on our fixed price contracts and maintenance division. This increase was partially offset by a decrease in our license revenue.

Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fee by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $946,000 in the June 2005 period from $997,000 in the June 2004 period, representing a decrease of $51,000, or 5%. This decrease was the result of one customer discontinuing the use of our services.

Gross profit decreased 12% to $497,000 in the June 2005 period from $566,000 in the June 2004 period. Our gross margin percentage decreased to 52% in the June 2005 period from 57% in the June 2004 period. This decrease was the result of the decrease in revenue, as well as an increase in costs of approximately $19,000. The increase in costs was substantially the result of an increase in communications costs of $25,000, which was partially offset by a decrease in supplies costs of approximately $7,000.

Application Service Provider Services ("ASP")

ASP Services involves the offering of our Avatar suite of products, our CareNet products, our ContinuedLearning products and our Infoscriber products on a virtual private network or internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements for such services.

ASP revenue increased to $1,133,000 in the June 2005 period from $742,000 in the June 2004 period, representing an increase of $391,000 or 53%. The components of the ASP revenue are as follows:

                                       June 2005 period      June 2004 period
                                       ----------------      ----------------
          Avatar                             $  525,000            $  240,000
          CareNet                               442,000               391,000
          ContinuedLearning                      23,000                   --
          Infoscriber                           143,000               111,000
                                              ---------             ---------
          Total                              $1,133,000            $  742,000
                                              =========             =========

Avatar ASP revenue increased in the June 2005 period by 119% as compared to the June 2004 period. This increase was substantially the result of increased usage from our existing customer base, as well as the addition of one new customer in the June 2005 period.

CareNet revenue increased in the June 2005 period by 13% as compared to the June 2004 period. Approximately 29% of the revenue increase is associated with the original CareNet customer base acquired in June 2003, with the balance of the increase resulting from sales to new customers.

Infoscriber revenue increased in the June 2005 period by 29% as compared to the June 2004 period. This increase is the result of an increase in our client base.

On April 28, 2005, we acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offers a comprehensive family of web-based training products and services, including its Learning Management System. ContinuedLearning revenue totaled $23,000 for the June 2005 period.

Gross profit for the June 2005 period was $469,000 and for the June 2004 period was $303,000. The gross margin percentage was 41% in the June 2005 and June 2004 periods. Although revenue increased, the gross profit and gross margin percentage did not increase proportionally due to the increased costs associated with the Continued Learning acquisition which amounted to $117,000 in the June 2005 period. These costs represent the required baseline costs to support the ContinuedLearning operation. We expect that as new revenue is added to this operation, gross profit and margins will increase accordingly.

Operating Expenses

Selling, general and administrative expenses were $4,359,000 in the June 2005 period, reflecting an increase of $625,000, or 17%, from $3,734,000 in the June 2004 period. Approximately 49% or $305,000 of this increase was related to an increase in bad debts as a result of one customer filing for bankruptcy. The remaining increases were: sales and marketing salaries and fringe benefits, which increased by $228,000; sales and marketing consulting costs, which increased by $117,000; sales conferences, which increased by $47,000; other consulting which increased by $171,000, of which $59,000 related to Sarbanes Oxley compliance efforts and $53,000 related to strategic planning efforts; and $57,000 which related to increased amortization related to the ContinuedLearning and AMS acquisitions. The cost increases were partially offset by reductions in: trade shows, which decreased by $36,000; advertising and promotion, which decreased by $60,000; investment banker fees, which decreased by $66,000; depreciation, which decreased by $69,000; accounting costs, which decreased by $40,000; and provision for bonuses, which decreased by $33,000.

We incurred research, development and maintenance expenses of $1,969,000 in the June 2005 period, an increase of 18% from $1,665,000 in the June 2004 period. During the latter part of 2004, we invested in infrastructure that is designed to improve the way we support our customers and products. This increased infrastructure costs relate to product version control, which includes design, programming, testing, documentation and quality control of our products. These efforts accounted for a substantial increase in our research, development and maintenance expenses. The increase in research, development and maintenance expense is also the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules which addresses Federal reporting requirements, as well as continued investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $37,000 in the June 2005 period, a decrease of $40,000, or 52%, from the $77,000 in the June 2004 period. This decrease is the result of the completion of the amortization of the financing costs associated with our loan agreement, which was amortized over a three year period, as well as reduced borrowing under our loan agreement during the June 2005 period.

Interest income was $146,000 in the June 2005 period, an increase of $81,000, or 125%, from the $65,000 in the June 2004 period. This increase is the result of maintaining higher cash balances during the June 2005 period as well as an increase in interest rates. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations and the proceeds of the exercise of options and warrants.

We had a net operating loss tax carry forward of approximately $2.9 million at June 30, 2005. In the June 2005 period, we recorded a current income tax expense of $139,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $291,000. In the June 2004 period, we recorded a current income tax expense of $74,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $295,000. The deferred tax provision was $487,000 based upon utilization of available net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $192,000.

As a result of the foregoing factors, in the June 2005 period we had net income of $813,000, or $.15 per share basic and diluted. For the June 2004 period, we had net income of $818,000, or $.15 per share basic and diluted.

Three Months Ended June 30, 2005 and 2004

Results of Operations

Our total revenue for the three months ended June 30, 2005 (the "June 2005 quarter") was $7,759,000, an increase of $570,000, or 8%, from our revenue for the three months ended June 30, 2004 (the "June 2004 quarter"), which was $7,189,000.

Revenue from contracts with state and local government agencies represented 45% of revenue in the June 2005 quarter and 48% of revenue in the June 2004 quarter. This decrease is the result of a substantial completion of one state and two county contracts.

Fixed price software development contracts, which include labor, licenses and third party resale components, accounted for 29% and 37% of consolidated revenue for the June 2005 quarter and the June 2004 quarter, respectively. This decrease is the result of a decrease in Software and Related Systems and Services revenue generated from fixed price contracts and an increase in Software and Related Systems and Services revenue generated on an as incurred basis. Our recurring revenue components, which include our maintenance contract services, our Data Center and ASP services, accounted for 43% of our consolidated revenue for the June 2005 quarter compared to 41% of consolidated revenue for the June 2004 quarter. This increase was the result of increases in maintenance and ASP revenue. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any quarter, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of costs and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method, which is based upon the time spent by our technical personnel on a project.

Software and Related Systems and Services

Our Software and Related Systems and Services revenue for the June 2005 quarter was $6,714,000, an increase of $421,000, or 7%, from our revenue for the June 2004 quarter, which was $6,293,000. Software and Related Systems and Services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of Software and Related Systems and Services revenue was turnkey systems labor revenue, which increased $199,000 or 8% to $2,641,000 in the June 2005 quarter from $2,442,000 in the June 2004 quarter. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. The increase in turnkey systems labor revenue was primarily due to the result of increased staff working on turnkey labor contracts. Additionally, approximately $45,000, or 23%, of the total turnkey systems labor increase was the result of a 3% increase in the average daily billing rate from the June 2005 quarter to the June 2004 quarter. Revenue from third party hardware and software increased 2% to $1,189,000 in the June 2005 quarter, from $1,164,000 in the June 2004 quarter. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our other software and related systems and services revenue. License revenue increased 18% to $487,000 in the June 2005 quarter, from $414,000 in the June 2004 quarter. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. The increase in license revenue in the June 2005 quarter is the result of increased sales to our customer base related to customer user count increases. We are actively pursuing courses of action designed to retain or increase our customer base, including offering price incentives or payment plans on a customer-by-customer basis. The reductions from these price incentives with respect to our license revenue have partially offset the increase in license revenue associated with sales to our customer base related to user count increases. Maintenance revenue increased 12% to $2,291,000 in the June 2005 quarter from $2,052,000 in the June 2004 quarter. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased 52% to $106,000 in the June 2005 quarter from $220,000 in the June 2004 quarter. We sold and performed on fewer small turnkey contracts in the June 2005 quarter than in the June 2004 quarter. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month. On June 20, 2005, we acquired AMS which typically has the type of contracts included in the small turnkey division revenue.

Gross profit increased 15% to $3,423,000 in the June 2005 quarter from $2,968,000 in the June 2004 quarter. Our gross margin percentage increased to 51% in the June 2005 quarter from 47% in the June 2004 quarter. Our gross margin increased as a result of improved labor efficiency on our fixed price contracts and maintenance division as well as an increase in our license revenue.


Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fee by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $468,000 in the June 2005 quarter from $509,000 in the June 2004 quarter, representing a decrease of $41,000, or 8%. This decrease was the result of one customer discontinuing the use of our services.

Gross profit decreased 15% to $249,000 in the June 2005 quarter from $293,000 in the June 2004 quarter. Our gross margin percentage decreased to 53% in the June 2005 quarter from 57% in the June 2004 quarter. This decrease was substantially the result of the decrease in revenue.

Application Service Provider Services ("ASP")

ASP Services involves the offering of our Avatar suite of products, our CareNet products, our ContinuedLearning products and our Infoscriber products on a virtual private network or internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements for such services.

ASP revenue increased to $578,000 in the June 2005 quarter from $387,000 in the June 2004 quarter, representing an increase of $191,000 or 49%. The components of the ASP revenue are as follows:

                                       June 2005 period      June 2004 period
                                       ----------------      ----------------
          Avatar                             $ 265,000             $ 127,000
          CareNet                              216,000               207,000
          ContinuedLearning                     23,000                   --
          Infoscriber                           74,000                53,000
                                              --------              --------
          Total                              $ 578,000             $ 387,000
                                              ========              ========

Avatar ASP revenue increased in the June 2005 quarter by 109% as compared to the June 2004 quarter. This increase was substantially the result of increased usage from our existing customer base, as well as the addition of one new customer in the June 2005 quarter.

CareNet revenue increased in the June 2005 quarter by 4% as compared to the June 2004 quarter. Approximately 33% of the revenue increase is associated with the original CareNet customer base acquired in June 2003, with the balance of the increase resulting from sales to new customers.

Infoscriber revenue increased in the June 2005 quarter by 37% as compared to the June 2004 quarter. This increase is the result of an increase in our client base.

On April 28, 2005, we acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offers a comprehensive family of web-based training products and services including its Learning Management System. ContinuedLearning revenue totaled $23,000 for the June 2005 quarter.

Gross profit for the June 2005 quarter was $190,000 and for the June 2004 quarter was $174,000. The gross margin percentage was 33% in the June 2005 quarter and 45% in the June 2004 quarter. The decrease in gross margin percentage is the result of increased costs associated with the ContinuedLearning acquisition, which amounted to $117,000 in the June 2005 quarter. These costs represent the required baseline costs to support the ContinuedLearning operation. We expect that as new revenue is added to this operation, gross profit and margins will increase accordingly.

Operating Expenses

Selling, general and administrative expenses were $2,370,000 in the June 2005 quarter, reflecting an increase of $467,000, or 25%, from $1,903,000 in the June 2004 quarter. Approximately 65% or $305,000 of this increase was related to an increase in bad debts as a result of one customer filing for bankruptcy. The remaining increases were: sales and marketing salaries and fringe benefits, which increased by $108,000; sales and marketing consulting costs, which increased by $57,000; sales conferences and trade shows, which increased by $47,000; other consulting costs, which increased by $80,000 of which $19,000 related to Sarbanes Oxley compliance efforts and $18,000 related to strategic planning efforts; legal fees, which increased by $22,000; recruitment costs, which increased by $21,000; and $45,000 which related to increased amortization related to the ContinuedLearning and AMS acquisitions. The cost increases were partially offset by reductions in: reserve for bad debts - other, which decreased by $99,000 advertising and promotion expenses which decreased by $61,000; investment banker fees, which decreased by $29,000; accounting costs which decreased by $40,000; and provision for bonuses, which decreased by $13,000.

We incurred research, development and maintenance expenses of $899,000 in the June 2005 quarter, an increase of 1% from $886,000 in the June 2004 quarter. During the latter part of 2004, we invested in infrastructure that is designed to improve the way we support our customers and products. These infrastructure costs relate to product version control, which includes design, programming, testing, documentation and quality control of our products. These research, development and maintenance expense are also the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules which addresses Federal reporting requirements, as well as continued investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Interest and other expense was $18,000 in the June 2005 quarter, a decrease of $18,000, or 50%, from the $36,000 in the June 2004 quarter. This decrease is the result of the completion of the amortization of the financing costs associated with our loan agreement, which was amortized over a three year period, as well as reduced borrowing under our loan agreement during the June 2005 quarter.

Interest income was $88,000 in the June 2005 quarter, an increase of $55,000, or 167%, from the $33,000 in the June 2004 quarter. This increase is the result of maintaining higher cash balances during the June 2005 quarter as well as an increase in interest rates. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations and the proceeds of the exercise of options and warrants.

We have a net operating loss tax carry forward of approximately $2.9 million at June 30, 2005. In the June 2005 quarter, we recorded a current income tax expense of $60,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $154,000. In the June 2004 quarter, we recorded a current income tax expense of $43,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $108,000. The deferred tax provision was $248,000 based upon utilization of available net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $140,000.

As a result of the foregoing factors, in the June 2005 quarter we had net income of $449,000, or $.08 per share basic and diluted. For the June 2004 quarter, we had net income of $493,000, or $.09 per share basic and diluted.


Liquidity and Capital Resources

We had working capital of approximately $15.8 million at June 30, 2005 as compared to working capital of approximately $18.2 million at December 31, 2004. This decrease of approximately $2.4 million in working capital was the result of the following: $2,915,000 for the acquisitions of ContinuedLearning and AMS, $994,000 in current liabilities assumed with respect to the acquisitions of ContinuedLearning and AMS, $260,000 for the acquisition of equipment and a decrease in the current portion of the deferred tax asset in the amount of $81,000. These decreases were partially offset by our net income, after adding back depreciation and amortization, which totaled $1,666,000 and $53,000 in net proceeds from the exercise of stock options. The remaining increase in working capital of $139,000 was due to changes in other current assets and liabilities.

In June 2001, we entered into a term loan agreement with Fleet Bank, which was subsequently acquired by the Bank of America ("B of A"). This financing provides us with a five-year term loan of $2.5 million. The current term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with B of A for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.95% in order to reduce the interest rate risk associated with these borrowings. The amount outstanding at June 30, 2005 is $500,000.

The terms of our term loan agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of June 30, 2005, we were in compliance with the financial covenants of the loan agreement.

On February 27, 2003, our Board of Directors authorized the purchase of up to $100,000 of our common stock at any time that the market price is less than $3.50 per share. Purchases of stock may be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. We expect to fund any stock repurchases from our operating cash flow. As of June 30, 2005, we have not made any stock repurchases.

We issued a note payable to Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. in connection with the acquisition of the CareNet Segment. This three year promissory note is payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1%. We have made the required principal and interest payments on the note and the principal amount outstanding at June 30, 2005 is $167,000.



In the June 2004 period, we capitalized software development costs of $117,000 relating to our RAD Plus 2004 product. We did not capitalize any software development costs in the June 2005 period.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash, our securities, or a combination of cash and securities. If we fail to make any acquisitions our future growth will be limited to only internal growth. We are continually seeking acquisitions that will add complementary products to our offerings and that will provide value for the markets we serve. Although we are in discussions with several potential acquisitions and have entered into a non-binding letter of intent related to one potential acquisition, there are no assurances that we will be able to complete that potential acquisition or any other material acquisitions.

Based on our outstanding contracts and our continuing business, we believe that our cash flow from operations and our cash on hand will be sufficient to enable us to fund our operations for at least the next twelve months. It is possible that we may need additional funding if we go forward with certain acquisitions or if our business does not develop as we anticipate, or if our expenses, including our software development costs relating to our expansion of our product line and our marketing costs for seeking to expand the market for our products and services to include smaller clinics and facilities and sole group practitioners, exceed our expectations.


Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes, as of June 30, 2005, our obligations and commitments to make future payments under debt, capital leases and operating leases:

   Contractual Obligations             Payments Due by Period
                                          Total         Less than       1 - 3 years      4 - 5 years      Over 5 years
                                                         1 year


Long Term Debt(1)                        $  666,699     $  666,699      $      --        $      --       $     --

Capital Lease Obligations(2)                 54,394         54,394             --               --             --

Operating Leases(3)                       6,614,184        849,897       1,543,057        1,283,927       2,937,303
Total Contractual Cash
Obligations                              $7,335,277     $1,570,990      $1,543,057       $1,283,927      $2,937,303

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

Risk Factors

Because we are particularly dependent upon government contracts, any decrease in
--------------------------------------------------------------------------------
funding for entitlement programs could result in decreased revenue.
-------------------------------------------------------------------

We market our health information systems principally to behavioral health facilities, many of which are operated by state and local government entities and include entitlement programs. During the June 2005 period, we generated 48% of our revenue from contracts that are directly or indirectly with government agencies, as compared with 48% in the June 2004 period. Government agencies generally have the right to cancel certain contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our revenue would decline if state agencies reduce this funding.

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

If we make any acquisitions, they may disrupt or have a negative impact on our
------------------------------------------------------------------------------
business.
---------

If we make acquisitions, we could have difficulty integrating the acquired company's personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us, and/or our officers may exercise their rights to terminate their employment with us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

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

Shares may be issued pursuant to options which may adversely affect the market
------------------------------------------------------------------------------
price of our common stock.
--------------------------

We may issue stock upon the exercise of options to purchase shares of our common stock pursuant to our long term incentive plans, of which options to purchase 720,218 shares were outstanding at June 30, 2005. On July 14, 2005, the shareholders approved a 400,000 increase in the number shares available under the Netsmart 2001 Long-Term Incentive Plan. These 400,000 additional options were granted to officers and employees on July 14, 2005. The exercise of these options and the sale of the underlying shares of common stock may have an adverse effect upon the price of our stock.

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

Most of our cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If short-term market interest rates decrease by 10% from the levels at June 30, 2005, the effect on our net income would be a decrease of approximately $27,000 per year.


Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, except as set forth below, our disclosure controls and procedures were effective to insure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

There were no changes made in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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



PART II  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On July 14, 2005 we held our 2005 annual meeting of stock holders.

The following individuals were elected as directors:

Name                              Votes For                  Withheld
----                              ---------                  --------
James L. Conway                   4,982,667                   174,049
John F. Phillips                  4,938,352                   218,364
Gerald O. Koop                    4,889,157                   267,559
Joseph G. Sicinski                4,921,867                   234,849
Francis Calcagno                  4,020,048                 1,136,668
John S.T. Gallagher               4,921,867                   234,849
Yacov Shamash                     4,924,872                   231,844

The following proposals were approved as follows:

                                                   Votes For         Votes Against        Abstain         Broker Non Votes
                                                   ---------         -------------        -------         ----------------

Proposal to increase the number
of shares available under the Company's
2001 Long-Term Incentive Plan                      2,324,944         883,949                6,360         1,941,463

Approval of amendments to the 2001
Long Term Incentive Plan                           2,324,944         883,949                6,360         1,941,463

Approval of the selection of
Marcum & Kliegman LLP as the
Company's independent certified
Accountants for 2005                               5,143,871           2,745               10,100


Item 6.    Exhibits


         Exhibit No.     Description
         -----------     -----------
         10.1            Asset Purchase Agreement dated June 17, 2005 between
                         Addiction Management Systems, Inc. and Creative
                         Socio-Medics Corp. (incorporated by reference to
                         Exhibit 10.1 to Form 8-K dated June 21, 2005).
         10.2            2001 Long-Term Incentive Plan, as amended (incorporated
                         by reference to Exhibit 10.1 to Form 8-K dated June
                         16, 2005).
         10.3            Amendment No. 1 to Employment Agreement dated June 16,
                         2005, between the Registrant and James L. Conway
                         (incorporated by reference to Exhibit 10.2 to Form 8-K
                         dated June 16, 2005).
         10.4            Amendment No. 1 to Employment Agreement dated June 16,
                         2005 between the Registrant and Anthony F. Grisanti
                         (incorporated by reference to Exhibit 10.3 to Form 8-K
                         dated June 16, 2005).
         10.5            Asset Purchase Agreement dated April 27, 2005 between
                         ContinuedLearning LLC and Creative Socio-Medics Corp.
                         (incorporated by reference to Exhibit 10.2 to Form 8-K
                         dated April 27, 2005).

         10.6 Employment Agreement dated April 27, 2005 between Netsmart Technologies, Inc. and A. Sheree Graves (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 27, 2005).
         31.1            Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2            Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NETSMART TECHNOLOGIES, INC.



/s/ James L. Conway           Chief Executive Officer           August 9, 2005
--------------------         (Principal Executive Officer)
James L. Conway




/s/ Anthony F. Grisanti        Chief Financial Officer          August 9, 2005
-------------------------     (Principal Financial and
Anthony F. Grisanti             Accounting Officer)

                                Index of Exhibits



         Exhibit No.     Description
         -----------     -----------
         10.1            Asset Purchase Agreement dated June 17, 2005 between
                         Addiction Management Systems, Inc. and Creative
                         Socio-Medics Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 21, 2005).
         10.2            2001 Long-Term Incentive Plan, as amended (incorporated
                         by reference to Exhibit 10.1 to Form 8-K dated June
                         16, 2005).
         10.3            Amendment No. 1 to Employment Agreement dated June 16,
                         2005, between the Registrant and James L. Conway
                         (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 16, 2005).
         10.4            Amendment No. 1 to Employment Agreement dated June 16,
                         2005 between the Registrant and Anthony F. Grisanti
                         (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 16, 2005).
         10.5            Asset Purchase Agreement dated April 27, 2005 between
                         ContinuedLearning LLC and Creative Socio-Medics Corp.
                         (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 27, 2005).
         10.6            Employment Agreement dated April 27, 2005 between
                         Netsmart Technologies, Inc. and A. Sheree Graves
                         (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 27, 2005).
         31.1            Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2            Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1            Certification of Chief Executive Officer and Chief
                         Financial Officer pursuant to 8 U.S.C. section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.