Form 10-Q
period 2005-09-30
NETSMART TECHNOLOGIES INC
filed 2005-11-14
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005
Commission File Number 0-21177

NETSMART TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3680154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3500 Sunrise Highway, Great River, NY	11739
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (631) 968-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Number of shares of common stock outstanding as of November 9, 2005:	6,476,843

Netsmart Technologies, Inc. and Subsidiaries

Index

Part I: - Financial Information:

Item 1. Financial Statements:	Page

Condensed Consolidated Balance Sheets - September 30, 2005 (Unaudited) and December 31, 2004	1-2

Condensed Consolidated Statements of Income - (Unaudited) Nine Months Ended September 30, 2005 and 2004 and Three Months Ended September 30, 2005 and 2004	3

Condensed Consolidated Statements of Cash Flows - (Unaudited) Nine Months Ended September 30, 2005 and 2004	4-6

Condensed Consolidated Statement of Stockholders' Equity - (Unaudited) Nine Months Ended September 30, 2005	7

Notes to Condensed Consolidated Financial Statements	8-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits and Reports on Form 8-K	33

Item 1. Financial Statements

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$7,855,340	$16,411,735
Accounts Receivable - Net	10,193,872	11,714,691
Costs and Estimated Profits in Excess
of Interim Billings	1,405,492	636,985
Deferred taxes	1,262,912	1,111,000
Other Current Assets	803,558	596,253

Total Current Assets	21,521,174	30,470,664

Property and Equipment - Net	2,811,378	2,546,948

Other Assets:
Goodwill	19,090,270	—
Software Development Costs - Net	6,786,069	1,132,453
Contract Backlog	490,000	—
Customer Lists - Net	8,271,939	2,179,237
Deferred taxes less current portion	1,157,281	1,284,000
Other Assets	115,663	93,599

Total Other Assets	35,911,222	4,689,289

Total Assets	$60,243,774	$37,706,901

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
Liabilities and Stockholders' Equity:
Current Liabilities:
Current Portion - Long Term Debt	$500,034	$666,667
Promissory Note	494,414	—
Current Portion Capital Lease Obligations	45,248	64,450
Accounts Payable	5,722,075	1,572,930
Accrued Expenses	3,450,058	1,545,127
Interim Billings in Excess of Costs and Estimated Profits	6,296,390	7,497,773
Deferred Revenue	9,613,008	907,630

Total Current Liabilities	26,121,227	12,254,577

Long Term Debt - Less current portion	—	333,361
Capital Lease Obligations - Less current portion	38,058	21,532
Interest Rate Swap at Fair Value	2,144	15,152
Deferred Tax Liability	2,481,000	—
Deferred Rent Payable	477,027	455,427

Total Non Current Liabilities	2,998,229	825,472

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 Par Value, 3,000,000
Shares Authorized; None issued and outstanding	—	—

Common Stock - $.01 Par Value; Authorized 15,000,000 Shares; Issued and
outstanding 6,058,859 and 5,830,935 shares at September 30, 2005 and
5,567,124 and 5,339,200
shares at December 31, 2004	60,588	55,671

Additional Paid in Capital	35,181,386	29,893,223
Accumulated Comprehensive Loss - Interest Rate Swap	(2,144)	(15,152)
Accumulated Deficit	(2,402,530)	(3,593,908)
	32,837,300	26,339,834
Less: cost of shares of Common Stock held
in treasury - 227,924 shares at September 30, 2005
and December 31, 2004	1,712,982	1,712,982

Total Stockholders' Equity	31,124,318	24,626,852

Total Liabilities and Stockholders' Equity	$60,243,774	$37,706,901

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Software and Related Systems and Services:
General	$13,462,087	$12,638,623	$4,798,426	$4,334,656
Maintenance Contract Services	7,076,606	6,101,765	2,631,573	2,132,857
Total Software and Related Systems and Services	20,538,693	18,740,388	7,429,999	6,467,513
Application Service Provider Services	1,785,665	1,167,297	652,619	425,412
Data Center Services	1,380,234	1,525,048	433,976	527,894
Total Revenues	23,704,592	21,432,733	8,516,594	7,420,819
Cost of Revenues:
Software and Related Systems and Services:
General	7,288,864	6,875,643	2,788,201	2,323,244
Maintenance Contract Services	3,237,724	3,065,395	1,126,343	1,073,140
Total Software and Related Systems and Services	10,526,588	9,941,038	3,914,544	3,396,384
Application Service Provider Services	1,143,147	683,637	479,065	244,537
Data Center Services	677,017	645,490	227,393	214,798
Total Cost of Revenues	12,346,752	11,270,165	4,621,002	3,855,719
Gross Profit	11,357,840	10,162,568	3,895,592	3,565,100
Selling, General and Administrative Expenses	6,782,444	5,617,963	2,423,859	1,884,451
Research, Development and Maintenance	2,855,906	2,519,961	886,603	855,272
Total	9,638,350	8,137,924	3,310,462	2,739,723
Operating Income	1,719,490	2,024,644	585,130	825,377
Interest and Other Income	246,257	93,526	100,563	28,574
Interest and Other Expense	(52,369)	(104,138)	(14,936)	(26,773)
Income before Income Tax Expense	1,913,378	2,014,032	670,757	827,178
Income Tax Expense	722,000	563,000	292,000	194,000
Net Income	$1,191,378	$1,451,032	$378,757	$633,178
Earnings Per Share ("EPS")of Common Stock:
Basic EPS	$.22	$.27	$.07	$.12
Weighted Average Number of Shares of Common Stock Outstanding	5,409,836	5,329,549	5,537,862	5,338,700
Diluted EPS	$.21	$.26	$.07	$.11
Weighted Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding	5,655,631	5,544,614	5,798,017	5,547,848

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	Nine Months ended
	September 30,
	2005	2004
Operating Activities:
Net Income	$1,191,378	$1,451,032

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,418,549	1,193,915
Provision for Doubtful Accounts	342,000	64,000
Deferred Income Taxes	487,000	462,000

Changes in Assets and Liabilities:
[Increase] Decrease in:
Accounts Receivable	2,407,906	(1,306,946)
Costs and Estimated Profits in Excess of Interim Billings	(433,954)	166,949
Other Current Assets	46,750	240,213
Other Assets	(7,730)	43,851

Increase [Decrease] in
Accounts Payable	433,759	606,692
Accrued Expenses	830,550	(457,125)
Interim Billings in Excess of Costs and Estimated Profits	(1,201,383)	(526,155)
Deferred Revenue	3,478	154,464
Deferred Rent Payable	21,600	419,507

Total Adjustments	4,348,525	1,061,365

Net Cash Provided by Operating Activities	5,539,903	2,512,397

Investing Activities:
Acquisition of Property and Equipment	(346,020)	(1,292,033)
Capitalized Software Development	(42,000)	(185,000)
Business Acquisitions - Net	(13,347,017)	(16,263)

Net Cash Used In Investing Activities	(13,735,037)	(1,493,296)

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	Nine Months ended
	September 30,
	2005	2004
Financing Activities:
Payment of Capitalized Lease Obligations	$(47,857)	$(46,084)
Net Proceeds from Stock Options Exercised	186,590	111,962
Payments of Term Loans	(499,994)	(499,994)

Net Cash Used in Financing Activities	(361,261)	(434,116)

Net (Decrease) Increase in Cash and Cash Equivalents	(8,556,395)	584,985

Cash and Cash Equivalents -
Beginning of Period	16,411,735	15,920,993

Cash and Cash Equivalents -
End of Period	$7,855,340	$16,505,978

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$55,110	$107,050
Income Taxes	$242,458	$220,520

Non Cash Investing and Financing Activities:

The fair value of the interest rate swap decreased by $13,008 for the nine months ended September 30, 2005. The fair value of the interest rate swap decreased by $34,637 for the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, the Company acquired for $489,238 in cash and stock, the software, customer lists and other assets of ContinuedLearning LLC. The consideration consisted of $252,917 in cash plus 20,000 shares of common stock, valued at $191,400, based upon the average weighted stock price of $9.57 for the period commencing three days before and ending three days after the acquisition was agreed to and announced. The consideration also included the assumption of $44,921 for certain liabilities for services to be performed in the future. The agreement also included contingent consideration of $250,000 if certain revenue targets are met within one year of the closing of the acquisition, which closed on April 28, 2005. Based upon results thus far, the Company has provided for $125,000 of this contingent consideration and has adjusted the related balance sheet accounts accordingly. The $125,000 additional provision is included in accrued expenses.

During the nine months ended September 30, 2005, the Company acquired for $3,610,682, the software, customer lists and other assets of Addiction Management Systems. The consideration consisted of $2,661,849 in cash and the assumption of $948,833 for certain liabilities for services to be performed in the future.

During the nine months ended September 30, 2005, the Company acquired 100% of the equity interest in CMHC Systems, Inc. (“CMHC”). The purchase price totaled approximately $19,565,956 as follows: 435,735 shares of Netsmart’s common stock (valued at $4,915,091), $12,994,758 in cash plus additional cash consideration currently estimated at $792,024 required by the “working capital adjustment”, calculated and payable in accordance with the merger agreement, and acquisition costs of $864,083. The value of the 435,735 shares of common stock was based upon the average weighted stock price of $11.28 for the period commencing three days before and ending three days after the acquisition was agreed to an announced.

During the nine months ended September 30, 2004, the Company received 4,166 shares of its common stock in consideration for the exercise of certain stock options. The value of the shares received was $53,533, which was the market value of the common stock on the dates of exercise.

During the nine months ended September 30, 2004, the Company acquired for $250,000 TxM software and customer lists. The consideration consisted of $16,263 in cash and the assumption of $233,707 for certain liabilities for services to be performed in the future.

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (UNAUDITED)

			Additional		Accumulated
			Paid-in		Comprehensive
			Capital		Loss				Total
	Common Stock		Common	Accumulated	Interest Rate	Comprehensive	Treasury Shares		Stockholders'
	Shares	Amount	Stock	Deficit	Swap	Income	Shares	Amount	Equity
Balance - January 1, 2005	5,567,124	$55,671	$29,893,223	$(3,593,908)	$(15,152)	$—	227,924	$(1,712,982)	$24,626,852
Common Stock Issued - Exercise of Options	36,000	360	186,230	—	—	—	—	—	186,590
Change in Fair Value of Interest Rate Swap	—	—	—	—	13,008	13,008	—	—	13,008
Common Stock Issued - Business Acquisitions	455,735	4,557	5,101,933	—	—	—	—	—	5,106,490
Net Income	—	—	—	1,191,378	—	1,191,378	—	—	1,191,378
Balance - September 30, 2005	6,058,859	$60,588	$35,181,386	$(2,402,530)	$(2,144)	$1,204,386	227,924	$(1,712,982)	$31,124,318

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Netsmart Technologies, Inc. and its subsidiaries Netsmart New York, Inc. formerly Creative Socio-Medics Corporation, and Netsmart Ohio, Inc., formerly CMHC Systems, Inc., (collectively, unless the context otherwise indicates, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any other fiscal period or the full fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(2)  Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income	$1,191,378	$1,451,032	$378,757	$633,178

Denominator:
Weighted average shares	5,409,836	5,329,549	5,537,862	5,338,700
Effect of dilutive securities:
Employee stock options	245,795	215,065	260,155	209,148

Denominator for diluted earnings
per share-adjusted weighted
average shares after assumed
conversions	5,655,631	5,544,614	5,798,017	5,547,848

Options to purchase 1,500 shares of the Company’s common stock that were outstanding as of September 30, 2005 were not included in the calculation of diluted earnings per share for the nine and three months ended September 30, 2005 since such inclusion would have been antidilutive.

(3) Stock Options and Similar Equity Instruments

At September 30, 2005, the Company had three stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure”, which amended SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Income as Reported	$1,191,378	$1,451,032	$378,757	$633,178

Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax effect	914,064	738,048	442,426	376,081

Pro Forma Net Income (loss)	$277,314	$712,984	$(63,669)	$257,097

Basic Net Income Per Share as Reported	$.22	$.27	$.07	$.12

Basic Pro Forma Net Income (loss) Per Share	$.05	$.13	$(.01)	.05

Diluted Net Income Per Share as Reported	$.21	$.26	$.07	$.11

Diluted Pro Forma Net Income (loss) Per Share	$.05	$.13	$((.01)	$.05

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2005	2004
Expected Life (Years)	5	5
Interest Rate	5%	4.00%
Annual Rate of Dividends	0%	0%
Volatility	51%	68%

The weighted average fair value of options at date of grant using the fair value based method during 2005 and 2004 is estimated at $4.20 and $3.95 respectively.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company’s interim reporting period that begins on January 1, 2006. The transitional provisions of SFAS No. 123R will not have a material effect on the Company’s consolidated financial position or results of operations as substantially all outstanding equity instruments vest on or prior to December 31, 2005. The Company will utilize the fair value method for any future instruments issued or outstanding but not vested after the implementation date.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share Based Payments” (SAB 107). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R.

(4) Income Taxes

The provision for income taxes for the nine months ended September 30, 2005, consists of a current tax provision of $235,000 and a deferred tax provision of approximately $487,000. The provision for income taxes for the period ended September 30, 2004, consists of a current tax provision of $101,000 and a deferred tax provision of approximately $462,000. The deferred tax provision for the nine months ended September 30, 2004 was $801,000 based upon utilization of available net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $339,000. The provision for income taxes for the three months ended September 30, 2005, consists of a current tax provision of $96,000 and a deferred tax provision of approximately $196,000. The provision for income taxes for the three months ended September 30, 2004 consists of a current provision of $27,000 and a deferred tax provision of $167,000. The deferred tax provision was $433,000 based upon utilization of available net operating loss carry forwards plus an increase in the deferred tax asset valuation allowance of $29,000. Included in the deferred tax provision was a credit to Additional Paid in Capital in the amount of $462,000, which is related to a component of the net operating loss carry forwards, created as a result of deductions arising from the exercise of options and warrants.

Included in the acquired balance sheet of CMHC Systems, Inc. was a deferred tax asset comprised of the following significant components:

Deferred tax assets:
Allowance for doubtful receivables	$43,205
Accrued compensation	246,707
Property and equipment and purchased software	131,018
Deferred revenue	105,844
Other	31,118
Net operating loss carryforwards	1,855,988
2,413,880
Less valuation allowance	(848,475)
1,565,405
Deferred tax liabilities:
Capitalized software development costs	118,212

Net deferred tax assets	$1,447,193

Additionally, as a result of the CMHC Systems, Inc. acquisition, the Company booked a deferred tax liability in the amount of $3,416,000 relating to the non-deducible nature of certain acquired intangible assets, which liability will be amortized in future periods.

(5) Stockholders’ Equity

During the nine months ended September 30, 2005, options to purchase 36,000 shares were exercised and the Company received gross proceeds of $186,590.

On April 28, 2005, the Company acquired substantially all of the assets of Continued Learning LLC (see Acquisitions, footnote 8). The total purchase price of $489,238 consisted of various components of consideration including 20,000 shares of the Company’s common stock valued at $191,400.

On July 14, 2004, at the annual meeting of stockholders, the stockholders approved an increase of 400,000 in the number of shares available under the Netsmart 2001 Long-Term Incentive Plan. These 400,000 additional options were granted to officers and employees on July 14, 2005 with an exercise price of $9.85 per share for each option, which was equal to the fair market value at the date of grant, in accordance with the terms of the 2001 Long-Term Incentive Plan. The options granted vest over different periods; however, they will all be fully vested by December 31, 2005.

On September 28, 2005, the Company consummated its acquisition by merger of CMHC Systems, Inc. (see Acquisitions, footnote 8). The total purchase price of $19,565,956 consisted of various components of consideration including 435,735 shares of the Company’s common stock valued at $4,915,091.

(6) Operating Segments

The Company currently classifies its operations into three business segments: (1) Software and Related Systems and Services, (2) Data Center Services and (3) Application Service Provider (“ASP”) Services. Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions, including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. Data Center Services involve Company personnel performing data entry and data processing services for customers. ASP Services involve Company offerings of each of its Avatar suite of products, CareNet products, ContinuedLearning products and InfoScribeR products on a virtual private network or internet delivery approach, thereby allowing its customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. Intersegment sales and sales outside the United States are not material. Information concerning the Company’s business segments are as follows:

	Software and Related Sytems and Service	Data Center Services	Application Service Provider Services	Consolidated
Nine Months Ended September 30, 2005
Revenue	$20,538,693	$1,380,234	$1,785,665	$23,704,592
Income before income taxes	1,532,217	368,892	12,269	1,913,378
Total identifiable assets at
September 30, 2005	55,440,331	1,478,805	3,324,638	60,243,774

Nine Months Ended September 30, 2004
Revenue	$18,740,388	$1,525,048	$1,167,297	$21,432,733
Income before income taxes	1,427,856	547,163	39,013	2,014,032
Total identifiable assets at
September 30, 2004	30,021,788	2,456,000	3,358,326	35,836,114

Three Months Ended September 30, 2005
Revenue	$7,429,999	$433,976	$652,619	$8,516,594
Income before income taxes	604,978	101,905	(36,126)	670,757

Three Months Ended September 30, 2004
Revenue	$6,467,513	$527,894	$425,412	$7,420,819
Income before income taxes	589,962	205,436	31,780	827,178

(7) Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

(8) Acquisitions

On April 28, 2005, the Company acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offered a comprehensive family of web-based training products and services, including its Learning Management System. The total purchase price, including acquisition costs and a partial recognition of a potential additional payment, was $614,237 which consisted of cash of $252,917 including legal fees of $18,632, and broker fees of $10,000, 20,000 shares of the Company’s common stock valued at $191,400, assumed liabilities of $44,921 and an accrual for a potential additional payment of $125,000. The purchase agreement also provides for a potential additional payment up to $250,000 if certain revenue targets are met in year one. Based upon the attainment of certain revenue targets as of September 30, 2005 the Company recognized $125,000 of this additional payment at September 30, 2005. The Company also entered into a two year employment agreement at an annual salary of $100,000 per year with the principal of ContinuedLearning LLC, whereby the principal can receive an additional $300,000 in cash, to be accounted for as compensation expense, if certain revenue targets are met within a two-year period. The cash portion of the purchase price was paid out of existing working capital.

The cost of the ContinuedLearning acquisition was allocated as follows: $567,955 to purchased software, $4,282 to customer lists,$17,000 to computer hardware, and $25,000 to a covenant not to compete. The Company is amortizing the purchased software over a six-year life, the customer lists and computer hardware over a three-year life, and the covenant not to compete over a two-year life.

On June 20, 2005, the Company acquired the assets of Addiction Management Systems, Inc (“AMS”). The total purchase price, including acquisition costs, was $3,610,682 which consisted of cash of $2,641,945 plus legal fees of $19,904 and assumed liabilities for services to be provided of $948,833.

The cost of the AMS acquisition was allocated as follows: $2,050,700 to purchased software, $1,396,902 to customer lists, $127,698 accounts receivable, $32,048 to inventory, and $3,334 to a security deposit. The Company is amortizing the purchased software and the customer lists over an eight-year life.

Pursuant to a merger agreement dated September 20, 2005, the Company acquired 100% of the equity interest in CMHC Systems, Inc. (“CMHC”) a company that offers a full suite of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. The purchase price totaled approximately $19,565,956 as follows: 435,735 shares of Netsmart’s common stock (valued at $4,915,091), $12,994,758 in cash plus additional cash consideration currently estimated at $792,024 as required by the “working capital adjustment”, calculated and payable in accordance with the merger agreement, and acquisition costs of $864,083. In addition, the Company booked a deferred tax liability in the amount of $3,416,000 relating to certain acquired intangible assets.

None of the goodwill or amortization of the contract backlog, capitalized software or customer list will be deductible on the Company’s tax return. The Company is amortizing the contract backlog over one year, the capitalized software over four years and the customer list over 20 years. The goodwill will be reviewed each year to determine if any impairment adjustment will be required. The unaudited condensed Consolidated Balance Sheet reflects the Company’s best estimate of the purchase price allocations, however the final allocation may differ from these amounts.

The Company also assumed the CMHC Systems, Inc. facility lease in Dublin, Ohio. This lease has a total square footage of 34,230, is non cancelable and expires on September 30, 2010. The annual rent is $377,172 and is subject to annual real estate tax assessments.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition of CMHC Systems, Inc.

At September 30, 2005
($ in thousands)

Current assets	$6,166
Property, plant and equipment - net	464
Software development costs	3,300
Customer lists	5,200
Goodwill	19,091
Contract backlog	490
Deferred tax asset - long term	1,157
Other assets	26
Total assets acquired	35,894

Current liabilities	12,874
Deferred tax liability	3,416
Long-term debt	38
Total liabilities assumed	16,326
Net assets acquired	$19,566

Included in the current liabilities of $12,874,000 is a promissory note which CMHC entered into in April 2005 in the amount of $500,000. This note bears interest at a rate of 14% per annum and is due on October 31, 2005. This promissory note was paid in full in October 2005.

The following unaudited proforma condensed consolidated statements of operations assumes the Continued Learning LLC, the AMS and the CMHC acquisitions occurred on January 1, 2004. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma statements have been made. These proforma amounts may not be indicative of what would have occurred had the acquisition been completed on January 1, 2004 or results which may occur in the future.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands except share and per share amounts)
Revenue	$43,392	$39,959	$15,076	$13,138
Net Income	1,360	71	553	(39)
Net Income Per Share;
Basic	$.23	$.01	$.09	$(.01)
Diluted	$.22	$.01	$.09	$(.01)

Weighted Average Number
of Share of Common
Stock Outstanding	5,854,460	5,785,284	5,973,597	5,794,435

Weighted Average Number
if Shares of Common
Stock and Common Stock
Equivalents Outstanding	6,100,255	6,000,349	6,233,752	6,003,583

The results of the acquisitions of ContinuedLearning and AMS were included in the actual consolidated results of operations commencing with the respective date of the acquisitions. With respect to the CMHC acquisition which closed on September 28, 2005, the balance sheet of CMHC is reflected in the consolidated balance sheet of (the Company as of September 30, 2005. The results of operations of CMHC will be consolidated with those of the Company commencing October 1, 2005.

The Company accounted for the ContinuedLearning, AMS and CMHC acquisitions pursuant to the purchase method of accounting as required under Statement of Financial Accounting Standards No. 141 “Business Combination”.

(9) New Pronouncements

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) In March 2005, the FASB issued FIN 47, which is effective for the Company on December 31, 2005. FIN 47 clarifies that the phrase “conditional asset retirement obligation,” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect that adoption of FIN 47 will have a significant effect on its consolidated financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”(SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial position or results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7. “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”, which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date, (which is treated recorded I shareholder’s equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. Neither of these Issues have an effect on our consolidated financial position or results of operations since we do not currently have any convertible debt instruments.

(10) Subsequent Events

On October 7, 2005, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) pursuant to which the Bank has agreed to make loans to the Company consisting of (i) a $2,500,000 Revolving Credit Loan and (ii) a $2,500, 000 Term Loan (collectively, the “Loans”).

The Loans are evidenced by promissory notes of the Company (the “Notes”) and are secured by a security interest in the Company’s personal property, including a pledge of the stock of the Company’s wholly-owned subsidiaries. The Loans are guaranteed by the Company’s significant wholly-owned subsidiaries, Netsmart, New York, Inc. and Netsmart Ohio, Inc.

On October 7, 2005, the Company borrowed the full amount of the $2,500,000 Term Loan. The Company has not borrowed any amounts under the Revolving Credit Loan. The term loan bears interest at LIBOR plus 2.25%. The Company has entered into an interest rate swap agreement with the bank for the amount outstanding under the term loan whereby it converted the variable rate on the term loan to a fixed rate of 7.1% in order to reduce the interest rate risk associated with these borrowings. The revolving credit facility will bear interest at a rate per annum to be elected by the Company, equal to either (1) the LIBOR rate plus 2% or (2) the Bank’s prime rate.

On October 14, 2005, the Company announced the completion of a private placement of units consisting of an aggregate 490,000 shares of its common stock and warrants to purchase 147,003 shares of common stock, which include 24,500 warrants issued to the placement agent. The warrants have an exercise price of $11 per share. The Company received net proceeds of approximately $4.2 million.

In October 2005, options to purchase 155,908 shares were exercised and the Company received gross proceeds of $600,007. Included in the 155,908 options exercised were 103,250 options exercised related to officers and members of the Board of Directors of the Company, which accounted for gross proceeds of $382,333 of the total $600,007 gross proceeds.

On November 3, 2005, the Company granted 30,000 inducement options to employees of CMHC Systems, Inc. to encouraging the recipient to continue to remain in the employ of CMHC after the acquisition. The options were granted at a price of $14.77 which was equal to the fair market value at the date of grant. The options will vest over a period of three years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our operations are grouped into three segments:

▪	Software and Related Systems and Services
▪	Data Center (service bureau) Services
▪	Application Service Provider Services (ASP)

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

On April 28, 2005, we acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offered a comprehensive family of web-based training products and services, including its Learning Management System. The total purchase price, including acquisition costs, was $614,238 which consisted of cash of $252,917 including legal fees of $18,632 and brokers fees of $10,000, 20,000 shares of our common stock valued at $191,400, assumed liabilities of $44,921, and an accrual for a potential additional payment of $125,000. The purchase agreement also provides for a potential additional payment of $250,000 if certain revenue targets are met in year one. We recognized $125,000 of this additional payment at September 30, 2005. We also entered into an employment agreement with the principal of ContinuedLearning LLC, whereby the principal can receive an additional $300,000 in cash, to be accounted for as compensation expense, if certain revenue targets are met. The cash portion of the purchase price was paid out of existing working capital.

On June 20, 2005, we acquired the assets of Addiction Management Systems, Inc (“AMS”). The total purchase price, including acquisition costs, was $3,610,682, which consisted of cash of $2,641,945 plus legal fees of $19,904 and assumed liabilities for services to be provided of $948,833.

Pursuant to a merger agreement dated September 20, 2005 ,we acquired 100% of the equity interest in CMHC Systems, Inc. (“CMHC”) a company that offers a full suite of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. The purchase price totaled approximately $19,565,956 as follows: 435,735 shares of our common stock (valued at $4,915,091), $12,994,758 in cash plus additional cash consideration currently estimated at $792,024 as required by the “working capital adjustment”, calculated and payable in accordance with the merger agreement, and acquisition costs of $864,083. In addition, we also acquired CMHC ‘s negative net worth in the amount of $3,502,673. In addition, we booked a deferred tax liability in the amount of $3,416,000 relating to the non-deductible nature of certain acquired intangible assets, which liability will be amortized in future periods.

Nine Months Ended September 30, 2005 and 2004

Results of Operations

Our total revenue for the nine months ended September 30, 2005 (the “September 2005 period”) was $23,705,000, an increase of $2,272,000, or 11%, from our revenue for the nine months ended September 30, 2004 (the “September 2004 period”), which was $21,433,000.

Revenue from contracts with state and local government agencies represented 49% of revenue in both the September 2005 and September 2004 periods.

Fixed price software development contracts, which include labor, licenses and third party resale components, accounted for 31% and 35% of consolidated revenue for the September 2005 period and the September 2004 period, respectively. This decrease is the result of a decrease in Software and Related Systems and Services revenue generated from fixed price contracts and an increase in such revenue generated on an as incurred basis. Our recurring revenue components, which include our maintenance contract services, our Data Center and ASP services, accounted for 43% of our consolidated revenue for the September 2005 period compared to 41% of consolidated revenue for the September 2004 period. This increase was the result of an increase in both maintenance and ASP revenue which was partially offset by a decrease in Data Center revenue. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of costs and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method, which is based upon the time spent by our technical personnel on a project.

Software and Related Systems and Services

Our Software and Related Systems and Services revenue for the September 2005 period was $20,539,000, an increase of $1,799,000, or 10%, from our revenue for the September 2004 period, which was $18,740,000. Software and Related Systems and Services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software license revenue, maintenance revenue and revenue from small turnkey systems.

The largest component of Software and Related Systems and Services revenue was turnkey systems labor revenue, which increased $116,000 or 2% to $7,250,000 in the September 2005 period from $7,134,000 in the September 2004 period. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. The increase in turnkey systems labor revenue was primarily due to a 4% increase in the average daily billing rate, which accounted for total labor revenue increase of $160,000 in the September 2005 period as compared to the September 2004 period. This increase was offset by a decrease of $44,000 related to reduced services provided under labor related contracts. The decrease in services is primarily due to the fact that during the month of September, a substantial amount of our staff that is typically assigned to revenue generating efforts spent time dedicated to the activities of our annual User Group meeting. Revenue from third party hardware and software increased 20% to $3,882,000 in the September 2005 period, from $3,244,000 in the September 2004 period. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our software and related systems and services revenue. During the September 2005 period, the increase in revenue from third party hardware and software was partially the result of an increase in database software sales and pharmacy sales to various customers. License revenue increased 7% to $1,691,000 in the September 2005 period, from $1,587,000 in the September 2004 period. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. During the September 2005 period, the increase in license revenue was substantially the result of increased user license sales to existing customers. Maintenance revenue increased 16% to $7,077,000 in the September 2005 period from $6,102,000 in the September 2004 period. Revenue from the AMS acquisition accounted for approximately 6% of this increase. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division decreased 5% to $639,000 in the September 2005 period from $673,000 in the September 2004 period. We sold and performed on fewer small turnkey contracts in the September 2005 period than in the September 2004 period. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month. On September 20, 2005, we acquired AMS. AMS typically has the type of contracts included in the small turnkey division revenue; however, sales of AMS products and services were not material during the September 2005 period.

Gross profit increased 14% to $10,012,000 in the September 2005 period from $8,799,000 in the September 2004 period. Our gross margin percentage increased to 49% in the September 2005 period from 47% in the September 2004 period. Our gross margin increased as a result of improved efficiency from our maintenance division as well as an increase in our license revenue. This increase was partially offset by a decrease in our labor efficiency with respect to our fixed price contracts primarily due to the reallocation of staff to our User Group activities in the month of September 2005.

Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fee by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $1,380,000 in the September 2005 period from $1,525,000 in the September 2004 period, representing a decrease of $145,000, or 10%. This decrease was the result of two customers discontinuing the use of our services.

Gross profit decreased 20% to $703,000 in the September 2005 period from $880,000 in the September 2004 period. Our gross margin percentage decreased to 51% in the September 2005 period from 58% in the September 2004 period. This decrease was the result of the decrease in revenue, as well as an increase in costs of approximately $32,000. The increase in costs was substantially the result of an increase in communications costs of $30,000 and depreciation $13,000, which was partially offset by a decrease in support overhead of approximately $11,000.

Application Service Provider Services (“ASP”)

ASP Services involves the offering of our Avatar suite of products, our CareNet products, our ContinuedLearning products and our InfoScribeR products on a virtual private network or through an internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements for such services.

ASP revenue increased to $1,786,000 in the September 2005 period from $1,167,000 in the September 2004 period, representing an increase of $619,000 or 53%. The components of the ASP revenue are as follows:

	September 2005 period	September 2004 period
Avatar	$790,000	$383,000
CareNet	663,000	617,000
ContinuedLearning	100,000	—
InfoScribeR	233,000	167,000
Total	$1,786,000	$1,167,000

Avatar ASP revenue increased in the September 2005 period by 106% as compared to the September 2004 period. This increase was substantially the result of increased usage from our existing customer base, as well as the addition of one new customer in the September 2005 period.

CareNet revenue increased in the September 2005 period by 7% as compared to the September 2004 period. Approximately 44% of the revenue increase is associated with the original CareNet customer base acquired in September 2003, with the balance of the increase resulting from sales to new customers.

InfoScribeR revenue increased in the September 2005 period by 40% as compared to the September 2004 period. This increase is the result of an increase in our client base.

On April 28, 2005, we acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offers a comprehensive family of web-based training products and services, including its Learning Management System. ContinuedLearning revenue totaled $100,000 for the September 2005 period.

Gross profit for the September 2005 period was $643,000 and for the September 2004 period was $484,000. The gross margin percentage was 36% in the September 2005 and 41% in the September 2004 period. Although revenue increased, the gross profit and gross margin percentage did not increase proportionally due to the increased costs associated with the Continued Learning operations which amounted to $309,000 in the September 2005 period. These costs represent the required baseline costs to support the ContinuedLearning operation. We expect that as new revenue is added to this operation, gross profit and margins will increase accordingly.

Operating Expenses

Selling, general and administrative expenses were $6,782,000 in the September 2005 period, reflecting an increase of $1,164,000, or 21%, from $5,618,000 in the September 2004 period. Approximately 24% or $278,000 of this increase was related to an increase in bad debts as a result of one customer filing for bankruptcy and approximately 9% or $110,000 was related to costs associated with our User Group meeting in September 2005. The remaining increases were: sales and marketing salaries and fringe benefits, which increased by $296,000; sales and marketing consulting costs, which increased by $203,000; other consulting which increased by $220,000, of which $78,000 related to Sarbanes Oxley compliance efforts and $50,000 related to strategic planning efforts; general administrative salaries and fringe benefits, which increased by $66,000 and $208,000 which related to increased amortization related to the ContinuedLearning and AMS acquisitions. The ongoing costs for consultants for Sarbanes-Oxley compliance are expected to decrease significantly in future periods. The cost increases were partially offset by reductions in: trade shows, which decreased by $24,000; advertising and promotion, which decreased by $46,000; commissions which decreased by $54,000; investment banker fees, which decreased by $66,000; depreciation, which decreased by $103,000; and provision for bonuses, which decreased by $43,000.

We incurred research, development and maintenance expenses of $2,856,000 in the September 2005 period, an increase of 13% from $2,520,000 in the September 2004 period. During the latter part of 2004, we invested in infrastructure that is designed to improve the way we support our customers and products. This increased infrastructure costs relate to product version control, which includes design, programming, testing, documentation and quality control of our products. These efforts accounted for a substantial increase in our research, development and maintenance expenses. The increase in research, development and maintenance expense is also the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules which address Federal reporting requirements, as well as continuing investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Interest and other expense was $52,000 in the September 2005 period, a decrease of $52,000, or 50%, from the $104,000 in the September 2004 period. This decrease is the result of the completion of the amortization of the financing costs associated with our then-current loan agreement, which was amortized over a three year period, as well as reduced borrowing under our then-current loan agreement during the September 2005 period.

Interest income was $246,000 in the September 2005 period, an increase of $152,000, or 162%, from the $94,000 in the September 2004 period. This increase is the result of maintaining higher cash balances during the September 2005 period as well as an increase in interest rates. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from our then-current term loan, as well as cash generated from operations and the proceeds of the exercise of options and warrants.

We had a net operating loss tax carry forward of approximately $2.1 million at September 30, 2005. Additionally, CMHC Systems, Inc. has remaining net operating loss carryforwards of approximately $4 million, of which a reserve allowance of $848,000 has been established. In the September 2005 period, we recorded a current income tax expense of $235,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $487,000. In the September 2004 period, we recorded a current income tax expense of $101,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $462,000. The deferred tax provision was $801,000 based upon utilization of available net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $339,000.

As a result of the foregoing factors, in the September 2005 period we had net income of $1,191,000, or $.22 per share (basic) and $.21 per share (diluted). For the September 2004 period, we had net income of $1,451,000, or $.27 per share (basic) and $.26 per share (diluted).

Three Months Ended September 30, 2005 and 2004

Results of Operations

Our total revenue for the three months ended September 30, 2005 (the “September 2005 quarter”) was $8,517,000, an increase of $1,096,000, or 15%, from our revenue for the three months ended September 30, 2004 (the “September 2004 quarter”), which was $7,421,000.

Revenue from contracts with state and local government agencies represented 44% of revenue in the September 2005 quarter and 47% of revenue in the September 2004 quarter. This decrease is the result of a substantial completion of two state contracts and one county contract.

Fixed price software development contracts, which include labor, licenses and third party resale components, accounted for 31% and 35% of consolidated revenue for the September 2005 quarter and the September 2004 quarter, respectively. This decrease is the result of a decrease in Software and Related Systems and Services revenue generated from fixed price contracts and an increase in Software and Related Systems and Services revenue generated on an as incurred basis. Our recurring revenue components, which include our maintenance contract services, our Data Center and ASP services, accounted for 44% of our consolidated revenue for the September 2005 quarter compared to 42% of consolidated revenue for the September 2004 quarter. This increase was the result of an increase in both maintenance and ASP revenue which was partially offset by a decrease in Data Center revenue. We recognize revenue for fixed price contracts on the estimated percentage of completion basis. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any quarter, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of costs and estimated profits. Revenue from fixed price software development contracts is determined using the percentage of completion method, which is based upon the time spent by our technical personnel on a project.

Software and Related Systems and Services

Our Software and Related Systems and Services revenue for the September 2005 quarter was $7,430,000, an increase of $962,000, or 15%, from our revenue for the September 2004 quarter, which was $6,468,000. Software and Related Systems and Services revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software license revenue, maintenance revenue and revenue from small turnkey systems.

Our Software and Related Systems and Services turnkey systems labor revenue decreased $185,000 or 8% to $2,241,000 in the September 2005 quarter from $2,426,000 in the September 2004 quarter. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. A decrease in turnkey systems labor revenue of $272,000 was primarily due to reduced services provided under labor related contracts. Approximately $90,000 of the decrease was the result of certain of our staff which are typically assigned to revenue generating efforts, dedicating time to the activities of our annual User Group meeting in September. The remaining $182,000 decrease was the result of an overall reduction in time spent on labor related contracts. This decrease was partially offset by a 6% increase in the average daily billing rate, which accounted for a labor revenue increase of $87,000 in the September 2005 quarter as compared to the September 2004 quarter. Revenue from third party hardware and software increased 32% to $1,588,000 in the September 2005 quarter, from $1,200,000 in the September 2004 quarter. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our software and related systems and services revenue. During the September 2005 quarter the increase in third party hardware and software was partially the result of an increase in database software and pharmacy sales to various customers. License revenue increased 30% to $702,000 in the September 2005 quarter, from $542,000 in the September 2004 quarter. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. The increase in license revenue in the September 2005 quarter is the result of increased sales to our customer base related to customer user count increases. Maintenance revenue increased 23% to $2,632,000 in the September 2005 quarter from $2,133,000 in the September 2004 quarter. Revenue from the AMS acquisition accounted for approximately 18% of this increase. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey division increased 60% to $266,000 in the September 2005 quarter from $166,000 in the September 2004 quarter. As a result of the AMS acquisition we sold and performed on more small turnkey contracts in the September 2005 quarter than in the September 2004 quarter. Small turnkey division sales relate to turnkey contracts that are less than $50,000 and are usually completed within one month. On September 20, 2005, we acquired AMS which typically has the type of contracts included in the small turnkey division revenue; however, sales of AMS products and services were not material during the September 2005 quarter.

Gross profit increased 14% to $3,515,000 in the September 2005 quarter from $3,071,000 in the September 2004 quarter. Our gross margin percentage decreased to 47% in the September 2005 quarter from 48% in the September 2004 quarter. This decrease was the result of a decrease in our labor efficiency with respect to our fixed price contracts substantially as a result of labor generating resources being redirected to our User Group activities in the month of September 2005. The decrease in our gross margin was partially offset by the improved efficiency of our maintenance division as well as an increase in our license revenue.

Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fee by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $434,000 in the September 2005 quarter from $528,000 in the September 2004 quarter, representing a decrease of $94,000, or 18%. This decrease was the result of two customers discontinuing the use of our services.

Gross profit decreased 34% to $207,000 in the September 2005 quarter from $313,000 in the September 2004 quarter. Our gross margin percentage decreased to 48% in the September 2005 quarter from 59% in the September 2004 quarter. This decrease was substantially the result of the decrease in revenue as well as an increase in costs of approximately $13,000. The increase in costs was substantially the result of an increase in costs for communications $5,000, supplies $7,000 and depreciation $4,000, which was partially offset by a decrease in support overhead of approximately $3,000.

Application Service Provider Services (“ASP”)

ASP Services involves the offering of our Avatar suite of products, our CareNet products, our ContinuedLearning products and our InfoScribeR products on a virtual private network or through an internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements for such services.

ASP revenue increased to $653,000 in the September 2005 quarter from $425,000 in the September 2004 quarter, representing an increase of $228,000 or 54%. The components of the ASP revenue are as follows:

	September 2005 quarter	September 2004 quarter
Avatar	$265,000	$143,000
CareNet	221,000	226,000
ContinuedLearning	77,000	—
InfoScribeR	90,000	56,000
Total	$653,000	$425,000

Avatar ASP revenue increased in the September 2005 quarter by 85% as compared to the September 2004 quarter. This increase was substantially the result of increased usage from our existing customer base.

CareNet revenue decreased by $10,000 in the September 2005 quarter or 2% as compared to the September 2004 quarter. This decrease was partially offset by an increase of $5,000 associated with the original CareNet customer base acquired in September 2003.

InfoScribeR revenue increased in the September 2005 quarter by 61% as compared to the September 2004 quarter. This increase is the result of an increase in our client base.

On April 28, 2005, we acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offers a comprehensive family of web-based training products and services including its Learning Management System. ContinuedLearning revenue totaled $77,000 for the September 2005 quarter.

Gross profit for the September 2005 quarter was $173,000 and for the September 2004 quarter was $181,000. The gross margin percentage was 27% in the September 2005 quarter and 43% in the September 2004 quarter. The decrease in gross margin percentage is the result of increased costs associated with the ContinuedLearning acquisition, which amounted to $191,000 in the September 2005 quarter. These costs represent the required baseline costs to support the ContinuedLearning operation. We expect that as new revenue is added to this operation, gross profit and margins will increase accordingly.

Operating Expenses

Selling, general and administrative expenses were $2,424,000 in the September 2005 quarter, reflecting an increase of $540,000, or 29%, from $1,884,000 in the September 2004 quarter. Approximately 20%, or $110,000, of this increase was related to costs associated with our User Group meeting held in September 2005. The remaining increases were: sales and marketing salaries and fringe benefits, which increased by $105,000; other consulting costs, which increased by $49,000 of which $19,000 related to Sarbanes Oxley compliance efforts; legal fees, which increased by $26,000; accounting fees, which increased by $37,000; general administrative salaries and fringe, which increased by $90,000 and $151,000 which related to increased amortization related to the ContinuedLearning and AMS acquisitions. The ongoing costs for consultants for Sarbanes-Oxley compliance are expected to decrease significantly in future periods. The cost increases were partially offset by reductions in: reserve for bad debts, which decreased by $27,000 and depreciation, which decreased by $34,000.

We incurred research, development and maintenance expenses of $887,000 in the September 2005 quarter, an increase of 4% from $855,000 in the September 2004 quarter. During the latter part of 2004, we invested in infrastructure that is designed to improve the way we support our customers and products. These infrastructure costs relate to product version control, which includes design, programming, testing, documentation and quality control of our products. These research, development and maintenance expense are also the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules which address Federal reporting requirements, as well as continuing investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Interest and other expense was $15,000 in the September 2005 quarter, a decrease of $12,000, or 44%, from the $27,000 in the September 2004 quarter. This decrease is the result of the completion of the amortization of the financing costs associated with our then-current loan agreement, which was amortized over a three year period, as well as reduced borrowing under our then-current loan agreement during the September 2005 quarter.

Interest income was $101,000 in the September 2005 quarter, an increase of $72,000, or 248%, from the $29,000 in the September 2004 quarter. This increase is the result of maintaining higher cash balances during the September 2005 quarter as well as an increase in interest rates. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from our then-current term loan, as well as cash generated from operations and the proceeds of the exercise of options and warrants.

We have a net operating loss tax carry forward of approximately $2.1 million at September 30, 2005. Additionally, CMHC Systems, Inc. has remaining net operating loss carryforwards of approximately $4 million, of which a reserve allowance of $848,000 has been established. In the September 2005 quarter, we recorded a current income tax expense of $96,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $196,000. In the September 2004 quarter, we recorded a current income tax expense of $27,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $167,000. The deferred tax provision was $314,000 based upon utilization of available net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $147,000.

As a result of the foregoing factors, in the September 2005 quarter we had net income of $379,000, or $.07 per share (basic and diluted). For the September 2004 quarter, we had net income of $633,000, or $.12 per share (basic) and $.11 per share (diluted).

Liquidity and Capital Resources

We had a working capital deficit of approximately $4.6 million at September 30, 2005 as compared to working capital of approximately $18.2 million at December 31, 2004. This decrease of approximately $22.8 million in working capital was the result of the following: $15,890,000 for the acquisitions of CMHC, ContinuedLearning and AMS, $6,708,000 of negative working capital acquired in the acquisition of CMHC, $1,656,000 of other costs related to the CMHC acquisition, $1,139,000 in current liabilities assumed and accrued with respect to the acquisitions of ContinuedLearning and AMS, $346,000 for the acquisition of equipment, $42,000 related to the capitalization of software and a decrease in the current portion of the deferred tax asset in the amount of $138,000. These decreases were partially offset by our net income, after adding back depreciation and amortization, which totaled $2,610,000, and $187,000 in net proceeds from the exercise of stock options. The remaining increase in working capital of $306,000 was due to changes in other current assets and liabilities.

In October 2005, we entered into a revolving credit and term loan agreement (the “Credit Agreement”) with the Bank of America (“B of A”). This financing provides us with a five-year term loan of $2.5 million. The term loan bears interest at LIBOR plus 2.25%. We have entered into an interest rate swap agreement with B of A for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.1% in order to reduce the interest rate risk associated with these borrowings. On October 7, 2005, we borrowed the full amount of the $2,500,000 term loan. The revolving credit facility provides for borrowings of up to $2,500,000. Any amounts borrowed under this arrangement will bear interest at a rate per annum to be elected by us, equal to either (1) the LIBOR Rate plus 2.00% or (2) the Bank's prime rate. We have not borrowed any amounts under the revolving credit facility.

The terms of the Credit Agreement require compliance with certain covenants, including maintaining a minimum tangible net worth of $4 million, minimum cash reserves of $5,000,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

In October 2005, we completed a private placement of units consisting of an aggregate 490,000 shares of our common stock and warrants to purchase 122,504 shares of common stock. The warrants have an exercise price of $11 per share. We received net proceeds of approximately $4.2 million.

In September 2001, we entered into the Term Loan Agreement with Fleet Bank, which was subsequently acquired by the Bank of America (“B of A”). This financing provides us with a five-year term loan of $2.5 million. The current term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with B of A for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.95% in order to reduce the interest rate risk associated with these borrowings. The amount outstanding at September 30, 2005 is $375,000.

The terms of the 2001 Term Loan Agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of September 30, 2005, we were in compliance with the financial covenants of the Term Loan Agreement.

On February 27, 2003, our Board of Directors authorized the purchase of up to $100,000 of our common stock at any time that the market price is less than $3.50 per share. Purchases of stock may be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. We expect to fund any stock repurchases from our operating cash flow. As of September 30, 2005, we have not made any stock repurchases.

We issued a note payable to Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. in connection with the acquisition of the CareNet segment. This three year promissory note is payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1%. We have made the required principal and interest payments on the note and the principal amount outstanding at September 30, 2005 is $125,000.

In the September 2005 period, we capitalized software development costs of $42,000 relating to our AVATAR Mobile product.

During the nine months ended September 30, 2004, we capitalized $185,000 related to our RAD Plus 2004 product.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash, our securities, or a combination of cash and securities. If we fail to make any acquisitions our future growth will be limited to only internal growth. We are continually seeking acquisitions that will add complementary products to our offerings and that will provide value for the markets we serve. As of the date of this Form 10-Q quarterly report, we did not have any formal or informal agreements or understandings with respect to any acquisitions.

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

Contractual Obligations

The following table summarizes, as of September 30, 2005, our obligations and commitments to make future payments under debt, capital leases and operating leases:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Long Term Debt[1,4]	$500,034	$500,034	$—	$—	$—
Capital Lease Obligations[2]	83,306	45,248	38,058	—	—
Operating Leases[3]	12,452,956	1,258,412	2,279,721	2,022,720	6,892,103
Total Contractual Cash Obligations	$13,036,297	$1,803,694	$2,317,779	$2,022,720	$6,892,104

1 See Note 7 to Netsmart’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, which describes the Company’s financing agreement.
2 See Note 10 to Netsmart’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, which describes the Company’s Capital Lease Obligation.
3 See Note 12 to Netsmart’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 which describes the Company’s Operating Lease Obligations.
4 Note that these amounts do not include the $2.5 million borrowed under the Credit Agreement on October 14, 2005.

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

Revenue Recognition
Capitalized Software Development Costs
Impairment of Customer Lists

Revenue Recognition - Revenue associated with fixed price turnkey sales consists of the following components: licensing of software, labor associated with the installation and implementation of the software; and maintenance services rendered in connection with such licensing activities. Revenue from fixed price software development contracts and revenue under license agreements, which require significant modification of the software package to the customer’s specifications, are recognized utilizing the estimated percentage-of-completion method which uses the units-of-work-performed method to measure progress towards completion. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. We also derive revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. Consulting revenue is recognized when the services are rendered. Data Center revenue and Application Service Provider revenue are recognized in the period in which the services are provided. The above sources of revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

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

Impairment of Customer Lists - Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets for financial impairment, and continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying amount of such assets, the assets are adjusted to their fair values.

ISSUES AND UNCERTAINTIES

This Quarterly Report on Form 10-Q contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below under “Risk Factors” and elsewhere in this report, which, among others, should be considered in evaluating our financial outlook.

Risk Factors

Because we are particularly dependent upon government contracts, any decrease in funding for entitlement programs could result in decreased revenue.

We market our health information systems principally to behavioral health facilities, many of which are operated by state and local government entities and include entitlement programs. During 2004, 2003 and 2002 we generated 49%, 57% and 52%, respectively, of our revenue from contracts that are directly or indirectly with government agencies. Government agencies generally have the right to cancel certain contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our revenue would decline if state agencies reduce this funding.

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

Our customers require software which enables them to store, retrieve and process very large quantities of data and to provide them with instantaneous communications among the various data bases. Our business requires us to take advantage of recent advances in software, computer and communications technology. This technology has been developing at rapid rates in recent years, and our future may be dependent upon our ability to use and develop or obtain rights to products utilizing such technology. New technology may develop in a manner which may make our software obsolete. Our inability to use or develop new technology would have a significant adverse effect upon our business.

We may have difficulty competing with larger companies that offer similar services, which may result in decreased revenue.

Our customers in the human services market include entitlement programs, managed care organizations and specialty care facilities which have a need for access to information over a distributed data network. Each of the software industry, in general, and the health information software business in particular, is highly competitive. Other companies have the staff and resources to develop competitive systems. We may not be able to compete successfully with such competitors. The health information systems business is served by a number of major companies and a larger number of smaller companies. We believe that price competition is a significant factor in our ability to market our health information systems and services, and our inability to offer competitive pricing may impair our ability to market our systems and services.

If we are unable to protect our intellectual property, our competitors may gain access to our technology, which could harm our ability to successfully compete in our market.

We have no patent protection for our proprietary software. We rely on copyright protection for our software and non-disclosure and secrecy agreements with employees and third parties to whom we disclose information. This protection does not prevent our competitors from independently developing products similar or superior to our products and technologies. To further develop our services or products, we may need to acquire licenses for intellectual property. These licenses may not be available on commercially reasonable terms, if at all. Our failure to protect our proprietary technology or to obtain appropriate licenses could have a material adverse effect on our business, operating results or financial condition. Since our business is dependent upon our proprietary products, the unauthorized use or disclosure of this information could harm our business.

We cannot guarantee that in the future, third parties will not claim that we infringed their intellectual property. Asserting our rights or defending against third party claims could involve substantial costs and diversion of resources, which could materially and adversely affect our financial condition.

Government programs may suggest or mandate initiatives that could impact our ability to sell our products.

A major initiative being pushed by President Bush and the Department of Health and Human Services is the National Electronic Health Record. The federal government is promoting this platform and technology which is based on supplying “freeware” to any agency who desires; however, support is not supplied. This initiative competes with the private for profit Health Information Systems vendor community and could adversely affect our ability to sell our products and our financial results.

The covenants in our loan agreements restrict our financial and operational flexibility, including our ability to complete additional acquisitions, invest in new business opportunities, pay down certain indebtedness or declare dividends.

Our term loan agreement and our credit agreement contain covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, make other restricted payments, swap or sell assets, merge or consolidate, or make acquisitions. An event of default under our loan agreements could allow our lender to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our consolidated assets to secure the debt under our loan agreements. If the amounts outstanding under the loan agreements were accelerated, the lender could proceed against those consolidated assets. Any event of default, therefore, could have a material adverse effect on our business. The loan agreements also require us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will continue to meet those ratios. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default.

We have only paid one cash dividend after getting our lender’s consent and we do not anticipate paying any further cash dividends on our common stock in the foreseeable future. We presently intend to retain future earnings, if any, in order to provide funds for use in the operation and expansion of our business. Consequently, investors cannot rely on the payment of dividends to increase the value of their investment in us. In addition, our loan agreements prohibit us from paying cash dividends without the prior consent of the lender.

Our growth may be limited if we cannot make acquisitions.

A part of our business strategy is to acquire other businesses that are related to our current business. These acquisitions may be made with cash or securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity, which could dilute our earnings or the book value per share of our common stock. Our stock price may adversely affect our ability to make acquisitions for equity or to raise funds for acquisitions through the issuance of equity securities. If we fail to make any acquisitions, our future growth may be limited. As of the date hereof, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

We may be unable to effectively integrate CMHC Systems, Inc. or any other acquisitions, which may disrupt or have a negative impact on our business.

In September 2005, we consummated a merger with CMHC Systems, Inc., pursuant to which CMHC has become our wholly-owned subsidiary. We may have difficulty integrating CMHC’s personnel and operations with our own and we may have the same difficulty with any other acquisitions we may make. In addition, the key personnel of any acquired business may not be willing to work for us, and its officers may exercise their rights to terminate their employment with us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

Because we are dependent on our management, the loss of key executive officers could disrupt our business and our financial performance could suffer.

Our business is largely dependent upon our senior executive officers, Messrs. James L. Conway, our chief executive officer, Gerald O. Koop, our president, and Anthony F. Grisanti, our chief financial officer. Although we have employment agreements with these officers, the employment agreements do not guarantee that the officers will continue as our employees, and each of these officers has the right to terminate his employment on 90 days notice. Our agreements with Messrs. Conway and Grisanti are scheduled to expire on December 31, 2006. In addition, Mr. Koop’s employment agreement is scheduled to expire on December 31, 2005, following which he is expected to continue to work with us for a six-year period pursuant to our Executive Retirement, Non-Competition & Consulting Plan dated April 1, 2004. Our business may be adversely affected if any key management personnel or other key employees left our employ.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in our Form 10-K annual report for the year ended December 31, 2004, including the risks described under “Risk Factors” and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates. Our debt is at fixed rates of interest after completing an interest rate swap agreement, which effectively converted our variable rate debt at September 30, 2005 into a fixed rate debt of 7.95%. Therefore, if the LIBOR rate plus 2.5% increases above 7.95%, it may have a positive effect on our comprehensive income.

Most of our cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If short-term market interest rates decrease by 10% from the levels at September 30, 2005, the effect on our net income would be a decrease of approximately $4,000 per year.

Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15; however, due to the fact that the acquisition of CMHC Systems was consummated on September 28, 2005, the evaluation did not include an evaluation of CMHC’s disclosure controls and procedures. Based upon the evaluation that was conducted, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report the disclosure controls and procedures evaluated were effective to insure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes made in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that the controls and procedures evaluated are effective at the “reasonable assurance” level.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On September 28, 2005, we issued 435,735 shares of common stock in connection with our acquisition by merger of all of the issued common stock of CMHC Systems, Inc.

(c ) The 435,735 shares, together with cash of $10,432,251 and the acquisition of CMHC’s negative net worth in the amount of $3,502,673, were issued in consideration for the shares and warrants of CMHC received by us pursuant to the merger.

(d)  The sale of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act. The issuance was to a total of eleven accredited investors, all of which received restricted securities.

Item 6.  Exhibits

Exhibit No.	Description
10.1
Merger Agreement dated September 20, 2005, between CMHC Systems, Inc., Hayes Acquisition Corp., a newly-formed wholly-owned subsidiary of the Registrant, and John Paton, solely in the capacity of Securities Holders Representative (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 19, 2005).

10.2	Revolving Credit and Term Loan Agreement with Netsmart Technologies, Inc. and the Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 7, 2005
10.3	Asset Purchase Agreement dated June 17, 2005 between Addiction Management Systems, Inc. and Creative Socio-Medics Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 21, 2005).
10.4	2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 16, 2005).
10.5	Amendment No. 1 to Employment Agreement dated June 16, 2005, between the Registrant and James L. Conway (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 16, 2005).
10.6	Amendment No. 1 to Employment Agreement dated June 16, 2005 between the Registrant and Anthony F. Grisanti (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 16, 2005).
10.7	Asset Purchase Agreement dated April 27, 2005 between ContinuedLearning LLC and Creative Socio-Medics Corp. (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 27, 2005).
10.8	Employment Agreement dated April 27, 2005 between Netsmart Technologies, Inc. and A. Sheree Graves (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 27, 2005).
10.9
Letter Agreement between Griffin Securities, Inc. and Netsmart Technologies, Inc. dated as of August 9, 2005 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3 (333-129265).

10.10
Letter Agreement between Griffing Securities, Inc. and Netsmart Technologies, Inc. dated as of October 11, 2005 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-3 (333-129265).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSMART TECHNOLOGIES, INC.

Date: November 14, 2005	By:	/s/ James L. Conway
James L. Conway
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005	By:	/s/ Anthony F. Grisanti
Anthony F. Grisanti
Chief Financial Officer (Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit No.	Description
10.1
Merger Agreement dated September 20, 2005, between CMHC Systems, Inc., Hayes Acquisition Corp., a newly-formed wholly-owned subsidiary of the Registrant, and John Paton, solely in the capacity of Securities Holders Representative (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 19, 2005).

10.2	Revolving Credit and Term Loan Agreement with Netsmart Technologies, Inc. and the Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 7, 2005
10.3	Asset Purchase Agreement dated June 17, 2005 between Addiction Management Systems, Inc. and Creative Socio-Medics Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 21, 2005).
10.4	2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 16, 2005).
10.5	Amendment No. 1 to Employment Agreement dated June 16, 2005, between the Registrant and James L. Conway (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 16, 2005).
10.6	Amendment No. 1 to Employment Agreement dated June 16, 2005 between the Registrant and Anthony F. Grisanti (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 16, 2005).
10.7	Asset Purchase Agreement dated April 27, 2005 between ContinuedLearning LLC and Creative Socio-Medics Corp. (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 27, 2005).
10.8	Employment Agreement dated April 27, 2005 between Netsmart Technologies, Inc. and A. Sheree Graves (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 27, 2005).
10.9
Letter Agreement between Griffin Securities, Inc. and Netsmart Technologies, Inc. dated as of August 9, 2005 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3 (333-129265).

10.10
Letter Agreement between Griffing Securities, Inc. and Netsmart Technologies, Inc. dated as of October 11, 2005 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-3 (333-129265).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.