Form 10-K/A
period 2004-12-31
NETSMART TECHNOLOGIES INC
filed 2005-12-09
CIK 1011028

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


Our backlog consists of revenue of approximately $10.3 million from existing turnkey contracts; maintenance of approximately $10.1 million that is comprised of both amounts expected to be filled under unexpired maintenance contracts and also amounts that are subject to automatic renewal; unexpired Data Center contracts of approximately $2.1 million calculated using historical experience to determine future usage and unexpired application service provider backlog of approximately $2.2 million and facility management contracts of approximately $1.1 million which are also calculated using historical experience to determine twelve months of future usage.



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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.       Controls and Procedures

Evaluation and Disclosure Controls and Procedures


As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation and the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective.


Changes in Internal Controls


We are not an accelerated filer (as defined in the Securities Exchange Act) and are not required to deliver management's report on control over financial reporting until our fiscal year ended December 31, 2006 (or December 31, 2005 in the event we become an accelerated filer). During the quarter ended December 31, 2004 our independent registered public accountants identified certain matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting, as follows:

o the lack of the necessary corporate accounting resources to ensure consistently complete and accurate reporting of financial information with respect to the preparation of our tax accrual.

o the lack of the necessary corporate accounting resources to realign and cross-train current finance and accounting personnel. This has led to a dependence on our Chief Financial Officer, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting, particularly with respect to our revenue recognition on work in process contracts.

These weaknesses were the result of the limited size of our organization and existed prior to the requirement that we evaluate internal controls over financial reporting. During the period ended December 31, 2004, in order to remediate the weaknesses in internal control over financial reporting described above, we implemented the following changes in our internal controls:

o We engaged an outside consultant to prepare and review our tax accruals. This consultant prepared our tax provision for the year ended December 31, 2004.

o We provided additional training to our controller to assist in the segregation of duties with respect to financial reporting, Sarbanes Oxley 404 compliance and revenue recognition on work in process contracts.

In order to correct this deficiency, we are seeking to hire additional competent personnel to assist in the segregation of duties with respect to financial reporting, Sarbanes Oxley 404 compliance and revenue recognition on work in process contracts. We believe that we will be able to improve our internal controls over financial reporting and remedy the material weaknesses identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

Except as described above, there were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.            Financial Statement Schedules
              None

3.            Exhibits
              3.1(1)    Restated Certificate of Incorporation, as amended
              3.2(1)    By-Laws
              10.1(9)   Employment Agreement dated April 1, 2004, between the
                        Registrant and James L. Conway
              10.2(9)   Consulting Agreement dated April 1, 2004, between the
                        Registrant and John F. Phillips
              10.3(9)   Employment Agreement dated April 1, 2004, between the
                        Registrant and Gerald O. Koop
              10.4(9)   Employment Agreement dated April 1, 2004, between the
                        Registrant and Anthony F. Grisanti
              10.5(2)   Consulting Agreement dated January 1, 2001, between the
                        Registrant and Edward D. Bright
              10.6(1)   1993 Long-Term Incentive Plan
              10.7(3)   1998 Long-Term Incentive Plan
              10.8(4)   1999 Long-Term Incentive Plan
              10.9(5)   2001 Long-Term Incentive Plan - Amended
              10.10(4)  1999 Employee Stock Purchase Plan
              10.11(2)  Agreement dated June 1,2001, between the Registrant and
                        Fleet Bank
              10.12(6)  AIMS Acquisition Agreement
              10.13(7)  Agreement dated June 25, 2003, among Registrant,
                        Creative Socio-Medics Corp., Shuttle Data Systems Corp.,
                        d/b/a/ ADIA  Information  Management  Corp. and Steven
                        Heintz, Jr.
              10.14(8)  Lease agreement dated as of December 22, 2003, between
                        Registrant and Spacely LLC.
              10.14(10) Amended Executive Retirement, Non Competition and
                        Consulting Plan.
              21.1 (11) Subsidiary of the Registrant
              23.1      Consent of Marcum & Kliegman LLP
              24   (11) Powers of Attorney (See Signature Page)
              31.1      Certification of Chief Executive Officer
              31.2      Certification of Chief Financial Officer
              32        Certification  pursuant  to 18 U.S.C.  Section  1350 as
                        adopted  pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

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


(11)    Previously filed.

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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NETSMART TECHNOLOGIES, INC.


Dated:  December 8, 2005         By: /s/ James L. Conway
                                     ------------------------------
                                     James L. Conway, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                        Title                        Date
-----------------------     ----------------------------     -----------------

/s/James L. Conway          Chief Executive Officer          December 8, 2005
----------------------      and Director
James L. Conway             (Principal Executive Officer)

/s/Anthony F. Grisanti      Chief Financial Officer          December 8, 2005
----------------------
Anthony F. Grisanti        (Principal Financial and
                            Accounting Officer)

/s/John F. Phillip*         Director                         December 8, 2005
-----------------------
John F. Phillips


                            President and Director           December 8, 2005
-----------------------
Gerald O. Koop


 /s/Joseph G. Sicinski*     Director                         December 8, 2005
-----------------------
Joseph G. Sicinski


/s/Francis J. Calcagno*     Director                         December 8, 2005
-----------------------
Francis J. Calcagno


/s/John S.T. Gallagher*     Director                         December 8, 2005
-----------------------
John S.T. Gallagher


                            Director                         December 8, 2005
-----------------------
Dr. Yacov Shamash


*By James L. Conway, Attorney-in-Fact

                                  EXHIBIT INDEX
                                  -------------

         3.1(1)     Restated Certificate of Incorporation, as amended
         3.2(1)     By-Laws
         10.1(9)    Employment Agreement dated April 1, 2004, between the
                    Registrant and James L. Conway
         10.2(9)    Consulting Agreement dated April 1, 2004, between the
                    Registrant and John F. Phillips
         10.3(9)    Employment Agreement dated April 1, 2004, between the
                    Registrant and Gerald O. Koop
         10.4(9)    Employment Agreement dated April 1, 2004, between the
                    Registrant and Anthony F. Grisanti
         10.5(2)    Consulting Agreement dated January 1, 2001, between the
                    Registrant and Edward D. Bright
         10.6(1)    1993 Long-Term Incentive Plan
         10.7(3)    1998 Long-Term Incentive Plan
         10.8(4)    1999 Long-Term Incentive Plan
         10.9(5)    2001 Long-Term Incentive Plan - Amended
         10.10(4)   1999 Employee Stock Purchase Plan
         10.11(2)   Agreement dated June 1, 2001, between the Registrant and
                    Fleet Bank
         10.12(6)   AIMS Acquisition Agreement
         10.13(7)   Agreement dated June 25, 2003, among Registrant, Creative
                    Socio-Medics Corp., Shuttle Data Systems  Corp.,
                    d/b/a/ ADIA  Information  Management  Corp. and Steven
                    Heintz, Jr.
         10.14(8)   Lease agreement dated as of December 22, 2003, between
                    Registrant and Spacely LLC.
         10.14(10)  Amended Executive Retirement, Non Competition and Consulting
                    Plan.
         21.1(11)   Subsidiary of the Registrant
         23.1       Consent of Marcum & Kliegman LLP
         24(11)     Powers of Attorney (See Signature Page)
         31.1       Certification of Chief Executive Officer
         31.2       Certification of Chief Financial Officer
         32         Certification  pursuant  to 18 U.S.C.  Section  1350 as
                    adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


(11)  Previously filed.