Form 10-Q/A
period 2005-03-31
NETSMART TECHNOLOGIES INC
filed 2005-12-09
CIK 1011028

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

Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures


Based on their evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, due to the remediation during the period covered by this report of the issues regarding internal control over financial reporting described below, our disclosure controls and procedures were effective as of the end of the period covered by this report.


Changes in Internal Controls


During the quarter ended December 31, 2004, our independent registered public accountants identified certain matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting, as follows:

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

o During the period ended March 31, 2005, in order to further remediate the weaknesses described above, we implemented the following changes in our internal controls: we completed the integration of the tax consultant who was hired in November 2004; we hired an additional competent professional to assist in the segregation of duties with respect to financial reporting, Sarbanes Oxley 404 compliance and revenue recognition on work in process contracts; we improved segregation of duties and approval process in the areas of purchase orders and accounts payable processing, payroll processing and cash disbursements, accounts receivable transaction processing and cash receipts; and we instituted technology controls with respect to our financial data including a password policy, system status reporting policy and a network resource security policy.

Except as described above, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



NETSMART TECHNOLOGIES, INC.




/s/ James L. Conway              Chief Executive Officer       December 8, 2005
----------------------          (Principal Executive Officer)
James L. Conway



/s/ Anthony F. Grisanti          Chief Financial Officer       December 8, 2005
-----------------------         (Principal Financial and
Anthony F. Grisanti              Accounting Officer)

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