Form 10-Q/A
period 2005-06-30
NETSMART TECHNOLOGIES INC
filed 2005-12-09
CIK 1011028

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


Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures


Based on their evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.


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



NETSMART TECHNOLOGIES, INC.




/s/ James L. Conway           Chief Executive Officer          December 8, 2005
--------------------         (Principal Executive Officer)
James L. Conway




/s/ Anthony F. Grisanti        Chief Financial Officer         December 8, 2005
-------------------------     (Principal Financial and
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