Form 10-Q/A
period 2005-09-30
NETSMART TECHNOLOGIES INC
filed 2005-12-09
CIK 1011028

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

Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15; however, due to the fact that the acquisition of CMHC Systems was consummated on September 28, 2005, the evaluation did not include an evaluation of CMHC’s disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation that was conducted, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures evaluated were effective as of the end of the period covered by this report.

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

(c) The 435,735 shares, together with cash of $10,432,251 and the acquisition of CMHC’s negative net worth in the amount of $3,502,673, were issued in consideration for the shares and warrants of CMHC received by us pursuant to the merger.

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

NETSMART TECHNOLOGIES, INC.

Date: December 8, 2005	By:	/s/ James L. Conway
James L. Conway
Chief Executive Officer (Principal Executive Officer)

Date: December 8, 2005	By:	/s/ Anthony F. Grisanti
Anthony F. Grisanti
Chief Financial Officer (Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit No.	Description
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