Form 10-Q/A
period 2005-03-31
NETSMART TECHNOLOGIES INC
filed 2006-01-10
CIK 1011028

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY

Part I: - Financial Information:

-i-

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	Unaudited
Assets:
Current Assets:
Cash and Cash Equivalents	$18,101,393	$16,411,735
Accounts Receivable - Net	9,308,207	11,714,691
Costs and Estimated Profits in Excess of Interim Billings	673,431	636,985
Deferred taxes	1,076,000	1,111,000
Other Current Assets	614,436	596,253

Total Current Assets	29,773,467	30,470,664

Property and Equipment - Net	2,485,768	2,546,948

Other Assets:
Software Development Costs - Net	1,066,989	1,132,453
Customer Lists - Net	2,026,444	2,179,237
Deferred taxes less current portion	1,182,000	1,284,000
Other Assets	86,009	93,599
Total Other Assets	4,361,442	4,689,289
Total Assets	$36,620,677	$37,706,901

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	Unaudited
Liabilities and Stockholders' Equity:
Current Liabilities:
Current Portion - Long Term Debt	$666,667	$666,667
Current Portion Capital Lease Obligations	65,737	64,450
Accounts Payable	1,668,741	1,572,930
Accrued Expenses	1,222,448	1,545,127
Interim Billings in Excess of Costs and Estimated
Profits	6,107,017	7,497,773
Deferred Revenue	1,218,599	907,630
Total Current Liabilities	10,949,209	12,254,577

Long Term Debt - Less current portion	166,696	333,361
Capital Lease Obligations - Less current portion	4,607	21,532
Interest Rate Swap at Fair Value	8,420	15,152
Deferred Rent Payable	463,633	455,427
Total Non Current Liabilities	643,356	825,472

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock - $.01 Par Value, 3,000,000
Shares Authorized; None issued and outstanding	–	–
Common Stock - $.01 Par Value; Authorized 15,000,000 Shares; Issued and outstanding 5,574,531 and 5,346,607 shares at March 31, 2005 and 5,567,124 and 5,339,200 shares at December 31, 2004	55,745	55,671

Additional Paid in Capital	29,924,495	29,893,223
Accumulated Comprehensive loss - Interest Rate Swap	(8,420)	(15,152)
Accumulated Deficit	(3,230,726)	(3,593,908)
	26,741,094	26,339,834
Less: cost of shares of Common Stock held in treasury - 227,924 shares at March 31, 2005 and December 31, 2004	1,712,982	1,712,982
Total Stockholders’ Equity	25,028,112	24,626,852
Total Liabilities and Stockholders’ Equity	$36,620,677	$37,706,901

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues:
Software and Related
Systems and Services:
General	$4,240,756	$4,062,955
Maintenance Contract Services	2,154,119	1,917,226
Total Software and Related Systems and Services	6,394,875	5,980,181

Application Service Provider Services	555,421	354,814

Data Center Services	478,405	487,981
Total Revenues	7,428,701	6,822,976

Cost of Revenues:
Software and Related Systems and Services:
General	2,260,327	2,234,567
Maintenance Contract Services	1,060,759	985,474
Total Software and Related Systems and Services	3,321,086	3,220,041

Application Service Provider Services	276,848	226,510

Data Center Services	230,743	214,057
Total Cost of Revenues	3,828,677	3,660,608
Gross Profit	3,600,024	3,162,368

Selling, General and Administrative Expenses	1,988,112	1,830,886
Research, Development and Maintenance	1,070,382	778,608
Total	3,058,494	2,609,494

Operating Income	541,530	552,874
Interest and Other Income	57,289	31,640
Interest and Other Expense	(19,637)	(41,584)
Income before Income Tax Expense	579,182	542,930
Income Tax Expense	216,000	218,000
Net Income	$363,182	$324,930

Earnings Per Share (“EPS”)of Common Stock:
Basic EPS	$.07	$.06
Weighted Average Number of Shares of Common Stock Outstanding	5,342,489	5,317,574
Diluted EPS	$.07	$.06
Weighted Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding	5,560,537	5,571,569

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	Three Months ended
	March 31,
	2005	2004
Operating Activities:
Net Income	$363,182	$324,930

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	406,851	388,146
Provision for Doubtful Accounts	99,000	–
Deferred Income Taxes	137,000	187,000

Changes in Assets and Liabilities:
[Increase] Decrease in:
Accounts Receivable	2,307,484	(195,578)
Costs and Estimated Profits in Excess of Interim Billings	(36,446)	187,673
Other Current Assets	(18,183)	18,907
Other Assets	(4,077)	10,157

Increase [Decrease] in
Accounts Payable	95,811	(249,718)
Accrued Expenses	(322,679)	(202,553)
Interim Billings in Excess of Costs and Estimated Profits	(1,390,756)	(1,291,792)
Deferred Revenue	310,969	236,569
Deferred Rent Payable	8,206	–
Total Adjustments	1,593,180	(911,189)

Net Cash Provided by (Used In) Operating Activities	1,956,362	(586,259)
Investing Activities:
Acquisition of Property and Equipment	(115,747)	(964,503)
Capitalized Software Development	--	(44,000)
Net Cash Used In Investing Activities	(115,747)	(1,008,503)

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	Three Months ended
	March 31,
	2005	2004
Financing Activities:
Payment of Capitalized Lease Obligations	$(15,638)	$(16,314)
Net Proceeds from Stock Options Exercised	31,346	105,677
Payments of Term Loan	(166,665)	(166,665)
Net Cash Used in Financing Activities	(150,957)	(77,302)

Net Increase (Decrease) in Cash and Cash Equivalents	1,689,658	(1,672,064)

Cash and Cash Equivalents - Beginning of Period	16,411,735	15,920,993
Cash and Cash Equivalents - End of Period	$18,101,393	$14,248,929

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$42,470	$42,351
Income Taxes	$88,990	$139,598

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

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (UNAUDITED)

			Additional		Accumulated
			Paid-in		Comprehensive
			Capital		Loss				Total
	Common Stock		Common	Accumulated	Interest Rate	Comprehensive	Treasury Shares		Stockholders’
	Shares	Amount	Stock	Deficit	Swap	Income	Shares	Amount	Equity

Balance - January 1, 2005	5,567,124	$55,671	$29,893,223	$(3,593,908)	$(15,152)	$–	227,924	$(1,712,982)	$24,626,852

Common Stock Issued - Exercise of Options	7,407	74	31,272	–	–	–	–	–	31,346

Change in Fair Value of Interest Rate Swap	–	–	–	–	6,732	6,732	–	–	6,732

Net Income	–	–	–	363,182	--	363,182	–	–	363,182
						$369,914
Balance - March 31, 2005	5,574,531	$55,745	$29,924,495	$3,230,726	$(8,420)		227,924	$(1,712,982)	$25,028,112

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Netsmart Technologies, Inc. and its subsidiary (“the Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

(2) Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004

Numerator:
Net income	$363,182	$324,930

Denominator:
Weighted average shares	5,342,489	5,317,574
Effect of dilutive securities:
Employee stock options	218,048	253,995
Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	5,560,537	5,571,569

Options to purchase 1,500 shares of the company’s common stock that were outstanding as of March 31, 2005 were not included in the calculation of diluted earnings per share for the three months ended March 31, 2005 since such inclusion would have been antidilutive.

(3) Stock Options and Similar Equity Instruments

At March 31, 2005, the Company had three stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure”, which amended SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004

Net Income as Reported	$363,182	$324,930
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	311,832	95,082
Pro Forma Net Income	$51,350	$229,848
Basic Net Income Per Share as Reported	$.07	$.06
Basic Pro Forma Net Income Per Share	$.01	$.04
Diluted Net Income Per Share as Reported	$.07	$.06
Diluted Pro Forma Net Income Per Share	$.01	$.04

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2005	2004
Expected Life (Years)	5	5
Interest Rate	4.00%	4.00%
Annual Rate of Dividends	0%	0%
Volatility	67%	68%

The weighted average fair value of options at date of grant using the fair value based method during 2005 and 2004 is estimated at $5.01 and $2.83 respectively.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company’s interim reporting period that begins on January 1, 2006. The transitional provisions of SFAS No. 123R will not have a material effect on the Company’s consolidated financial position or results of operations as substantially all outstanding equity instruments vest on or prior to December 31, 2005. The Company will utilize the fair value method for any future instruments issued or outstanding but not vested after the implementation date.

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

(5) Stockholders’ Equity

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

	Software and		Application
	Related Systems	Data Center	Service Provider
	and Services	Services	Services	Consolidated
Three Months Ended March 31, 2005
Revenue	$6,394,875	$478,405	$555,421	$7,428,701
Income before income taxes	370,613	138,512	70,057	579,182
Total identifiable assets at March 31, 2005	30,247,345	2,343,246	4,030,086	36,620,677

Three Months Ended March 31, 2004
Revenue	$5,980,181	$487,981	$354,814	$6,822,976
Income before income taxes	394,733	163,427	(15,230)	542,930
Total identifiable assets at March 30, 2003	27,194,311	2,271,929	3,234,038	32,700,278

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

In April 2005, the Company acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offered a comprehensive family of web-based training products and services including its Learning Management System. The online training is focused on offering regulatory, clinical, direct service, and administrative training to clients such as provider organizations, behavioral professional associations, employee assistance programs, and managed care companies. The Asset Purchase Agreement provided for a purchase price of $250,000 cash and 20,000 shares of the Company’s common stock. It also provides for a potential additional payment of $250,000 if certain revenue targets are met. The Company also entered into an employment agreement with the principal of ContinuedLearning LLC, whereby in addition to salaries and benefits commensurate with Company managers on a similar level, the principal can receive an additional $300,000 payment if certain revenue targets are met.

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

Three Months Ended March 31, 2005 and 2004

Results of Operations

Our total revenue for the three months ended March 30, 2005 (the “March 2005 period”) was $7,429,000, an increase of $606,000, or 9%, from our revenue for the three months ended March 30, 2004 (the “March 2004 period”), which was $6,823,000.

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

ASP revenue increased to $555,000 in the March 2005 period from $355,000 in the March 2004 period, representing an increase of $200,000 or 56%. The components of the ASP revenue are as follows:

	March 2005 period	March 2004 period
Avatar	$261,000	$114,000
CareNet	226,000	183,000
Infoscriber	68,000	58,000
Total	$555,000	$355,000

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

Contractual Obligations

The following table summarizes, as of March 31, 2005, our obligations and commitments to make future payments under debt, capital leases and operating leases:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Long Term Debt[1]	$833,363	$666,667	$166,696	$–	$–
Capital Lease Obligations[2]	73,594	68,957	4,637	–	–
Operating Leases[3]	6,408,015	734,782	1,319,384	1,256,258	3,097,591
Total Contractual Cash Obligations	$7,314,972	$1,470,406	$1,490,717	$1,256,258	$3,097,591

[1]	See Note 7 to Netsmart’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, which describes the Company’s financing agreement.
[2]	See Note 10 to Netsmart’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, which describes the Company’s Capital Lease Obligation.
[3]	See Note 12 to Netsmart’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 which describes the Company’s Operating Lease Obligations.

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

If we make acquisitions, we could have difficulty integrating the acquired company’s personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us, and our officers may exercise their rights to terminate their employment with us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

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

In addition, Delaware law restricts business combinations with stockholders who acquire 15% or more of a company’s common stock without the consent of the company’s board of directors.

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

Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.   Due to their remediation during the period covered by this report, the material weaknesses arising from the issues regarding internal control over financial reporting described below did not exist at the end of the period covered by this report. Consequently, based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective at the “reasonable assurance” level.

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

NETSMART TECHNOLOGIES, INC.

Date: January 10, 2006	By:	/s/ JAMES L. CONWAY

Name: James L. Conway Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ ANTHONY F. GRISANTI

Name: Anthony F. Grisanti Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit No.	Description

10.1	Asset Purchase Agreement dated April 27, 2005 between ContinuedLearning LLC and Creative Socio-Medics Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 27, 2005).

10.2	Employment Agreement dated April 27, 2005 between Netsmart Technologies, Inc. and A. Sheree Graves (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 27, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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