Form 10-K
period 2005-12-31
NETSMART TECHNOLOGIES INC
filed 2006-03-31
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number: 0-21177

NETSMART TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3680154
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3500 Sunrise Highway, Suite D-122, Great River, NY	11739
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 968-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

As of June 30, 2005, the last day of the Registrant’s second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non affiliates was approximately $42,386,000.

As of March 20, 2006, the registrant had outstanding 6,497,724 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Part I

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in this Form 10-K annual report for the year ended December 31, 2005, and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Item 1. Business.

In this report, the terms "Netsmart," "we," "us" or "our" mean Netsmart Technologies, Inc. and the subsidiaries in our consolidated financial statements.

Introduction

We develop market, and support application software for health and human services organizations. In many cases, our software serves as the foundation for the financial, clinical and management processes for our customers, which include mental health clinics, substance abuse clinics, psychiatric hospitals, public health agencies, and managed care entities.

Our software facilitates key functions, such as patient management, billing, scheduling, and electronic medical records, for all modalities of care. We sell our software products, either on a licensed or a subscription basis. We also offer software support and upgrades under maintenance agreements with our customers, an arrangement which provides us with a recurring revenue stream. We currently have in place contracts with more than 1,250 customer organizations in all 50 states, U.S. territories and several other countries. These contracts represent more than 100,000 users and include more than 30 state agencies that operate and/or manage multiple facilities.

The ability for government agencies and non-profit organizations to integrate their services is becoming more critical as they face requirements to provide a wider range of services to more clients, but with less money. Our software, services, and industry knowledge are designed to help our customers gain operational efficiencies, while at the same time protecting the privacy of sensitive health data. As a result, we are seeing increased demand for our software from government agencies who are integrating services, and from major systems integrators interested in reselling our software as part of their role in supporting these agencies.

The cost of a new software system for our customers typically ranges from $10,000 to $100,000 for a single-facility healthcare organization to $250,000 to several million dollars for multi-unit care organizations, such as those run by state agencies. Government agencies, such as mental health, mental retardation, child welfare, addiction, correction and public health facilities, accounted for approximately 44% of revenue in 2005, with the remainder coming from private hospitals, smaller clinics, group and sole practitioners.

Netsmart also furnishes data center services to providers that do not wish to maintain the staff and infrastructure required to manage a direct-bill relationship with multiple payers for mental health, alcohol and substance abuse services. Data Center services include statistical reporting, data entry, electronic billing and submission. This business line provides a recurring revenue stream that contributes to the recurring revenue base described above.

We also offer an Application Service Provider (“ASP”) option, which makes our Avatar software suite, CareNet, InfoScriber and Netsmart University products available either via a secure connection to the Internet or via a virtual private network (“VPN”). The ASP model reduces the upfront capital investment required for customers to procure our software and enables customers to deploy our products more rapidly and to pay a monthly services-based fee rather than an upfront license fee. The ASP model also eliminates the need for customers to continually upgrade their hardware systems. In addition, it provides an opportunity for us to become more integrated with the customer’s day-to-day operations.

Recent Acquisitions

In 2005, we completed acquisitions of three companies with products and services complementary to our existing offerings. Each of these acquisitions expands our product offerings, and enhances our ability to offer our customers a wide range of products and services that are designed to meet their needs.

We acquired ContinuedLearning, a Florida-based provider of online training services. We have integrated ContinuedLearning’s product offerings with our existing customer training programs, and branded the combined offerings as “Netsmart University”. Netsmart University includes a wide range of Web-based, classroom and onsite training, as well as a learning management system that is designed to enable behavioral healthcare and other organizations to effectively manage their own training and development initiatives. Netsmart University offers access to hundreds of online courses in behavioral healthcare, safety, and compliance.

We acquired Addiction Management Systems, Inc., solidifying our position as one of the nation’s largest suppliers of automated computerized methadone dispensing systems. We now serve more than 400 of the estimated 1,100 methadone clinics in the U.S., providing a range of offerings for customers ranging from small “storefront” clinics to large clinics managed by large institutional health providers.

In September 2005, we completed the acquisition of CMHC Systems, a leading competitor in the behavioral healthcare software market. As a result of the acquisition, we acquired more than 400 additional customer organizations, primarily in the community behavioral healthcare sector.

Our Strategy

As one of the largest providers of technology solutions in the behavioral health market, we believe we have the unique ability to provide our customers with the widest range of solutions that can help them furnish high quality care to their clients at a high level of efficiency. Our comprehensive information technology solutions include functionality for billing, patient tracking and scheduling (for inpatient and outpatient environments), as well as clinical documentation and medical record generation and management. The key elements of our strategy are to:

Capitalize on market initiatives. Our strategy is to recognize the changes in the health and human services market that are necessitated by legislation and other initiatives and to design our software and services to meet the needs of our clients resulting from those changes. Consequently, we have

•
designed our software to manage a wide variety of processes from check-in to treatment planning, which we believe is well-suited for agencies seeking to implement a technology infrastructure that supports integrated services

•
combined our products with products offered by other companies with which we have a marketing arrangement, enabling us to offer comprehensive enterprise-wide HIPAA-compliant and HIPAA-related business services for most human service providers

•	positioned and developed our software and services to support the goals and implementation of an Electronic Health Record

We intend to maintain and enhance our market position by continuing to invest significant resources in research and development of software and services solutions designed to address the factors affecting market demand. See “Markets” below.

Expand our product offerings and revenue base. We intend to use our recent acquisitions to expand both our product offerings and our sales to existing and newly-acquired customers. Our recent acquisitions have enabled us to create new packages of products, such as Netsmart University, which we are marketing to existing and prospective customers. With many Continuing Education Units available, we believe Netsmart University will be well-received within our core market and that there are opportunities to sell its more generic capabilities into closely-related market segments. Our acquisitions have also provided us with the opportunity to sell our existing products to the customers of the businesses we acquired, thereby increasing our recurring revenue.

Continue to pursue strategic acquisitions. We have in the past grown in part through acquisitions of complimentary businesses. We intend to continue to identify and acquire companies or lines of business which are complimentary to our existing businesses.

Organization of the Company

We are a Delaware corporation formed in September 1992 under the name Medical Services Corp. Our name was changed to Carte Medical Corporation in October 1993 to CSMC Corporation in June 1995 and to Netsmart Technologies, Inc. in February 1996.

Our executive offices are located at 3500 Sunrise Highway, Suite D-122, Great River, New York 11739, telephone (631) 968-2000. Reference to us and to Netsmart includes both our legal subsidiaries Netsmart New York and Netsmart Ohio. Our website is located at www.ntst.com.

Neither the information contained in our website nor the information contained in any Internet Web site is a part of this Form 10-K annual report.

Available Information:

The public may read and copy any materials filed by us with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington D.C., 20549. The public may obtain information about the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

In addition, we make available free of charge on our website at www.ntst.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

Our Board of Directors has adopted a Code of Business Conduct applicable to the Company’s officers and employees, and has also adopted a Code of Ethics for its senior financial officers. These codes of ethics are posted on the Company’s website at www.ntst.com in the Investor Relations section. Any amendment of the codes of ethics or waiver thereof applicable to any director or executive officer of the Company, including the Chief Executive Officer or any senior financial officer, will be disclosed on the Company’s website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

The Board of Directors has also adopted, and we have posted in the Investor Relations section of our website, written Charters for each of the Board’s standing committees. We will provide without charge, upon a stockholder’s request to our address set forth in the preceding section, a copy of the codes of ethics or the Charter of any standing committee of the Board.

Business Segments

For a detailed description of the assets and profits of each of our business segments see note 14 to our Consolidated Financial Statements.

Software and Related Systems and Services - New York

We develop market and support computer software and provide implementation and business services that enable health and human services organizations to access, manage and share information related to their financial, clinical and management processes.

Customer organizations typically purchase our software in the form of a perpetual license to use the system, as well as purchasing professional services, support, and maintenance. In addition, we resell third party hardware and software to our customers pursuant to value-added reseller agreements with these partners. Our products are designed to operate on most hardware platforms and on most operating systems, including UNIX, Microsoft Windows and Linux. Because our products operate on a variety of platforms, we are not dependent on any single hardware vendor or operating system. Since our Avatar suite of software products utilizes the Cache database and development software provided by Intersystems Corporation, we resell Cache software. Since Avatar is designed to operate solely with Cache products, we are dependent on Cache products for our operations.

Our professional services offerings include project management, implementation, training, consulting and software development services, which are provided either on a time-and-material or fixed-price contract basis. Our software development services may require the adaptation of healthcare information technology systems to meet the specific requirements of the customer.

Our typical license for a health information system ranges from $10,000 to $100,000 for a single facility healthcare organization to $250,000 to $5,000,000 for multi-unit care organizations such as those run by state agencies. Revenue from license fees was approximately $2,210,000, or 5.8% of consolidated revenue, for 2005, $2,066,000, or 7.1% of consolidated revenue, for 2004 and $2,781,000, or 10.2% of consolidated revenue, for 2003. A customer’s purchase order may also include third party hardware or software. Revenue from hardware and third party software accounted for approximately $5,544,000, or 14.6% of consolidated revenue, for 2005, $4,336,000, or 15.0% of consolidated revenue, for 2004 and $4,444,000, or 16.4% of consolidated revenue, for 2003. Revenue from turnkey systems labor accounted for approximately $9,845,000, or 25.9% of consolidated revenue, for 2005, $9,602,000, or 33.1% of consolidated revenue, for 2004 and $9,548,000, or 35.1% of consolidated revenue in 2003.

Our small systems revenue was approximately $1,042,000, or 2.7% of consolidated revenue, for 2005, $928,000, or 3.2% of consolidated revenue, for 2004 and $768,000, or 2.8% of consolidated revenue, for 2003.

Maintenance services have generated increasing revenue and have become a more significant portion of our business, since most purchasers of healthcare information system licenses also purchase maintenance service. Maintenance revenue increases as existing customers purchase additional licenses and new customers purchase their initial software licenses. By agreement with our customers, we provide telephone help desk support and maintain and upgrade their software. Maintenance contracts may require us to make modifications to meet any new federal and state reporting requirements that become effective during the term of the maintenance contract. We do not maintain the hardware and third party software sold to our customers, but we provide a telephone help line service for certain third party software which we license to our customers. Our maintenance revenue was approximately $9,784,000, or 25.8% of consolidated revenue, for 2005, $8,290,000, or 28.6% of consolidated revenue, for 2004 and $7,069,000, or 26% of consolidated revenue, for 2003.

Software and Related Systems and Services - Ohio

As with Netsmart New York, the Netsmart Ohio operation develops computer software and provides implementation and business services that are designed to enable health and human services organizations to access, manage and share information related to their financial, clinical and management processes.

The Ohio segment consists mainly of the operations of the former CMHC Systems, Inc., now named Netsmart Ohio. The results of operations from this acquisition are included from October 1, 2005 through December 31, 2005. The focus of the Ohio segment consists primarily of contracts for turnkey system installations of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, and some developmental disability centers and behavioral health-related managed care organizations. These turnkey installations are usually completed within a six-month period.

The core product of the Ohio segment is the CMHC/MIS, a comprehensive billing and clinical software product designed for the UNIX operating system. As with the Avatar software, customer organizations typically purchase the CMHC/MIS in the form of a perpetual license to use the system, as well as purchasing professional services, support, and maintenance. In addition, Netsmart Ohio resells third party hardware, typically in the form of servers used to run the application. Professional services for installation and implementation of the software are provided either on a time-and-material or fixed-price contract basis.

Our typical license for a health information system ranges from $10,000 to $100,000 for a single facility healthcare organization to $250,000 to $500,000 for multi-unit care organizations. Revenue from license fees was approximately $230,000, or .6% of revenue, for 2005. A customer’s purchase order may also include third party hardware or software. Revenue from hardware and third party software accounted for approximately $654,000, or 1.7% of revenue, for 2005. Revenue from turnkey systems labor accounted for approximately $802,000, or 2.1% of revenue, for 2005.

Data Center Services

Our Data Center provides software that performs clinical and billing services for mental health, alcohol and substance abuse outpatient facilities. Services include statistical reporting, data entry, electronic billing and submission.

Revenue from our Data Center was approximately $1,795,000, or 4.7% of our consolidated revenue, for 2005, $2,058,000, or 7.1% of our consolidated revenue, for 2004 and $1,973,000, or 7.3% of our consolidated revenue, for 2003.

In 2005, three customers each accounted for 10% or more of total Data Center revenue. One customer was a New York State agency, which accounted for $211,000, or 12% of total Data Center revenue. The other two clients were hospitals in New York City, which accounted for $209,000 and $192,000, or 11.6% and 10.7% of total Data Center revenue. None of the above mentioned clients accounted for more than 10% of our consolidated revenue.

In 2004, two customers each accounted for 10% or more of the total Data Center revenue. One customer was a New York State agency, which accounted for $207,000, or 10% of total Data Center revenue. The other client was a hospital in New York City, which accounted for $216,000, or 10.5% of total Data Center revenue. In 2003, one customer, a hospital in New York City, accounted for $274,000, or 13% of the total Data Center revenue. None of the above mentioned clients accounted for more than 10% of our consolidated revenue.

Our Data Center backlog at December 31, 2005 was $1,660,000. We anticipate that all of this backlog will be earned in 2006. The Data Center backlog at December 31, 2004 was $2,132,000.

Application Service Provider

Our ASP services make our Avatar software suite, CareNet, Netsmart University and InfoScriber products available either via a secure connection to the Internet or via a virtual private network (“VPN”). With the ASP option, Netsmart operates and maintains the software on behalf of customers on computers in a secure data center facility in Columbus, Ohio. This enables customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements. Our CareNet product is a subscription-based Internet solution for Managed Care Organizations that want to exchange data with their providers without having to maintain their own information technology infrastructure. CareNet furnishes a private, secure Web-based portal site where providers and their partner agencies can log in via the Internet to access client information and complete paperwork and necessary reporting on-line.

The InfoScriber product is a secure, Web-based e-prescribing system that enables practitioners in public or private practices to write and transmit electronic prescriptions to pharmacies of choice. It is the only e-prescribing system solely focused on the behavioral healthcare market with its unique medications, treatment settings and reporting requirements.

Revenue from ASP services was approximately for $2,538,000 for 2005 and $1,725,000 for 2004.

During 2005, one customer accounted for $661,000, or 26% of total ASP revenue and during 2004, one customer accounted for $443,000, or 26% of total ASP revenue. This customer did not account for more than 10% of our total consolidated revenue in either 2005 or 2004.

Our ASP backlog at December 31, 2005 was $3,011,000. We anticipate that all of this backlog will be earned in 2006. Our ASP backlog at December 31, 2004 was $2,233,000.

Markets

Our target market for information systems and related services consists of both private and publicly-operated providers offering hospital or community-based outpatient behavioral/public healthcare services, substance abuse, MR/DD and social services. These healthcare providers require comprehensive information systems to administer their programs. We believe that there are at least 15,000 healthcare providers that fall in our target markets in the United States, including public and private hospitals, private and community-based residential facilities, and federal, state and local governmental agencies.

Many long-term behavioral/public healthcare facilities are operated by government entities and include those operated as part of entitlement programs. During the years ended December 31, 2005, 2004 and 2003, approximately 44%, 49% and 57%, respectively, of our consolidated revenue was generated from contracts with state and local government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract for its convenience, although we have not experienced a termination for convenience in the last five years.

We believe that the demand for information technology solutions will continue to increase as the result of additional federal data standards and requirements for information exchange, as well as continuous pressure from managed care providers to reduce healthcare delivery costs while expanding the availability of services.

In order to remain competitive, health and human services delivery networks need comprehensive financial, clinical and management systems that enable providers within the networks to maintain a broad scope of accurate medical and financial information, manage costs and deliver quality care efficiently. In addition, the need to upgrade existing systems to meet the increased demand for data processing needs of managed care and regulatory oversight has also resulted in an increasing demand for behavioral healthcare information technology. These data management needs include analysis of patient assessments, maintenance of patient records, administration of patient treatment plans and the overall coordination of in-office and remote case management.

In addition to our focus on the behavioral healthcare market segment, we also serve a growing number of public healthcare organizations. Our products are designed with functionality to assist this market segment with important considerations like maximizing the ability for clinicians to provide care to individual patients in high volume patient settings; near real-time analysis of data from different systems for disease outbreak investigations and resolution; and interoperability with other internal health department databases, including environmental health. Since many of the consumers of services of our clients are some of the poorest Americans, they receive their primary care from public health clinics. We believe this is driving the trend towards integration and data sharing between these agencies.

We are also actively engaged in a number of key industry associations and organizations to help assure that we pro-actively address trends and future needs of our customers. In addition, there are active Netsmart user group organizations at the state, regional and national levels. These user groups provide us with a customer/user perspective on emerging requirements and ongoing feedback that helps us determine future product direction and requirements.

Additionally, the health and human services market in which we operate is always subject to changes in state and federal regulations, as well as new demands required by consumers. Some factors which we believe are affecting market demand for software such as ours include:

Electronic Health Record (EHR). There is much discussion at the national level about the implementation of a standardized electronic health record. Proponents state that such a record for patients could enable a virtual healthcare team and a coordinated system of care with consistent, streamlined information exchange and transfer of clinical and billing data. Exchanging health information through secure means — including appropriate authorizations from patients/consumers — could link information from health-related entities with consumers’ personal health information. This connection would be intended to make important data available at the right times and places to support optimal treatment across a variety of healthcare levels. We believe that, despite varying views on the best path for adoption of an EHR, it will eventually become reality.

Integrated Services. This concept, sometimes referred to as “no wrong door,” is an approach whereby consumers seeking assistance from social services agencies receive complete and comprehensive services, regardless of their point of entry into the system. As a result, many social service agencies are seeking to implement a technology infrastructure that supports integrated services.

HIPAA. As a supplier of practice management, we believe that the Health Insurance Portability and Accountability Act, generally known as HIPAA, essentially mandates that the U.S. Department of Health and Human Services enact standards regarding the standardization, privacy and security of health care information. This legislation requires more providers of services in the under-automated health and human services industry to install automated systems, creating an increased demand for automated software solutions. We believe that our products, in conjunction with products offered by other companies with which we have a marketing arrangement, enables us to offer comprehensive enterprise-wide HIPAA-compliant and HIPAA-related business services for most human service providers.

General Unrest. With the creation of the Department of Homeland Security (DHS) and an increased focus on anti-terrorism preparedness and response, the demand for services in the mental health and public health arena has increased. Anxiety and fear have motivated a growing number of people to seek mental health services. This increased demand puts more pressure on providers to improve the efficiency of their care through the use of practice management and clinical systems. We believe that the potential threat of bio-terrorism will also put similar pressure on public health agencies to improve their delivery capabilities in much the same way. We also believe that this focus on preparedness will lead to more cross-department integration requirements, which play well to our strengths.

We are positioning our existing products and developing additional products in order to address these factors.

No single customer accounted for more than 10% of consolidated revenue for the years ended December 31, 2005 and 2004. During the year ended December 31, 2003, one customer accounted for approximately $2,861,000 or 11.4% of software and related systems and services revenue and 10.5% of consolidated revenue.

Sales and Marketing

We have a sales force of 47 people who market our products. In addition, since the acquisition of CMHC Systems, we have aligned our go-to-market strategy with the key vertical markets we serve: State Systems, Integrated Delivery Networks (such as hospitals with multiple facilities and behavioral healthcare offerings), Community and Public Healthcare, and Methadone Providers. We also expanded our direct sales force and aligned them with the vertical markets above to enable our sales force to develop in-depth knowledge of the unique needs of each segment. In addition, we established an account management team which is designed to maintain and grow relationships with our current customers, and to identify opportunities to sell additional software and services from our present product offerings to that current customer base. We also added a dedicated business development organization to cultivate large strategic opportunities and build relationships with the large systems integrators that service these organizations. This approach is expected to enable us to leverage our resources and to further extend our reach within the markets we serve.

Backlog

We had a backlog of orders, including ongoing maintenance and data center contracts for our behavioral health information systems, of $44.1 million at December 31, 2005 and $25.8 million at December 31, 2004. We expect to fill approximately $41.2 million of the 2005 backlog during 2006.

Our backlog consists of revenue of approximately $11.6 million from existing turnkey contracts; maintenance revenue of approximately $26.9 million that is comprised both of amounts expected to be filled under unexpired maintenance contracts and amounts that are subject to automatic renewal; unexpired Data Center contracts of approximately $1.7 million, calculated using historical experience to determine future usage; unexpired ASP backlog of approximately $3.0 million; and facility management contracts of approximately $.9 million, which are also calculated using historical experience to determine twelve months of future usage.

Product Development

We incurred product development costs relating to our health and human services information systems of approximately $4,547,000 in 2005, $3,498,000 in 2004 and $2,770,000 in 2003, all of which was company-sponsored and expensed as research, development and maintenance. In 2005, we acquired software with a fair value of approximately $3,300,000, $2,051,000 and $692,000 associated with our acquisitions of CMHC Systems, Inc., AMS and Continued Learning, respectively. In 2005, we also capitalized software development costs of $42,000 relating to one of our Avatar products. This Avatar product is being amortized over a three year period and in 2005 we charged $2,300 to operations. In 2004, we acquired software with a fair value of approximately $150,000 associated with our acquisition of TxM software which was related to our partnership arrangement with the MSJ Communications Corporation, a wholly-owned subsidiary of the Betty Ford Center. In 2003, we capitalized software development costs of $179,500 relating to our Avatar AM, Order Entry and RAD Plus 2004 products. The Avatar AM and Order Entry products are being amortized over a three year period and in 2004, we charged $43,100 to operations. In 2003, we acquired software with a fair value of approximately $883,000 associated with our acquisition of software products from CareNet.

To assure that our customers are informed about our latest product plans and deliverables, we have developed Product Roadmaps for our major products. The roadmaps provide details about future product releases (both “version” and “maintenance”) along with estimated dates and timeframes. This enables our customers to effectively plan and budget for future use of our products and related services.

Competition and Competitive Position

The multi-billion dollar healthcare software industry is highly competitive, and is served by numerous vendors. Although we believe that we can provide healthcare facilities and managed care organizations with software to enable them to perform their services more effectively than our competitors, other software companies provide comparable systems and also have the staff and resources to develop competitive systems.

Some dominant health care information technology vendors have achieved annual sales of more than $1 billion by focusing on solutions for large medical/surgical healthcare providers. As such, their target market has been large hospital systems and health maintenance organizations, and they have not focused on the behavioral/public healthcare industry. We believe that most of the presently available healthcare management software does not meet the specific needs of the behavioral/public healthcare industry, and that the functionality of our information systems is better designed to meet the needs of this market. However, the behavioral health information systems business is serviced by a number of companies, some of which are better capitalized with larger infrastructures than Netsmart, and we may not be able to continue to compete effectively with such companies. As our business expands and includes sales to larger, integrated healthcare delivery networks, we begin to compete with companies such as Siemens, HBOC, IDX, Meditech, Quadramed, and Misys.

Additionally, we face significant competition in the clearinghouse, medical systems, and ASP market. General ASP utilities offer customers the use of computer facilities and operations staff to process either generalized medical software or software selected by the customer from other software vendors. Many organizations start with billing as their primary reason for automation-related spending. Large billing and clearinghouse computer service companies provide a broad spectrum of billing services for a diverse marketplace. In addition, some professional service firms provide staff to operate a customer’s in-house system when the customer believes that such an approach will provide the needed expertise at a cost-effective price.

Our ASP offering is focused on a specific subset of the large health and human services marketplace. Because behavioral healthcare requires the ideal organization of software, systems and staff to enable a customer to maximize service at a reasonable cost, we believe our specialized experience and investment in related software provides us with a competitive advantage. In addition, our ASP service is based on use of our proprietary suite of Avatar products. This enables our customers to use any or all components of a broad array of clinical and financial systems for as long as these functions are needed. In addition, our experience has shown that once a customer has contracted with us for software and services, they generally remain our customer and seldom move away from us to a competitive offering. In fact, some of our customers have been working with us for 30 years.

We compete with the following behavioral healthcare vendors, among others:

Anasazi Software, Inc.
Askesis Development Group, Inc.
Civerex Systems, Inc.
Geneva Software
InfoMC, Inc.
IMPEL Strategic Solutions
Multi-Health Systems, Inc.
Qualifacts System inc.
Raintree Systems Inc.
SecureHEALTH Inc.
Sequest Technologies Inc.
The Echo Group
UNI/CARE Systems, Inc.
XAKTsoft, Inc.

As a core part of our business model and growth strategy, we bid on numerous competitive procurements during the calendar year, and have a high win ratio, especially in the statewide mental health/mental retardation field, where we provide 33 statewide systems.

We have an established base of more than 1,200 providers nationwide, including substantial private and government providers of healthcare services. These providers represent approximately 50,000 clinicians, and include 33 state agencies and installations in all 50 states and several foreign countries.

Government Regulations and Contracts

The federal government and state governments have adopted numerous regulations affecting the healthcare industry, including those relating to payments to healthcare providers for various services. The adoption of new regulations can have a significant effect upon the revenue stream and operations of healthcare providers and insurance companies. Our solutions are designed to help our customers meet a variety of regulations and payment requirements, mitigating some of the problems resulting from government regulations. With constantly-changing regulations and efforts to reduce the cost of healthcare, we cannot predict the effect of future regulations by governments and payment practices by government agencies or health insurers, including reductions in the funding for or scope of entitlement programs. Any change in the structure of healthcare in the United States can have a material effect on companies that provide services to the healthcare industry, including those such as us that provide software.

Although we believe that the likely direction which may result from the current study of the healthcare industry would be an increased trend toward managed care programs, thereby increasing the importance of automation, our business may not benefit from any changes in the industry structure. Even if the industry does evolve toward more healthcare being provided by managed care organizations, it is possible that there will be substantial concentration in a few very large organizations, which may seek to develop their own software or obtain software from other sources. Our business may be adversely affected to the extent that the healthcare industry evolves with greater government-sponsored programs and fewer privately-run organizations. Furthermore, to the extent that each state changes its own regulations in the healthcare field, it may be necessary for us to modify our behavioral health information systems to meet new record-keeping or other requirements imposed by changes in regulations, and we may not be able to generate revenues sufficient to cover the costs of developing the modifications.

A significant amount of our business has been with government agencies, including specialized care facilities operated by, or under contract with, government agencies. The decision on the part of a government agency to enter into a contract is dependent upon a number of factors, including local economic and budgetary problems, and government procurement regulations, which may include the need for approval by more than one agency before a contract is signed. In addition, government agencies generally include provisions in their contracts which permit the contracting agency to cancel the contract at its convenience. We have not experienced a termination for convenience in the last five years.

The Sarbanes-Oxley Act of 2002 and rules promulgated thereunder by the SEC and the Nasdaq Stock Market have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures. We are committed to industry best practices in these areas and believe we are in compliance with the relevant rules and regulations.

Intellectual Property Rights

We have no patent rights for our behavioral health information system software, but we rely upon copyright protection for our software, as well as non-disclosure and secrecy agreements with our employees and third parties to whom we disclose information. We may not be able to protect our proprietary rights to our system, and third parties may claim rights to our system. The disclosure of the codes used in any proprietary product, whether or not in violation of a non-disclosure agreement, could have a material adverse affect upon us, even if we are successful in obtaining injunctive relief. We must continue to invest in product development, employee training, and customer support.

Employees

As of December 31, 2005, we had 322 employees, including 3 executives, 47 sales and marketing, 194 technical and 78 clerical and administrative employees.

Executive Officers

Information concerning our executive officers is included in Item 10, Directors and Executive Officers of the Registrant.

Item 1A.	Risk Factors.

Because we are particularly dependent upon government contracts, any decrease in funding for entitlement programs could result in decreased revenue.

We market our health information systems principally to behavioral health facilities, many of which are operated by state and local government entities and include entitlement programs. During 2005, 2004 and 2003, we generated 44%, 49% and 57%, respectively, of our revenue from contracts that are directly or indirectly with government agencies. Government agencies generally have the right to cancel certain contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our revenue would decline if state agencies reduce this funding.

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

Government programs may suggest or mandate initiatives that could impact our ability to sell our products, resulting in decreased revenue.

A major initiative being pushed by President Bush and the Department of Health and Human Services is the National Electronic Health Record. The federal government is promoting this platform and technology which is based on supplying “freeware” to any agency who desires; however, support is not supplied. This initiative competes with the private for profit Health Information Systems vendor community and could adversely affect our ability to sell our products, resulting in decreased revenue.

The covenants in our loan agreements restrict our financial and operational flexibility, including our ability to complete additional acquisitions, invest in new business opportunities, pay down certain indebtedness or declare dividends.

Our term loan agreements contain covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, make other restricted payments, swap or sell assets, merge or consolidate, or make acquisitions. An event of default under our loan agreement could allow our lender to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our consolidated assets to secure the debt under our loan agreement. If the amounts outstanding under the loan agreements were accelerated, the lender could proceed against those consolidated assets. Any event of default, therefore, could have a material adverse effect on our business. The loan agreements also require us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will continue to meet those ratios. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default.

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

Our business is largely dependent upon our senior executive officers, Messrs. James L. Conway, our chief executive officer and Anthony F. Grisanti, our chief financial officer. Although we have employment agreements with these officers, the employment agreements do not guarantee that those officers will continue as our employees, and each of those officers has the right to terminate his employment on 90 days notice. Our agreements with Messrs. Conway and Grisanti are scheduled to expire on December 31, 2006. Our business may be adversely affected if any key management personnel or other key employees left our employ.

The employment contracts with our executive officers and provisions of Delaware law may deter or prevent a takeover attempt and may reduce the price investors might be willing to pay for our common stock.

The employment contracts between us and each of James Conway and Anthony Grisanti provide that in the event there is a change in control of our company, the employee has the option to terminate his employment agreement. Upon such termination, each of Messrs. Conway and Grisanti has the right to receive a lump sum payment equal to his compensation for a 48 month period.

In addition, Delaware law restricts business combinations with stockholders who acquire 15% or more of a company’s common stock without the consent of the company’s board of directors.

These provisions could deter or prevent a takeover attempt and may also reduce the price that investors might be willing to pay in the future for shares of our common stock.

Any issuance of preferred stock may adversely effect the voting power and equity interest of our common stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of our common stock. The preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create any series of preferred stock, we may issue such shares in the future. If we issue preferred stock in a manner which dilutes the voting rights of the holders of our common stock, our listing on The Nasdaq Capital Market may be impaired.

Shares may be issued pursuant to options and warrants which may adversely affect the market price of our common stock.

We may issue stock upon the exercise of options to purchase shares of our common stock pursuant to our long term incentive plans, under which options to purchase 945,467 shares were outstanding at December 31, 2005. The exercise of these options and the sale of the underlying shares of common stock may have an adverse effect upon the price of our common stock.

We may also issue 147,003 shares of or common stock upon the exercise of warrants to purchase shares of our common stock pursuant to a Private Placement Offering that we entered into in 2005. The exercise of these warrants and the sale of the underlying shares of common stock may have an adverse effect upon the price of our stock.

Item 1B.	Unresolved SEC Staff Comments.

None.

Item 2.	Property.

We lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration

3500 Sunrise Highway Great River, New York	Executive offices Software and Related Systems and Services - NY Data Center Services	32,600 square feet	$521,000, plus 3% annual increases	10/22/14

570 Metro Place North Dublin, Ohio	Software & Related Systems and Services - OH	32,000 square feet	$377,172	09/30/2010

555 Metro Place North Dublin, Ohio	Software & Related Systems and Services - OH	11,775 square feet	$194,000	07/31/06

1335 Dublin Road Columbus, Ohio	Software and Related Systems and Services - NY ASP Services	3,500 square feet	$59,000	11/30/06

5120 Shoreham Place San Diego, California	Software and Related Systems and Services - NY	2,800 square feet	$73,000	08/31/08

69-730 Highway 11 Ranch Mirage, California	Software and Related Systems and Services - NY	1,400 square feet	$30,000	10/31/06

117 North 1st Street Ann Arbor, Michigan	ASP Services	2,200 square feet	$49,000	01/31/07

33-40 37th Street Long Island City, NY	Software & Related Systems and Services - NY	2,000 square feet	$22,000	10/15/08

146 Second Street North St. Petersburg, FL	ASP Services	2,000 square feet	$28,000	03/31/08

We believe that our space is adequate for our immediate needs and that, if additional space is required, whether due to the scheduled expiration of a lease or otherwise, it would be readily available at commercially reasonable rates.

Item 3.	Legal Proceedings.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is traded on The Nasdaq Capital Market under the symbol NTST. Set forth below is the reported high and low sales prices of our common stock for each quarterly period during 2005 and 2004.

Quarter Ended	High	Low
March 31, 2005	$10.27	$8.28
June 30, 2005	9.74	8.50
September 30, 2005	12.50	8.94
December 31, 2005	15.00	12.17

March 31, 2004	$18.70	11.49
June 30, 2004	13.85	7.11
September 30, 2004	10.00	6.07
December 31, 2004	9.25	7.30

As of December 31, 2005, there were approximately 3,000 beneficial owners of our common stock. The closing price of our common stock was $13.30 per share on March 20, 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We do not anticipate that we will pay any dividends in the foreseeable future. We currently intend to retain future earnings for use in operation and development of our business and for potential acquisitions. In addition, the terms of our term loan agreement requires our lender’s consent with respect to the payment of cash dividends.

The information required by Item 201(d) of Regulation S-K is located under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

(b) During the year ended December 31, 2005, no purchases were made under the Company’s stock buyback plan.

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth below for the five years in the period ended December 31, 2005 has been derived from the company’s audited Consolidated Financial Statements. This information should be read in conjunction with the audited Consolidated Financial Statements and notes thereto.

	Year Ended December 31,
	2005(1)	2004		2003		2002		2001
		(in thousands except per share data)
Selected Statements
of Operations Data:

Revenue	$37,978	$29,005		$27,175		$22,126		$18,119

Income from Operations
before interest
and other financing costs	2,556	3,065		2,368		1,095		399

Net Income	1,590	2,753	[2]	3,028	[3]	1,195	[4]	315

Dividends Declared
Per Common Share	--	--		.10		--		--

Per Share Data - Diluted:
Net Income	$.27	$.50		$.64		$.29		$.08

Weighted average number
of shares outstanding	5,935	5,537		4,752		4,153		3,872

Selected Balance
Sheet Data:
Working Capital	$4,043	$18,216		$14,714		$9,215		$7,903

Total Assets	64,622	37,707		34,633		22,416		18,007

Long Term Debt
Including Current Portion	2,750	1,000		1,667		1,750		2,250

Capitalized Leases Including
Current Portion	71	86		147		12		41

Stock dividend	--	--		441		--		--

Total Liabilities	28,336	13,080		13,633		11,110		8,060

Accumulated Deficit	(2,004)	(3,594)		(6,347)		(9,376)		(10,571)

Stockholders’ Equity	$36,286	$24,627		$21,000		$11,306		$9,948

1 In 2005, the Company completed three acquisitions (see note 5 to the Consolidated Financial Statements).

2 The Company’s tax provision has been reduced as a result of a $1,014,000 reduction in its deferred tax asset valuation allowance

3  The Company’s tax provision has been reduced as a result of available net operating loss carry forwards. In addition, a $900,000 tax benefit was recognized, as a result of a further reduction in its deferred tax asset valuation allowance.

4 The Company’s tax provision has been reduced as a result of available net operating loss carry forwards. In addition, a $400,000 tax benefit was recognized, as a result of a further reduction in its deferred tax asset valuation allowance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our operations are grouped into four segments:

▪	Software and Related Systems and Services - NY
▪	Software and Related Systems and Services - Ohio
▪	Data Center Services (service bureau services)
▪	Application Service Provider Services (ASP)

Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions, including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. We perform these services in both the New York and Ohio segments. Within these segments, we recognize revenue based on the nature of the products and services sold, for example, a turnkey system or a maintenance contract. Turnkey revenue includes turnkey systems labor revenue, third party hardware and software, license revenue and sales from our small turnkey division. We further classify our revenue into large turnkey and small turnkey components. The large turnkey components consist mostly of our Avatar suite of products. When we are engaged in fixed price arrangements for large turnkey systems, the installations will usually extend over a six-month to a multi-year time period. The duration of the implementation depends on the size and complexity of the customer organization and the specifics of the implementation. Installations of small turnkey components are usually completed within a six-month period. Small turnkey contracts performed in the New York segment are mostly related to our Avatar methadone related products. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations. The Ohio segment is a new segment established as a result of the acquisition of Netsmart - Ohio, formerly CMHC Systems, Inc. The Netsmart - Ohio operations are included commencing October 1, 2005. Data Center Services involves our personnel performing data entry and data processing services for customers. Application Service Provider Services involves the offering of our Avatar suite of products, our CareNet products, our InfoScribeR products and our ContinuedLearning products on a virtual private network or through an internet delivery approach, thereby allowing our customers to deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements for such services

On April 28, 2005, we acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offered a comprehensive family of web-based training products and services, including its Learning Management System. The total purchase price, including acquisition costs and recognition of a probable additional payment, was $739,238 which consisted of cash of $252,917, which was paid out of existing working capital including legal fees of $18,632, broker fees of $10,000, 20,000 shares of the Company’s common stock valued at $191,400, assumed liabilities of $44,921 and an accrual for a probable additional payment of $250,000. The purchase agreement provides for the probable additional payment of up to $250,000 if certain revenue targets are met in year one. Based upon the attainment of certain revenue targets as of December 31, 2005 we recognized the full $250,000 of this additional payment at December 31, 2005. We also entered into a two year employment agreement at an annual salary of $100,000 per year with the principal of ContinuedLearning LLC, whereby the principal can receive an additional $300,000 in cash, to be accounted for as compensation expense, if certain revenue targets are met within a two-year period. As of December 31, 2005, these revenue targets have not been met and consequently, no additional compensation expense has been recognized.

On June 20, 2005, we acquired the assets of Addiction Management Systems, Inc (“AMS”). The total purchase price, including acquisition costs, was $3,610,682, which consisted of cash of $2,641,945 plus legal fees of $19,904 and assumed liabilities for services to be provided of $948,833.

On September 28, 2005, we acquired 100% of the equity interest in CMHC Systems, Inc. (“CMHC”) a company that offers a full suite of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. The purchase price totaled approximately $19,565,956, as follows: $12,994,758 in cash, 435,735 shares of our common stock (valued at $4,915,091), acquisition costs of $864,083, plus additional cash consideration currently estimated at $792,024 as required by the “working capital adjustment”. We have accrued $792,024 as the “working capital adjustment” which was calculated in accordance with the merger agreement. This calculation is subject to adjustment and is currently being disputed by the company on the basis of the possibility of certain unrecorded liabilities at the acquisition date.

In addition, we booked a deferred tax liability in the amount of $3,843,000 relating to the non-deductible nature of certain acquired intangible assets, which liability will be amortized in future periods.

Our results of operations are subject to various risks and uncertainties, including those described in Item 1A, Risk Factors, above and the market risks described in Item 7A, Quantitative and Qualitative Disclosures about Market Risks, below.

Years Ended December 31, 2005 and 2004

Results of Operations

Our total revenue for 2005 was $37,978,000, an increase of $8,973,000, or 31%, from our revenue for 2004 which was $29,005,000. Revenue from the Netsmart - Ohio acquisition accounted for $5,219,000 of the increase in revenue from 2005 to 2004. This revenue was for the period October 1, 2005 through December 31, 2005.

Revenue from contracts with state and local government agencies represented 44% of revenue in 2005 and 49% of revenue in 2004. This decrease was the result of the inclusion of the Netsmart - Ohio revenue, approximately 20% of which is generated from contracts with state and local government agencies.

Fixed price software development contracts, which include labor, licenses and third party resale components, accounted for 24% and 34% of consolidated revenue for 2005 and 2004, respectively. This decrease is the result of a decrease in Software and Related Systems and Services revenue generated from fixed price contracts and an increase in Software and Related Systems and Services revenue generated on an as incurred basis. Our recurring revenue components, which include our maintenance contract services, our Data Center and ASP services, accounted for 46% of our consolidated revenue for 2005 compared to 42% of consolidated revenue for 2004. This increase was the result of an increase in both maintenance and ASP revenue which was partially offset by a decrease in Data Center revenue. Revenue from large turnkey fixed price software development contracts is determined using the percentage of completion method, which is based upon the time spent by our technical personnel on a project. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any quarter, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of costs and estimated profits. Revenue from our small turnkey fixed price contracts is accounted for under the completed contract method.

Software and Related Systems and Services - New York

Our Software and Related Systems and Services - New York revenue for 2005 was $28,425,000, an increase of $3,204,000, or 13%, from our revenue for 2004, which was $25,221,000. Software and Related Systems and Services - New York revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software license revenue, maintenance revenue and revenue from small turnkey systems in the markets in which we operated prior to our acquisition of our Ohio operations in September 2005.

Within this segment is large turnkey and small turnkey components. The large turnkey components consist mostly of our Avatar suite of products. When we are engaged in fixed price arrangements for large turnkey systems, the installations will usually extend over a six-month to a multi-year time period; these installations are accounted for under the percentage of completion method. The duration of the implementation depends on the size and complexity of the customer organization and the specifics of the implementation. Installations of small turnkey components are usually completed within a six-month period; these installations are accounted for under the completed contract method. Small turnkey contracts performed in the New York segment are mostly related to our Avatar methadone related products.

The largest component of Software and Related Systems and Services revenue was turnkey systems labor revenue, which increased $243,000 or 3% to $9,845,000 in 2005 from $9,602,000 in 2004. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. The increase in turnkey systems labor revenue was primarily due to a 4% increase in the average daily billing rate, which accounted for total labor revenue increase of $208,000 in 2005 as compared to 2004. Revenue from third party hardware and software increased 28% to $5,544,000 in 2005, from $4,335,000 in 2004. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our software and related systems and services revenue. During 2005, the increase in revenue from third party hardware and software was partially the result of an increase in database software sales and pharmacy sales to various customers. License revenue increased 7% to $2,210,000 in 2005, from $2,066,000 in 2004. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. During 2005, approximately one-third of the increase in license revenue was the result of increased user license sales to existing customers. Maintenance revenue increased 18% to $9,784,000 in 2005 from $8,290,000 in 2004. Revenue from the AMS acquisition accounted for approximately one-half of this increase. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey contracts increased 12% to $1,042,000 in 2005 from $928,000 in 2004. Small turnkey contract sales relate to turnkey contracts that are less than $50,000 and are usually completed within one to six months. On June 20, 2005, we acquired AMS. AMS typically has the type of contracts included in the small turnkey revenue; sales of AMS products and services totaled $216,000 in 2005.

Gross profit increased 17% to $13,836,000 in 2005 from $11,849,000 in 2004. Our gross margin percentage increased to 49% in 2005 from 47% in 2004. Our gross margin increased as a result of improved efficiency from our maintenance division as well as an increase in our license revenue.

Software and Related Systems and Services - Ohio

The Software and Related Systems and Services-Ohio segment is a new segment established as a result of the acquisition of Netsmart - Ohio, formerly CMHC Systems, Inc. The Ohio operations are included commencing October 1, 2005. Netsmart - Ohio offers a full suite of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations. The small turnkey contracts are usually completed within a six-month period.

Revenue for October 1 through December 31, 2005 was $5,219,000 and consisted of the following components; Maintenance revenue of $3,533,000, third party hardware and software revenue of $654,000, turnkey systems labor revenue of $802,000 and license revenue of $230,000.

Gross profit for 2005 was $2,704,000 and our gross margin percentage was 52%.

Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fee by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $1,795,000 in 2005 from $2,058,000 in 2004, representing a decrease of $263,000, or 13%. This decrease was the result of two customers discontinuing the use of our services.

Gross profit decreased 25% to $908,000 in 2005 from $1,209,000 in 2004. Our gross margin percentage decreased to 51% in 2005 from 59% in 2004. This decrease was the result of the decrease in revenue, as well as an increase in costs of approximately $38,000. The increase in costs was substantially the result of an increase in communications costs of $29,000, depreciation of $20,000 and salaries of $7,000, which was partially offset by a decrease in support overhead of approximately $18,000.

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

ASP revenue increased to $2,538,000 in 2005 from $1,725,000 in 2004, representing an increase of $813,000 or 47%. This increase is the result of additional users, including one new customer of our Avatar suite of products, the inclusion of our Netsmart University revenue for the period April 28, 2005 through December 31, 2005, as well as increases in our CareNet and InfoScriber revenue.

On April 28, 2005, we acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offers a comprehensive family of web-based training products and services, including its Learning Management System. ContinuedLearning revenue totaled $235,000 for 2005.

Gross profit for 2005 was $927,000 and for 2004 was $799,000. The gross margin percentage was 37% in 2005 and 46% in 2004. Although revenue increased, the gross profit and gross margin percentage did not increase proportionally due to the increased costs associated with the ContinuedLearning operations which amounted to $494,000 in 2005. These costs represent the required baseline costs to support the ContinuedLearning operation. We expect that as new revenue is added to this operation, gross profit and margins will increase accordingly.

Operating Expenses

Selling, general and administrative expenses were $11,272,000 in 2005, reflecting an increase of $3,978,000, or 55%, from $7,294,000 in 2004. Approximately $1,571,000 or 39% of this increase was related to the selling, general and administrative costs associated with Netsmart - Ohio. Theses costs included such categories as salary and fringe benefits of $720,000, consulting costs of $199,000 and rent of $170,000. Approximately $641,000 or 16% of this increase was related to an increase in bad debts, which included an amount of $340,000 related to one customer who filed for bankruptcy. The remaining increases were in: sales and marketing salaries and fringe benefits, which increased by $503,000; sales and marketing consulting costs, which increased by $282,000; other consulting which increased by $215,000, of which $86,000 related to Sarbanes Oxley compliance efforts and $79,000 related to strategic planning efforts; sales and marketing conference costs which increased by $151,000; general administrative salaries and fringe benefits, which increased by $187,000 and $558,000 which related to increased amortization related to the ContinuedLearning, Netsmart - Ohio and AMS acquisitions. The cost increases were partially offset by reductions in: depreciation, which decreased by $133,000; and provision for bonuses, which decreased by $142,000.

We incurred research, development and maintenance expenses of $4,547,000 in 2005, an increase of 30% from $3,498,000 in 2004. Approximately $853,000 or 81% of this increase was related to the Netsmart - Ohio operations after the acquisition. During the latter part of 2004, we invested in infrastructure that is designed to improve the way we support our customers and products. This increased infrastructure costs relate to product version control, which includes design, programming, testing, documentation and quality control of our products. These efforts accounted for the remaining increase in our research, development and maintenance expenses. We also continue to invest in product enhancement and extensions. These extensions include the development of new software modules which address Federal reporting requirements, as well as continuing investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Interest and other expense was $119,000 in 2005, a decrease of $10,000, or 8%, from the $129,000 in 2004. This decrease is the result of the completion of the amortization of the financing costs associated with our then-current loan agreement, which was amortized over a three year period, as well as reduced borrowing under our then-current loan agreement during 2005. On October 7, 2005, we borrowed $2,500,000 pursuant to a term loan advanced under a new revolving credit and term loan agreement. The decrease in interest expense was partially offset by an increase in interest expense relating to the increased borrowings under the term loan.

Interest income was $311,000 in 2005, an increase of $185,000, or 147%, from $126,000 in 2004. This increase is the result of maintaining higher cash balances during 2005, as well as an increase in interest rates. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from our term loan, as well as cash generated from operations and the proceeds of the exercise of options and warrants.

We have a net operating loss tax carry forward of approximately $5.3 million at December 31, 2005. In 2005, we recorded a current income tax expense of $324,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $835,000. In 2004, we recorded a current income tax expense of $187,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The current provision was reduced by $952,000 as a result of the use of the available net operating loss carry forward. During 2004, the deferred tax valuation allowance of $1,731,000 was reversed, $717,000 of which was recorded as an addition to additional paid in capital and $1,014,000 as a deferred tax benefit. The deferred tax provision was $1,136,000 based on utilization of net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $1,014,000.

As a result of the foregoing factors, in 2005 we had net income of $1,590,000, or $.28 per share (basic) and $.27 per share (diluted). For 2004, we had net income of $2,753,000, or $.52 per share (basic) and $.50 per share (diluted).

Years Ended December 31, 2004 and 2003

Results of Operations

Fixed price software development contracts, third party hardware and software components and licenses accounted for 34% and 44% of consolidated revenue for the years ended December 31, 2004 and 2003, respectively. This decrease was the result of more labor revenue being generated on an as incurred basis, as well as a change in the overall mix of our revenue components. Our recurring revenue components, which include our maintenance contract services and our Data Center and ASP services, accounted for 42% of our consolidated revenue for the year ended December 31, 2004 compared to 35% of consolidated revenue for the year ended December 31, 2003. Revenue from fixed price software development contracts is determined using the percentage of completion method which is based upon the time spent by our technical personnel on a project. Since the billing schedules under the contracts differ from the recognition of revenue, at the end of any period, these contracts generally result in either costs and estimated profits in excess of billing or billing in excess of costs and estimated profits.

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

Within this segments are large turnkey and small turnkey components. The large turnkey components consist mostly of our Avatar suite of products. When we are engaged in a fixed price arrangement, these installations will usually extend over a six-month to a multi-year time period. The duration of the implementation is dependant on the size and complexity of the customer organization and the specifics of the implementation. The small turnkey components are usually completed within a six-month period. Small turnkey contracts were mostly related to our Avatar methadone related products.

The largest component of revenue was turnkey systems labor revenue, which increased to $9,602,000 in 2004 from $9,548,000 in 2003, reflecting a 1% increase. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. Revenue from third party hardware and software decreased to $4,335,000 in 2004, from $4,444,000 in 2003, which represents a decrease of 2%. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our human services revenue. During 2004, we did not sell and perform on as many contracts containing such third party items. License revenue decreased to $2,066,000 in 2004, from $2,781,000 in 2003, reflecting a decrease of 26%. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. We did not sell and perform on as many contracts containing license revenue in 2004 as we did in 2003. In addition, in order to encourage our existing customers to upgrade from our old product to our new Avatar product, we discounted the license fees to our existing clients. Maintenance revenue increased to $8,290,000 in 2004 from $7,069,000 in 2003, reflecting an increase of 17%. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey contracts increased to $928,000 in 2004 from $768,000 in 2003, reflecting an increase of 21%. This increase is the result of the introduction of our new Avatar Addictions Management product into the market place during the latter part of 2003. Small turnkey sales relate to turnkey contracts that are less than $50,000 and are usually completed within one to six months.

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

Revenue for 2004 was $1,725,000 as compared to $591,000 in 2003.

Gross profit for 2004 was $799,000 and our gross margin percentage was 46%. The gross profit for 2003 was $214,000 and our gross margin percentage was 36%. Because the ASP operations were in their infancy during the 2003, any comparisons between the periods would not be meaningful.

Operating Expenses

Selling, general and administrative expenses were $7,294,000 in 2004, reflecting a decrease of $675,000, or 8%, from $7,969,000 in 2003. The decreases were in: bad debt expense, which decreased by $1,250,000; provision for bonuses which decreased by $172,000; and general and administrative salaries and related fringe expense, which decreased by $101,000. These cost decreases were partially offset by increases in: depreciation expense which increased by $351,000; amortization of the CareNet acquisition costs, which increased by $139,000; consulting costs which increased by $124,000; commissions, which increased by $87,000; sales salaries and related fringe benefits expense, which increased by $54,000; advertising and promotion, which increased by $47,000; accounting costs, which increased by $40,000; and sales and marketing travel and living costs, which increased by $41,000.

We incurred research, development and maintenance expenses of $3,498,000 in 2004, an increase of 26% from $2,770,000 in 2003. During 2004, we invested in infrastructure to improve the way we support our customers and products. These changes related to redirecting personnel that were previously employed performing actual customer program “bug” fixing procedures, which would be included in costs of goods sold, to our research, development and maintenance area. These personnel now perform product version control, which includes design, programming, testing, documentation and quality control of our products. These efforts accounted for a substantial increase in our research, development and maintenance expenses. The increase in research, development and maintenance expense is also the result of continuing investment in product enhancement and extensions. These extensions include the development of new software modules which addresses Federal reporting requirements, as well as continued investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Interest and other expense was $129,000 in 2004, a decrease of $71,000, or 35%, from $200,000 in 2003. This decrease is the result of the completion of the amortization of the financing costs associated with our 2001 term loan agreement, which was amortized over a three year period, as well as reduced borrowing during 2004 under that term loan. This decrease was partially offset by an increase in borrowing related to the promissory note issued to Shuttle Data Systems Corp. in connection with our acquisition of CareNet.

Interest income was $126,000 in 2004, an increase of $52,000, or 70%, from the $74,000 in 2003. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from the term loan, as well as cash generated from operations and the proceeds of the exercise of options and warrants.

We had a net operating loss tax carry forward of approximately $4.0 million at December 31, 2004. In the 2004 period, we recorded a current income tax expense of $187,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The current provision was reduced by $952,000 as a result of a use of the available net operating loss carry forward. The income tax provision was increased by a net deferred tax provision of $122,000. The deferred tax asset valuation allowance of $1,731,000 was reversed, $717,000 of which was recorded as an addition to additional paid in capital and $1,014,000 was recorded as a deferred tax benefit, during 2004. The deferred tax provision was $1,136,000 based on utilization of net operating loss carry forwards offset by the reduction in the deferred tax asset valuation allowance of $1,014,000. In 2003, we recorded a current income tax expense of $113,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The current income tax provision was reduced by $942,000 as a result of the use of available net operating losses. The deferred tax asset and the valuation allowance were reduced by the same amount. We also re-evaluated the deferred tax asset valuation allowance and further reduced the allowance by $900,000 to zero, which was recorded as a tax benefit.

As a result of the foregoing factors, in the 2004 period we had net income of $2,753,000, or $.52 per share (basic) and $.50 per share (diluted). For 2003, we had net income of $3,029,000, or $.69 per share (basic) and $.64 per share (diluted).

Liquidity and Capital Resources

We had working capital of approximately $4.0 million at December 31, 2005 as compared to working capital of approximately $18.2 million at December 31, 2004. This decrease of approximately $14.2 million in working capital was the result of the following: $15,890,000 paid for the acquisitions of CMHC, ContinuedLearning and AMS, $6,032,000 of negative working capital acquired in the acquisition of CMHC, $1,656,000 of other costs, paid in connection with the CMHC acquisition, $1,264,000 in current liabilities assumed and accrued with respect to the acquisitions of ContinuedLearning and AMS, $458,000 paid for the acquisition of equipment, and $42,000 related to the capitalization of software . These decreases were partially offset by our net income, after adding back depreciation and amortization, which totaled $4,041,000, an increase in the current portion of the deferred tax asset in the amount of $484,000, $854,000 in net proceeds from the exercise of stock options, $4,110,000 in net proceeds from the completion of a private placement and $2,000,000 in net proceeds after classifying the current portion of the term loan agreement entered into in October 2005. The remaining decrease in working capital of $320,000 was due to changes in other current assets and liabilities.

In October 2005, we entered into a revolving credit and term loan agreement with the Bank of America, which was amended as of December 31, 2005 (as so amended, the “Credit Agreement”). This financing provides us with a five-year term loan of $2.5 million. The term loan bears interest at LIBOR plus 2.25%. We have entered into an interest rate swap agreement with the Bank for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.1% in order to reduce the interest rate risk associated with these borrowings. On October 7, 2005, we borrowed the full amount of the $2,500,000 term loan. The revolving credit facility provides for borrowings of up to $2,500,000. Any amounts borrowed under this arrangement will bear interest at a rate per annum to be elected by us, equal to either (1) the LIBOR Rate plus 2.00% or (2) the Bank's prime rate. We have not borrowed any amounts under the revolving credit facility. The amount outstanding under the Credit Agreement at December 31, 2005 is $2,417,000.

The terms of the Credit Agreement require compliance with certain covenants, including maintaining a minimum tangible net worth of $2,250,000 until March 31, 2006 with provisions for increases in future periods, minimum cash reserves of $5,000,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. The Company was not in compliance with one of the covenants at December 31, 2005. As a result, the Company and the Bank entered into a First Amendment and Waiver to the term loan, pursuant to which the Bank agreed to amend the terms of the Tangible Net Worth covenant contained in the Loan Agreement and waive any non-compliance by the Company. As a result, as of December 31, 2005, the Company was in compliance with the financial covenants of the Credit Agreement.

In October 2005, we completed a private placement of units consisting of an aggregate 490,000 shares of our common stock and warrants to purchase 122,504 shares of common stock. The warrants have an exercise price of $11 per share. We received net proceeds of approximately $4.1 million.

In September 2001, we entered into the 2001 Term Loan Agreement with Bank of America (formerly Fleet Bank). This financing provides us with a five-year term loan of $2.5 million. The current term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with the bank for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.95% in order to reduce the interest rate risk associated with these borrowings. The amount outstanding at December 31, 2005 is $250,000.

The terms of the 2001 Term Loan Agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of December 31, 2005, we were in compliance with the financial covenants of the 2001 Term Loan Agreement.

We issued a note payable to Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. in connection with our acquisition of CareNet. This three year promissory note is payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1%. We have made the required principal and interest payments on the note and the principal amount outstanding at December 31, 2005 is $83,000.

In the 2005, we capitalized software development costs of $42,000 relating to one of our AVATAR products.

In 2004, we capitalized $185,000 related to our RAD Plus 2004 product.

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

Contractual Obligations

The following table summarizes, as of December 31, 2005, our obligations and commitments to make future payments under debt, capital leases, operating leases and other long-term liabilities:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years

Long Term Debt[1]	$2,750,036	$833,369	$1,000,000	$916,667	$--

Capital Lease Obligations[2]	70,837	61,316	9,521	--	--

Operating Leases[3]	8,422,459	1,480,565	2,277,794	1,932,100	2,732,000
Other Long-Term Liabilities[3]	1,693,738	741,625	930,863	21,250	--
Total Contractual and Other Long-Term Obligations	$12,937,070	$3,116,875	$4,218,178	$2,870,017	$2,732,000

1 See Note 7 to Netsmart’s Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003, which describes the Company’s financing agreements.
2 See Note 10 to Netsmart’s Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003, which describes the Company’s Capital Lease Obligation.
3 See Note 12 to Netsmart’s Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 which describes the Company’s Operating Lease and other Contractual Obligations.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Among other things, estimates are used in accounting for allowances for bad debts, deferred income taxes, expected realizable values of assets (primarily capitalized software development costs and customer lists) and revenue recognition. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Following is a discussion of the significant accounting policies and the significant estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results:

Revenue Recognition
Capitalized Software Development Costs
Impairment of Customer Lists
Bad Debts
Fair Value of Acquired Deferred Post-Contract Customer Support
Valuation Allowance for Deferred Income Tax Assets
Purchase Price Allocation of Netsmart Ohio Acquisition
Liquidated Damages of Registration Rights Agreement

Revenue Recognition - The Company recognizes large turnkey revenue from long-term (six months or longer), fixed price contracts for financial statement purposes under the percentage of completion method when significant modification of the software package is required to meet the customer specifications. The percentage of completion method takes into account progress towards completion of a contract using time spent by technical personnel on a particular project as the measuring standard. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.

The Company recognizes small turnkey revenue from short-term (less than six months), fixed price contracts for financial statement purposes under the completed contract method. Payments received in advance by customers are deferred until earned and represented as deferred revenue in the accompanying balance sheet.

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

Bad Debts - We maintain allowances for doubtful accounts for estimated bad debts. Our practice is to specifically identify clients and invoices where we believe collection may be at risk and provide for these on a current basis. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. In addition, since we evaluate each account and invoice on a case-by-case basis, the provision could vary from period to period.

Fair value of acquired deferred post-contract customer support (“PCS”) - We value PCS in accordance with View B of EITF 04-11. In order to remain competitive and maintain our existing customer base we upgrade and maintain software for purposes of bug fixes, ongoing regulatory changes as well as software corrections and enhancements. These services are not sold separately and are therefore fair valued as a single unit. Although these services are provided on a when-and-if-available basis, we have an obligation to our existing customer base to develop upgrades and enhancements in order to maintain our customer relationships as well as increase future revenue. The fair value of this liability is estimated using the value of the services provided using an estimated fulfillment margin. As of December 31, 2005 the fair value of PCS recorded as deferred revenue is $5.3 million. If we did not intend to perform research and development for unspecified software upgrades, the estimated value of the PCS would have been $4.0 million. We intend to fulfill 100% of our obligations under these PCS obligations assumed.

Valuation Allowance for Deferred Income Tax Assets -- We measure deferred income taxes using enacted tax rates and laws that we expect will be in effect when the underlying assets or liabilities settle. We record a valuation allowance against our deferred income tax assets balance when it is more likely than not that the benefits of the net tax asset balance will not be realized, and record a corresponding charge to income tax expense. Our ability to reduce the valuation allowance for deferred income tax assets depends on our ability to generate taxable income in the future. Based on our projection of the Company’s future taxable income we have determined that a valuation allowance is no longer required.

Purchase Price Allocation of Netsmart Ohio Acquisition - Purchase price allocations are subject to change. Changes could include a reallocation of intangible assets which would likely have the effect of increasing or decreasing future amortization expense, since the intangible assets are initially assigned varied lives. Additionally, the lives assigned to the identifiable intangible assets represent management’s best estimates of the time periods in which it will continue to receive benefits from these assets. The useful lives may need to be adjusted in the future based upon changes to the expected useful lives of such assets.

Liquidated Damages of Registration Rights Agreement - We are required to deliver registered shares in connection with our private placement of shares and warrants in October 2005 or, in the alternative, pay liquidated damages. In accordance with View A of EITF 05-04 the liquidating damages penalties related to our obligation to register the shares and the shares underlying warrants are combined with our right to deliver unregistered shares. Thus these instruments have two settlement alternatives: (a) the delivery of registered shares in exchange for the exercise price or (b) the delivery of unregistered shares, plus the liquidated damages cash penalty required to be paid under the registration rights provisions of the subscription agreement, in exchange for the exercise price.

The Company has determined that the delivery of unregistered shares is considered an economic alternative, and the combined financial instrument should be classified as equity. In this regard we have also determined that SFAS 5 is the appropriate accounting for the registration rights agreements whereby any potential penalties will be recorded in earnings when and if incurred.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Most of our debt is at fixed rates of interest after completing interest rate swap agreements, which effectively converted our variable rate debt into fixed rate debt at 7.95% and 7.1% per annum. Therefore, if the LIBOR rate plus 2.5% increases above 7.95% or 7.1% per annum, it may have a positive effect on our comprehensive income.

Most of our invested cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If market interest rates decrease by 10 percent from levels at December 31, 2005, the effect on our net income would be a decrease of approximately $33,000 per year.

Netsmart Technologies, Inc.
Quarterly Summary
Unaudited

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2005 and 2004. All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any future period.
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005(a)
Total revenue	$7,429	$7,759	$8,517	$14,273
Gross profit	3,600	3,862	3,896	7,018
Net income	363	449	379	399

Per share amounts:
Net earnings - Basic:	$.07	$.08	$.07	$.06
Net earnings - Diluted:	$.07	$.08	$.07	$.05

2004 (b) (c)
Total revenue	$6,823	$7,189	$7,421	$7,572
Gross profit	3,163	3,435	3,565	3,694
Net income	325	493	633	1,302

Per share amounts:
Net earnings - Basic:	$.06	$.09	$.12	$.24
Net earnings - Diluted:	$.06	$.09	$.11	$.24

In thousands, except per share data amounts

(a) During 2005, the Company made three acquisitions. See note 5 to the Consolidated Financial Statements.

(b) The Company utilized an effective income tax rate of approximately 28% through the third quarter of 2004. In the fourth quarter of 2004, the Company determined that the effective income tax rate should approximate 10%. Accordingly, the change in estimate recorded in the fourth quarter was to reduce the income tax provision by approximately $360,000 related to the first three quarters of 2004.

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

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data begin on page F-1 of this Form 10-K.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation that was conducted, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes made in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

As a result of the CMHC acquisition, the company is currently evaluating its operations and, commencing in the first quarter of fiscal 2006, integrating the New York and Ohio operations. In doing so, we have chosen to use the most efficient processes and internal controls of the two operations in each location. This includes combining sales, marketing and certain administrative functions for greater efficiency of operation.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the “reasonable assurance” level.

Item 9B.	Other Information.

None

Part III

Item 10.	Directors and Executive Officers of the Registrant.

Our directors and executive officers are as follows:

Name	Age	Position

James L. Conway	58	Chief executive officer and director
Anthony F. Grisanti	56	Chief financial officer, treasurer and secretary
Gerald O. Koop	67	Director
John F. Phillips	67	Director
Joseph G. Sicinski1 & 2	73	Director
Francis J. Calcagno1, 2 & 3	56	Director
John S.T. Gallagher1, 2 & 3	74	Director
Yacov Shamash[3]	56	Director

[1]	Member of the compensation committee.
[2]	Member of the audit committee.
[3]	Member of the nominating and governance committee.

Director and Executive Officer Biographies

Mr. James L. Conway has been our Chief Executive Officer since April 1998, a director since January 1996 and was President from January 1996 until January 2001. From 1993 until April 1998, he was president of a Long Island-based manufacturer of specialty vending equipment for postal, telecommunication and other industries. He was previously vice president, treasurer and director of ITT Credit Corporation. Mr. Conway was recently elected to the board of LISTnet, which is an organization with the objective of promoting Long Island as one of the national centers of excellence for software and technology solutions. He also serves and is a member of the CEO Roundtable for Long Island.

Mr. Anthony F. Grisanti has been our Treasurer since June 1994, Secretary since February 1995 and Chief Financial Officer since January 1996.

Mr. Gerald O. Koop has been one of our directors since June 1998 and was President of Netsmart from January 2001 until his resignation on December 31, 2005. Mr. Koop continues to serve as an employee of Netsmart but is no longer an executive officer.

Mr. John F. Phillips has been one of our directors since June 1994. Mr. Phillips served as a Vice President of Netsmart and as President of Creative Socio-Medics from June 1994 until his retirement in April 2004. Mr. Phillips continues to serve as a consultant to Netsmart pursuant to the terms of the Netsmart Executive Retirement, Non Competition and Consulting Plan.

Mr. Joseph G. Sicinski has been one of our directors since June 1998. He was president and a director of the Trans Global Services, Inc., a technical staffing company, from September 1992 until April 1998. From April 1998 until September 2002 he was also chief executive officer of Trans Global. In September 2003 he retired from Trans Global and co-founded Novus Management Services, Inc., a company providing services related to the insurance industry where he is also a board member. In February 2004 he co-founded BDS Strategic Solutions, Inc., a company providing permanent and temporary staffing solution services and programs related to human resource issues. He is chairman of the board of directors of BDS.

Mr. Francis J. Calcagno has been one of our directors since September 2001. He is a senior managing director of Dominick & Dominick LLC, a company engaged in investment banking, a position he has held since 1997. From 1993 until 1997, he was a managing director of Deloitte and Touche, LLP.

Mr. John S.T. Gallagher has been one of our directors since March 2002. He has been chief executive officer of SUNY Stony Brook since November 2005. Prior to that time, he served as deputy county executive for health and human services in Nassau County, New York from February 2002. He has been a senior executive officer of North Shore University Hospital and North Shore - Long Island Jewish Health System since 1982, having served as executive vice president of North Shore from 1982 until 1992, president from 1992 until 1997 and chief executive officer of the combined hospital system from 1997 until January 2002. In January 2002, he became co-chairman of the North Shore - Long Island Jewish Heath System Foundation. Mr. Gallagher is also a director of Perot Systems Corporation, a worldwide provider of information technology services, since 2000 and of American Medical Alert Corporation, a healthcare service provider, since 2005.

Dr. Yacov Shamash is Vice President for Economic Development and the Dean of the College of Engineering and Applied Sciences at Stony Brook University. Prior to joining SUNY Stony Brook in 1992, Dr. Shamash served as the Director of the School of Electrical Engineering and Computer Science at Washington State University. He has also held faculty positions at Florida Atlantic University, the University of Pennsylvania and Tel Aviv University. He received his undergraduate and graduate degrees from Imperial College of Science and Technology in London, England. Dr. Shamash has been a member of the Board of Directors of KeyTronic Corporation, a contract manufacturer, since 1989 and of American Medical Alert Corporation, a healthcare service provider, since 2001.

Directors are elected for a term of one year.

None of our officers and directors are related.

Our certificate of incorporation includes certain provisions, permitted under Delaware law, which provide that a director shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director except for liability (i) for any breach of the director’s duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for any transaction from which the director derived an improper personal benefit, or (iv) for certain conduct prohibited by law. The Certificate of Incorporation also contains broad indemnification provisions. These provisions do not affect the liability of any director under federal or applicable state securities laws.

Board Committees

Our board of directors has three committees - the audit committee, the compensation committee and the nominating and governance committee. All of the members of each committee are “independent” as defined under Nasdaq rules.

The responsibilities of the audit committee include overseeing our financial reporting process, reporting the results of its activities to the board, retaining and ensuring the independence of our independent registered public accountants, approving services to be provided by our independent registered public accountants, reviewing our periodic filings with the independent registered public accountants prior to filing, and reviewing and responding to any matters raised by the Independent Registered Public Accountants in their management letter and SAS 61 Communications. The audit committee consists of Mr. John S.T. Gallagher, who is chairman of the committee and Messrs. Francis Calcagno and Joseph G. Sicinski. The board of directors has determined that each of Messrs. Gallagher and Calcagno, qualifies as an “Audit Committee financial expert,” as defined by Securities and Exchange Commission rules, based in his education, experience and background. A copy of the Audit Committee charter can be found on our website at www.ntst.com.

The compensation committee serves as the stock option committee for our stock option plans and the employee stock purchase plan, and it reviews and approves any employment agreements with management and changes in compensation for our executive officers. The members of the compensation committee are Mr. Gallagher, who is chairman of the committee and Messrs. Calcagno and Sicinski. A copy of the Compensation Committee charter can be found on our website at www.ntst.com.

The nominating and governance committee is primarily responsible for reviewing our corporate governance principles and independence standards: overseeing the annual evaluation of our board and its committees; discharging the board’s responsibilities related to compensation of directors; identifying and evaluating individuals for board and committee membership and chairs; making recommendations to the board concerning the selection of director nominees and making recommendations as to the size and composition of the board and its committees. It will consider director nominee recommendations by stockholders provided that the names of such nominees, accompanied by relevant biographical information are properly submitted to our Secretary in accordance with the stockholder nomination procedures adopted by the Board of Directors, as described below. The members of the Nominating and Governance Committee are Dr. Shamash, who is the chairman of the committee and Messrs. Gallagher and Calcagno. A copy of the Nominating and Governance Committee charter can be found on our website at www.ntst.com.

Excluding actions by unanimous written consent, during 2005, the board of directors held thirteen meetings, the compensation committee held three meetings, the nominating and governance committee held one meeting and the audit committee held five meetings. The independent directors also held one meeting.

The audit committee met with our independent registered public accountants and chief financial officer prior to filing of this Form 10-K annual report to review the 2005 audited financial statements with the independent registered public accountants. During 2005, all of our directors attended at least 75% of the aggregate of meetings of the board and the meetings of any committee of which they are members.

Directors’ Fees

We pay an annual fee of $20,000 to each of Messrs. Calcagno, Sicinski, Shamash and Gallagher and we pay an additional $12,500 per annum to Mr. Gallagher in respect of his services as chairman of our Audit Committee and Compensation Committee.

Stockholder Nomination Procedures

Any stockholder who wants to nominate a candidate for election to the Board must deliver timely notice to our Secretary at our principal executive offices. In order to be timely, the notice must be delivered

•
in the case of an annual meeting, not less than 120 days prior to the anniver-sary date of the immediately preceding annual meeting of stockholders, although if we did not hold an annual meeting or the annual meeting is called for a date that is not within 30 days of the anniversary date of the prior year’s annual meeting, the notice must be received a reasonable time before we begin to print and mail our proxy materials; and

•	in the case of a special meeting of stockholders called for the purpose of electing directors, the notice must be received a reasonable time before we begin to print and mail our proxy materials.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Nasdaq Stock Exchange. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and Nasdaq. Based solely upon our review of the copies of the forms we have received, and upon representations received from such Reporting Persons, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2005 except that each of Messrs. Gallagher, Sicinski, Calcagno and Shamash failed to timely file the requisite Form 4 reporting the grant of certain options pursuant to the automatic grant provisions of our 2001 Long Term Incentive Plan.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officer, principal accounting officer and controller and a Code of Business Conduct applicable to all of our employees, each which is posted on our website at www.ntst.com. Our Board of Directors has adopted a Code of Business Conduct applicable to the Company’s officers and employees, and has also adopted a Code of Ethics for its senior financial officers. These codes of ethics are posted on the Company’s website at www.ntst.com in the Investor Relations section. Any amendment of the codes of ethics or waiver thereof applicable to any director or executive officer of the Company, including the Chief Executive Officer or any senior financial officer, will be disclosed on the Company’s website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed. A copy of the codes of ethics may also be obtained without charge by writing to Mr. Anthony F. Grisanti, Chief Financial Officer, Netsmart Technologies, Inc, 3500 Sunrise Highway, Great River, NY 11739.

Item 11.	Executive Compensation.

Set forth below is information with respect to compensation paid or accrued by us for the three years ended December 31, 2005, 2004 and 2003 to our chief executive officer and to each of our other officers whose salary and bonus for 2005 exceeded $100,000.

Summary Compensation Table
		Annual Compensation		Long-Term Compensation (Awards)
Name and Principal Position	Year	Salary	Bonus	Options, SARs (Number)
James L. Conway, CEO	2005 2004 2003	$313,390 218,698 207,814	$75,000 175,000 188,000	100,000 42,500 49,500
Gerald O. Koop, president(a) (b)	2005 2004 2003	201,938 194,665 189,880	91,932 174,078 206,539	25,000 40,000 49,500
Anthony F. Grisanti, chief financial officer	2005 2004 2003	204,432 167,535 162,343	60,000 125,000 144,000	45,000 27,500 27,500

(a) Mr. Koop resigned as president on December 31, 2005.

(b) The bonuses for Mr. Koop include accrued commissions of $73,932 for 2005, $111,578 for 2004 and $135,539 for 2003. The 2005 commissions will be paid in installments through 2006, the 2004 and 2003 commissions were paid in installments through 2005 and 2004.

Employment Agreements

In April 2004, we entered into revised employment agreements with Messrs. James L. Conway and Anthony F. Grisanti. The terms and conditions of the revised contracts are identical in all material respects to the previous contracts except that (i) the term of each individual’s contract was extended by one year, so that Messrs. Conway and Grisanti’s contract will expire on December 31, 2006 and (ii) the revised contracts do not provide for a five-year consulting period following each individual’s respective term of employment during which such individual would have been entitled to compensation of $75,000 per year. Messrs. Conway and Grisanti’s contracts also provide for an option to extend their contracts for one additional year so that upon the exercise of such option, their contracts would expire on December 31, 2007. We believe that these officers are vital to our business. Mr. Koop was party to a revised employment agreement that was identical to the agreements with Messrs. Conway and Grisanti except as to the expiration date, which was December 31, 2005.

The agreements provide for annual increases associated with cost of living indexes or 5%, whichever is greater. The agreements provide that the executives are eligible to participate in a bonus pool to be determined annually by the board, based on the executive’s performance. The agreements also provide each of these officers with an automobile allowance, which is included under “Salary”, and insurance benefits. In the event of the officer’s dismissal or resignation or a material change in his duties or in the event of a termination of employment by the executive or by us as a result of a change of control, the officer may receive severance payments of 36 months’ compensation.

Effective April 1, 2004, we adopted an Executive Retirement, Non-Competition and Consulting Plan which was subsequently amended August 5, 2004 effective April 1, 2004, pursuant to which, following their retirement, selected officers will be entitled to receive a minimum payment of approximately $85,000 per year for a period of six years, provided, that such officers (i) provide a minimum amount of consulting days each month and (ii) agree to certain covenants not to compete. The annual payments are subject to 10% increases up to a maximum of $136,893 per year. Pursuant to the Executive Retirement, Non-Competition and Consulting Plan, the selected officers are also entitled to receive health benefits for life, provided that there are no breaches of the covenants not to compete. Each of Messrs. Conway and Grisanti are entitled to receive benefits under the plan.

Mr. Koop’s employment contract expired on December 31, 2005 and he resigned as president on that date. Mr. Koop continues to serve as an employee but is no longer an executive officer.

Compensation Committee Interlocks and Insider Participation

During fiscal 2005, our compensation committee consisted of Messrs. Calcagno, Gallagher and Sicinski. None of them were our officers or employees during fiscal 2005 or were previously an officer of ours nor did any of them have any relationship with us that is required to be disclosed under this heading.

Option Exercises and Outstanding Options

The following table sets forth information concerning the grants of options made during the year ended December 31, 2005.

	Options Grants in Last Fiscal Year
					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2005 (1)	Exercise or Base Price $/Sh (2)	Expiration Date	5% ($)	10% ($)

Gerald Koop	25,000	5.7%	$9.85	7/13/10	$83,749	$189,997
					$-	$-
	25,000	5.7%			$83,749	$189,997

Yacov Shamash	3,927.9%		$9.85	7/13/10	$13,155	$29,845
Yacov Shamash	2,073.5%		$9.57	4/1/10	$6,747	$15,307
	6,000	1.4%			$19,902	$45,151

Anthony Grisanti	45,000	10.3%	$9.85	7/13/10	$150,747	$341,994
					$-	$-
	45,000	10.3%			$150,747	$341,994

James Conway	100,000	22.8%	$9.85	7/13/10	$334,994	$759,988
					$-	$-
	100,000	22.8%			$334,994	$759,988

Joseph Sicinski	3,927.9%		$9.85	7/13/10	$13,155	$29,845
Joseph Sicinski	2,073.5%		$9.57	4/1/10	$6,747	$15,307
	6,000	1.4%			$19,902	$45,151

Frank Calcagno	3,927.9%		$9.85	7/13/10	$13,155	$29,845
Frank Calcagno	2,073.5%		$9.57	4/1/10	$6,747	$15,307
	6,000	1.4%			$19,902	$45,151

Jack Gallagher	5,427	1.2%	$9.85	7/13/10	$18,180	$41,245
Jack Gallagher	2,073	0.5%	$9.57	4/1/10	$16,747	$15,307
	7,500	1.7%			$24,927	$56,551

(1) Based on a total of 438,292 shares subject to options granted to employees under Netsmart's options plans in 2005.
(2) Under all stock option plans, the option purchase price is equal to the fair market value at the date of grant. Options were granted to executives on April 1, 2005 and July 14, 2005.
(3) In accordance with the U.S. Securities and Exchange Commission rules, these columns show gains that could accrue for the respective options, assuming that the market price of Netsmart common stock appreciates from the date of grant over a period of 6 years at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executive from these options would be zero.

The following table sets forth information concerning the exercise of options during the year ended December 31, 2005 and the year-end value of options held by our officers named in the Summary Compensation Table. No stock appreciation rights have been granted.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value
(Includes options that were fully exercisable at year end or by 60 days after the date as of which the information is provided)

			Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)	Value of Unexercised In-the-Money Options At Fiscal Year-End ($)
Name	Shares Acquired Upon Exercise	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
James L. Conway	24,750	$242,075	142,500/--	$451,000/--
Gerald O. Koop	24,750	$242,075	65,000/--	$233,800/--
Anthony F. Grisanti	34,750	$422,988	100,000/--	$454,300/--

The determination of “in the money” options at December 31, 2005, is based on the closing price of the common stock on the Nasdaq SmallCap Market on December 31, 2005, which was $12.61 per share.

Information relating to securities issued under equity compensation plans is disclosed in response to “Item 12. Security Ownership of Certain Benefical Owners and Management and Related Stockholder Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is information as of February 23, 2006, as to each person known by us, based on information provided to us by the persons named below and filings with the Securities and Exchange Commission, to own beneficially at least 5% of our common stock, each director, each officer listed in the Summary Compensation Table and all officers and directors as a group.

Name and Address	Shares	Percent of Outstanding Common Stock
James L. Conway	248,848	3.7%
John F. Phillips	109,825	1.7%
Gerald O. Koop	204,883	3.1%
Anthony F. Grisanti	204,815	3.1%
Joseph G. Sicinski	37,000	*
Francis J. Calcagno	22,000	*
John S.T. Gallagher	30,000	*
Yacov Shamash	12,000	*
All directors and officers as a group (eight individuals)	869,371	12.6%
Eagle Asset Management 880 Carillon Parkway St. Petersburg, FL	656,734	10.1%
Dawson Herman 354 Pequot Avenue Southport, CT	743,150	11.4%
Daniel Zeff 50 California St. San Francisco, CA.	330,870	5.1%
FMR Corp. 82 Devonshire St. Boston, MA	449,985	6.9%
Mosaix Ventures L.P. 1822 North Mohawk Chicago, IL	612,055	9.3%
John A. Paton P.O. Box 729 Dublin, OH	347,192	5.3%

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

The number of shares owned by our directors and officers shown in the table above includes shares of common stock which are issuable upon exercise of options that are exercisable at February 2, 2006 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options for each of such directors and the officers.

Name	Number
John F. Phillips	15,000
Yacov Shamash	12,000
Gerald O. Koop	65,000
James L. Conway	142,500
Anthony F. Grisanti	100,000
Joseph G. Sicinski	12,000
Francis J. Calcagno	22,000
John S.T. Gallagher	20,000
All officers and directors as a group	388,500

Equity Compensation Plan Information

The following table sets forth information relating to our compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	915,467	$8.561	10,503
Equity compensation plans not approved by security holders	30,000[1]	$14.77	--
Total	945,467	$8.758	10,503

1 Options to acquire 30,000 shares were granted to certain former employees of Netsmart-Ohio to induce them to remain in our employ. The options have a ten-year term, an exercise price of $14.77 per share and become exercisable over a period of three years.

Item 13.	Certain Relationships and Related Transactions.

Effective April 1, 2004, we adopted an Executive Retirement, Non-Competition and Consulting Plan which was subsequently amended August 5, 2004 effective April 1, 2004, pursuant to which, following their retirement, selected officers will be entitled to receive a minimum payment of approximately $85,000 per year for a period of six years, provided, that such officers (i) provide a minimum amount of consulting days each month and (ii) agree to certain covenants not to compete. The annual payments are subject to 10% increases up to a maximum of $136,893 per year. Pursuant to the Executive Retirement, Non-Competition and Consulting Plan, the selected officers are also entitled to receive health benefits for life, provided that there are no breaches of the covenants not to compete. Each of Messrs. Conway, and Grisanti are entitled to receive benefits under the plan.

Mr. Koop’s employment contract expired on December 31, 2005 and he retired as President as of that date. He is still employed by Netsmart but not as an executive officer. Upon his retirement as an employee, pursuant to the terms of our Executive Retirement, Non-Competition and Consulting Plan, Mr. Koop will receive $85,000 per year for each of the six years following his retirement; provided, that he complies with the non-competition covenants of the plan.

Netsmart was a party to an employment agreement with John Phillips, a former Vice President who currently serves as a director of Netsmart. Mr. Phillip’s employment contract expired on December 31, 2003 and he retired effective April 1, 2004. Pursuant to the terms of Netsmart’s Executive Retirement, Non-Competition and Consulting Plan, Mr. Phillips will receive $85,000 per year for each of the next six years; provided that he complies with the non-competition covenants of the plan.

As a result of the CMHC acquisition, we are leasing a building in which the operations of CMHC are housed. This building is owned by a limited partnership in which John Paton, former primary shareholder of CMHC, is sole owner. Paton currently holds 5.3% of the outstanding shares of Netsmart. He currently has a fifteen month consulting agreement with Netsmart and does not hold an officer position nor is he a director of the company. Netsmart does not guarantee any payments on the mortgage that exists related to this property.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

We were billed by Marcum & Kliegman LLP the aggregate amount of approximately $337,000 in respect of fiscal 2005 and $151,000 in respect of fiscal 2004 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q.

Audit-Related Fees

We were billed by Marcum & Kliegman LLP in fiscal 2005 and 2004 in the amounts of $99,200 and $13,241, respectively for assurance and related services such as fees for our 401K audit and acquisition services, that were reasonably related to the performance of the audit or review of our financial statements that are not reported under the preceding paragraph. Including, services rendered in connection with acquisitions, reviews of registration statements and issuances of related consents, audits of employees benefit plans and advice regarding common stock purchase warrants and Sox 404 related efforts.

Tax Fees

We were billed by Marcum & Kliegman LLP the aggregate amount of $72,050 in respect of fiscal 2005 and $25,600 in respect of fiscal 2004 for fees for services consisting primarily of tax compliance, tax advice or tax planning in respect of the preparation of our federal and state tax returns.

All Other Fees

Marcum & Kliegman did not render any other services during fiscal 2005 and fiscal 2004 that are not described in the preceding paragraphs.

Auditor Independence

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
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
None

3.	Exhibits
3.1
Restated Certificate of Incorporation, as amended (Filed as an exhibit to the Registrant’s registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.)

3.2
By-Laws (Filed as an exhibit to the Registrant’s registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.)

10.1	Employment Agreement dated April 1, 2004, between the Registrant and James L. Conway (Filed as an exhibit to the Registrant’s 10-Q dated May 5, 2004.)
10.2	Consulting Agreement dated April 1, 2004, between the Registrant and John F. Phillips (Filed as an exhibit to the Registrant’s 10-Q dated May 5, 2004.)
10.3	Employment Agreement dated April 1, 2004, between the Registrant and Gerald O. Koop (Filed as an exhibit to the Registrant’s 10-Q dated May 5, 2004.)
10.4	Employment Agreement dated April 1, 2004, between the Registrant and Anthony F. Grisanti (Filed as an exhibit to the Registrant’s 10-Q dated May 5, 2004.)
10.6
1993 Long-Term Incentive Plan (Filed as an exhibit to the Registrant’s registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.)

10.7
1998 Long-Term Incentive Plan (Filed as an appendix to the Registrant’s proxy statement dated September 30, 1999, relating to its 1999 Annual Meeting of Stockholders and incorporated herein by reference.)

10.8
1999 Long-Term Incentive Plan (Filed as an appendix to the Registrant’s proxy statement dated November 9, 2000, relating to its 2000 Annual Meeting of Stockholders and incorporated herein by reference.)

10.9	2001 Long-Term Incentive Plan - Amended (Filed as an exhibit to the Registrant’s 8-K dated June 16, 2005.)
10.10
1999 Employee Stock Purchase Plan (Filed as an appendix to the Registrant’s proxy statement dated November 9, 2000, relating to its 2000 Annual Meeting of Stockholders and incorporated herein by reference.)

10.11	Agreement dated June 1, 2001, between the Registrant and Fleet Bank (Filed as an exhibit to the Registrant’s 10-K/A dated August 21, 2003.)

10.12	AIMS Acquisition Agreement (Filed as an exhibit to the Registrant’s 8-K dated May 10, 2001.)
10.13
Agreement dated June 25, 2003, among Registrant, Creative Socio-Medics Corp., Shuttle Data Systems Corp., d/b/a/ ADIA Information Management Corp. and Steven Heintz, Jr. (Filed as an exhibit to the Registrant’s 8-K dated July 8, 2003.)

10.14	Lease agreement dated as of December 22, 2003, between Registrant and Spacely LLC. (Filed as an exhibit to the Registrant’s 10-K dated March 23, 2004.)
10.15	Amended Executive Retirement, Non Competition and Consulting Plan. (Filed as an exhibit to the Registrant’s 10-Q dated August 9, 2004.)
10.16
Merger Agreement dated September 20, 2005, between CMHC Systems, Inc., Hayes Acquisition Corp., a newly-formed wholly-owned subsidiary of the Registrant, and John Paton, solely in the capacity of Securities Holders Representative. (Filed as an exhibit to the Registrant’s Form 8-K dated September 19, 2005.)

10.17	Revolving Credit and Term Loan Agreement with Netsmart Technologies, Inc. and the Bank of America, N.A. (Filed as an exhibit to the Registrant’s Form 8-K dated October 7, 2005.)
10.18	Asset Purchase Agreement dated June 17, 2005 between Addiction Management Systems, Inc. and Creative Socio-Medics Corp. (Filed as an exhibit to the Registrant’s Form 8-K dated June 21, 2005.)
10.20	Amendment No. 1 to Employment Agreement dated June 16, 2005, between the Registrant and James L. Conway. (Filed as an exhibit to the Registrant’s Form 8-K dated June 16, 2005.)
10.21	Amendment No. 1 to Employment Agreement dated June 16, 2005 between the Registrant and Anthony F. Grisanti. (Filed as an exhibit to the Registrant’s Form 8-K dated June 16, 2005.)
10.22	Asset Purchase Agreement dated April 27, 2005 between ContinuedLearning LLC and Creative Socio-Medics Corp. (Filed as an exhibit to the Registrant’s Form 8-K dated April 27, 2005.)
10.23	Employment Agreement dated April 27, 2005 between Netsmart Technologies, Inc. and A. Sheree Graves. (Filed as an exhibit to the Registrant’s Form 8-K dated April 27, 2005.)
10.24	Letter Agreement between Griffin Securities, Inc. and Netsmart Technologies, Inc. dated as of August 9, 2005. (Filed as an exhibit to the Registrant’s Form S-3, File No. 333-129265.)
10.25	Letter Agreement between Griffin Securities, Inc. and Netsmart Technologies, Inc. dated as of October 11, 2005. (Filed as an exhibit to the Registrant’s Form S-3, File No. 333-129265.)
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum & Kliegman LLP
24	Powers of Attorney (See Signature Page)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NETSMART TECHNOLOGIES, INC.
AND SUBSIDIARIES

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

Page to Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4 ........ F-5

Consolidated Statements of Income	F-6 ........ F-7

Consolidated Statements of Stockholders' Equity	F-8

Consolidated Statements of Cash Flows	F-9 ........ F-11

Notes to Consolidated Financial Statements	F-12 .......F-41

. . . . . . . . . . .

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Netsmart Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Netsmart Technologies, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsmart Technologies, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with generally accepted accounting principles (United States).

/s/ Marcum & Kliegman llp

Marcum & Kliegman LLP
Melville, New York
February 10, 2006

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Assets:
Current Assets:
Cash and Cash Equivalents	$11,445,525	$16,411,735
Accounts Receivable - Net	11,524,811	11,714,691
Costs and Estimated Profits in Excess
of Interim Billings	1,811,986	636,985
Deferred taxes	1,594,863	1,111,000
Other Current Assets	1,466,577	596,253

Total Current Assets	27,843,762	30,470,664

Property and Equipment - Net	2,665,429	2,546,948

Other Assets:
Goodwill	18,735,751	--
Capitalized Software Costs - Net	6,534,551	1,132,453
Customer Lists - Net	8,110,864	2,179,237
Deferred Taxes	--	1,284,000
Contract Backlog - Net	379,500	--
Other Assets	351,997	93,599

Total Other Assets	34,112,663	4,689,289

Total Assets	$64,621,854	$37,706,901

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Liabilities and Stockholders’ Equity:
Current Liabilities:
Current Portion - Long Term Debt	$833,369	$666,667
Current Portion Capital Lease Obligations	61,315	64,450
Accounts Payable	2,013,968	1,572,930
Accrued Expenses	2,916,021	1,545,127
Interim Billings in Excess of Costs and Estimated
Profits	7,938,422	7,497,773
Deferred Revenue	10,037,813	907,630

Total Current Liabilities	23,800,908	12,254,577

Long Term Debt - Less current portion	1,916,667	333,361
Capital Lease Obligations - Less current portion	9,521	21,532
Interest Rate Swaps at Fair Value	7,812	15,152
Deferred Tax Liability	2,118,603	--
Deferred Rent Payable	482,048	455,427

Total Non Current Liabilities	4,534,651	825,472

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock - $.01 Par Value, 3,000,000
Shares Authorized; None issued and outstanding	--	--

Common Stock - $.01 Par Value; Authorized
15,000,000 Shares; Issued and outstanding
6,719,517 and 6,487,943 shares at December 31, 2005,
5,567,124 and 5,339,200 shares at December 31, 2004	67,195	55,671

Additional Paid-in Capital	39,997,558	29,893,223
Accumulated Comprehensive loss - Interest Rate Swaps	(7,812)	(15,152)
Accumulated Deficit	(2,004,132)	(3,593,908)
	38,052,809	26,339,834

Less: cost of shares of Common Stock held
in treasury - 231,574 shares at December 31, 2005
and 227,924 shares at December 31, 2004	1,766,514	1,712,982

Total Stockholders’ Equity	36,286,295	24,626,852

Total Liabilities and Stockholders’ Equity	$64,621,854	$37,706,901

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,
2005	2004	2003
Revenues:
Software and Related
Systems and Services:
Turnkey Systems	$20,326,805	$16,931,606	$17,541,356
Maintenance Contract Services	13,317,744	8,289,525	7,069,000

Application Service Provider Services	2,538,457	1,725,473	591,202

Data Center Services	1,795,448	2,058,240	1,973,492

Total Revenues	37,978,454	29,004,844	27,175,050

Cost of Revenues:
Software and Related
Systems and Services:
Turnkey Systems	11,682,754	9,203,071	9,250,378
Maintenance Contract Services	5,421,575	4,168,975	3,406,183

Application Service Provider Services	1,611,026	926,333	377,305

Data Center Services	887,169	849,353	1,034,382

Total Cost of Revenues	19,602,524	15,147,732	14,068,248

Gross Profit	18,375,930	13,857,112	13,106,802

Selling, General and
Administrative Expenses	11,272,446	7,293,865	7,968,892
Research, Development and Maintenance	4,547,114	3,498,448	2,769,811

Total	15,819,560	10,792,313	10,738,703

Operating Income	2,556,370	3,064,799	2,368,099

Interest and Other Income	311,496	126,379	73,800

Interest and Other Expense	(119,090)	(129,213)	(199,573)

Income before Income Tax (Benefit)	2,748,776	3,061,965	2,242,326

Income Tax (Benefit)	1,159,000	309,000	(786,575)

Net Income	$1,589,776	$2,752,965	$3,028,901

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2005	2004	2003
Earnings Per Share (“EPS”) of Common Stock
Basic EPS	$.28	$.52	$.69

Weighted Average Number of Shares of
Common Stock Outstanding	5,684,191	5,331,700	4,418,364

Diluted EPS	$.27	$.50	$.64

Weighted Average Number of Shares of
Common Stock and Common Stock
Equivalents Outstanding	5,935,405	5,536,731	4,752,068

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Comprehensive
			Additional			Loss				Total
	Common Stock		Paid-in	Unearned	Accumulated	Interest Rate	Comprehensive	Treasury		Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Swap	Income	Shares	Amount	Equity
Balance - January 1, 2003	4,046,430	$40,464	$21,411,777	$(14,400)	$(9,375,774)	$(107,713)		$89,797	$(648,112)	$11,306,242
Common Stock Issued - Exercise of Options	668,197	6,682	1,793,574	--	--	--	--	133,961	(1,011,337)	788,919
Common Stock Issued - Exercise of Warrants	713,620	7,136	5,712,972	--	--	--	--	--	--	5,720,108
Common Stock Issued - Acquisition	100,000	1,000	527,000	--	--	--	--	--	--	528,000
Cost Related to Warrant Extension	--	--	6,336	--	--	--	--	--	--	6,336
Change in Fair Value of Interest Rate Swap	--	--	--	--	--	48,645	48,645	--	--	48,645
Amortization of Warrants Issued for Services	--	--	--	14,400	--	--	--	--	--	14,400
Dividends	--	--	(441,447)	--	--	--	--	--	--	(441,447)
Net Income	--	--	--	--	3,028,901	--	3,028,901	--	--	3,028,901
							$3,077,546
Balance - December 31, 2003	5,528,247	55,282	29,010,212	--	(6,346,873)	(59,068)		223,758	(1,659,449)	21,000,104
Common Stock Issued - Exercise of Options	38,877	389	166,011	--	--	--	$--	4,166	(53,533)	112,867
Change in Deferred Tax Asset Valuation
Allowance	--	--	717,000	--	--	--	--	--	--	717,000
Change in Fair Value of Interest Rate Swap	--	--	--	--	--	43,916	43,916	--	--	43,916
Net Income	--	--	--	--	2,752,965	--	2,752,965	--	--	2,752,965
							$2,796,881
Balance - December 31, 2004	5,567,124	55,671	29,893,223	--	(3,593,908)	(15,152)		227,924	(1,712,982)	24,626,852
Common Stock Issued - Exercise of Options	206,658	2,067	852,173	--	--	--	--	3,650	(53,532)	800,708
Common Stock Issued - Private Placement	490,000	4,900	4,488,204	--	--	--	--	--	--	4,493,104
Cost Related to Private Placement	--	--	(377,976)	--	--	--	--	--	--	(377,976)
Common Stock Issued - Acquisitions	455,735	4,557	5,101,934	--	--	--	--	--	--	5,106,491
Change in Fair Value of Interest Rate Swaps	--	--	--	--	--	7,340	7,340	--	--	7,340
Tax Benefit from Exercise of Options	--	--	40,000	--	--	--	--	--	--	40,000
Net Income	--	--	--	--	1,589,776	--	1,589,776	--	--	1,589,776
							$1,589,776
Balance - December 31, 2005	6,719,517	$67,195	$39,997,558	$--	$2,004,132	$(7,812)		231,574	$(1,766,514)	$36,286,295

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
Operating Activities:
Net Income	$1,589,776	$2,752,965	$3,028,901
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,451,456	1,624,393	1,233,592
Costs Related to Issuance
of warrants and options	--	--	20,736
Provision for Doubtful Accounts	465,004	(204,000)	1,046,094
Tax Benefit from Exercise of Options	40,000	--	--
Deferred Income Taxes	805,431	122,000	(900,000)
Loss on Retirement of Property and Equipment	--	--	18,632

Changes in Assets and Liabilities:
[Increase] Decrease in:
Accounts Receivable	953,963	(3,506,210)	(1,991,720)
Costs and Estimated Profits in
Excess of Interim Billings	(840,448)	1,180,150	2,040,387
Other Current Assets	(686,023)	(54,795)	(344,881)
Other Assets	(258,856)	28,431	69,389

Increase [Decrease] in:
Accounts Payable	(3,274,348)	243,165	163,620
Accrued Expenses	(681,174)	(43,046)	645,226
Deferred Rent Payable	26,621	455,427	--
Interim Billings in Excess of
Costs and Estimated Profits	440,649	234,488	1,287,055
Deferred Revenue	945,721	(197,705)	(223,784)

Total Adjustments	387,996	(117,702)	3,064,346

Net Cash Provided by Operating Activities	1,977,772	2,635,263	6,093,247

Investing Activities:
Acquisition of Property and
Equipment	(458,092)	(1,328,050)	(1,633,226)
Capitalized Software Development	(42,000)	(185,000)	(179,500)
Business Acquisitions - Net of $4,218,614
of Acquired Cash in 2005	(12,554,994)	(16,263)	(1,047,845)

Net Cash Used In Investing Activities	$(13,055,086)	$(1,529,313)	$(2,860,571)

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
Financing Activities:
Payment of Capitalized Lease Obligations	$(60,327)	$(61,416)	$(47,678)
Proceeds from Term Loan	2,500,000	--	--
Repayment of Promissory Note
Assumed in Acquisition	(494,413)
Dividend Paid	--	--	(441,447)
Net Proceeds from Stock Options and
Warrants Exercised	800,708	112,867	6,509,027
Net Proceeds from Private Placement	4,115,128	--	--
Payments of Term Loans	(749,992)	(666,659)	(583,325)
Net Cash Provided by (Used in)
Financing Activities	6,111,104	(615,208)	5,436,577

Net (Decrease) Increase in Cash
and Cash Equivalents	(4,966,210)	490,742	8,669,253

Cash and Cash Equivalents -
Beginning of Year	16,411,735	15,920,993	7,251,740

Cash and Cash Equivalents -
End of Year	$11,445,525	$16,411,735	$15,920,993

Supplemental Disclosure of Cash Flow Information:
Cash paid during the years for:
Interest	$107,810	$132,635	$159,940
Income Taxes	$338,254	$237,879	$93,639

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Year Ended December 31, 2005:

The fair value of the interest rate swaps decreased by $7,340 for the year ended December 31, 2005.

During 2005, the Company acquired for $489,238 in cash and stock, the software, customer lists and other assets of ContinuedLearning LLC. The consideration consisted of $252,917 in cash plus 20,000 shares of common stock, valued at $191,400, based upon the average weighted stock price of $9.57 for the period commencing three days before and ending three days after the acquisition was agreed to and announced. The consideration also included the assumption of $44,921 for certain liabilities for services to be performed in the future. The agreement also included contingent consideration of $250,000 if certain revenue targets are met within one year of the closing of the acquisition, which closed on April 28, 2005. Based upon results thus far, the Company has provided for the full $250,000 of this contingent consideration and has adjusted the related balance sheet accounts accordingly. The $250,000 additional provision is included in accrued expenses.

During 2005, the Company acquired for $3,610,682, the software, customer lists and other assets of Addiction Management Systems. The consideration consisted of $2,641,945 in cash plus legal fees of $19,904 and the assumption of $948,833 for certain liabilities for services to be performed in the future.

During 2005, the Company acquired 100% of the equity interest in CMHC Systems, Inc. (“CMHC”). The purchase price totaled approximately $19,565,956 as follows: 435,735 shares of Netsmart’s common stock (valued at $4,915,091), $12,994,758 in cash plus additional cash consideration currently estimated at $792,024 required by the “working capital adjustment”, calculated and payable in accordance with the merger agreement, and acquisition costs of $864,083. The value of the 435,735 shares of common stock was based upon the average weighted stock price of $11.28 for the period commencing three days before and ending three days after the acquisition was agreed to and announced.

During 2005, the Company received 3,650 shares of its common stock as consideration for the exercise of certain stock options. The value of the shares received was $53,533, which was the market value of the common stock on the date of exercise.

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

During 2003, the Company received 133,961 shares of its common stock as consideration for the exercise of certain stock options. The value of the shares received was $1,011,337, which was the market value of the common stock on the dates of exercise.

During 2003, the Company accrued $721,003 of fixed assets related to its new facility.

During 2003, the Company issued 100,000 shares of its common stock in connection with the acquisition of CareNet. See Note 5. These shares were valued at $528,000, which was based upon the average stock price three days before and ending three days after the acquisition was agreed to and announced. The Company also issued a $500,000 three-year promissory note and assumed contract obligations and vacation liabilities totaling $68,068.

The fair value of the interest rate swap decreased by $48,645 for the year ended December 31, 2003. At December 31, 2003, it is valued at $59,068.

See Notes to Consolidated Financial Statements

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] The Company

Netsmart Technologies, Inc. and subsidiaries (the “Company”) licenses, customizes and installs its proprietary software products, operates a service bureau (“Data Center Services”) and provides Application Service Provider (“ASP”) Services and enters into long term maintenance agreements with behavioral health and public health organizations, methadone clinics and other substance abuse facilities throughout the United States. The Company currently classifies it operations in four business segments: (1) Software and Related Systems and Services - NY (2) Software and Related Systems and Services - Ohio (3) Data Center Services and (4) Application Service Provider Services (“ASP”). Software and Related Systems and Services for both the NY and Ohio segments refer to the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and out patient environments, as well as clinical documentation and medical record generation and management. Within these segments are large turnkey and small turnkey components. The large turnkey components consist mostly of the Avatar suite of products. When the Company is engaged in a fixed price arrangement, these installations will usually extend over a six-month to a multi-year time period; these installations are performed in the New York segment. The duration of the implementation is dependant on the size and complexity of the customer organization and the specifics of the implementation. The small turnkey components are usually completed within a six-month period. Small turnkey contracts performed in the New York segment are mostly related to the Avatar methadone related products. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations. Revenue for these segments is recognized based on the nature of the product sold. See note 2.

The Data Center Services involve Company personnel performing data entry and data processing services for customers. ASP services involve the Company offering several of it software products on a virtual private network or internet delivery approach, thereby allowing its customers to utilize the Company’s products and pay on a monthly service basis.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The Consolidated Financial Statements include Netsmart Technologies, Inc. (“Netsmart”), and its wholly-owned subsidiaries, Netsmart New York, Inc., (“NTST-NY”) formerly Creative Socio-Medics Corp. (“CSM”) and Netsmart Ohio, Inc., (“NTST-Ohio”), formerly CMHC Systems, Inc. In addition, the results of operations from the CareNet acquisition is included from July 2003, the results of operations from the ContinuedLearning LLC (“CL”) acquisition is included from April 28, 2005, the results of operations from the Addictions Management Systems, Inc. (“AMS”) acquisition is included from June 20, 2005 and the results of operations of the NTST- Ohio acquisition is included from October 1, 2005 (see note 5). All intercompany transactions are eliminated in consolidation.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies - [Continued]

reporting period. Critical estimates include management’s judgements associated with: the application of the percentage of completion method to the recognition of revenue, determination of an allowance for doubtful accounts receivable, deferred income tax valuation allowance, the application of purchase accounting to the Company’s acquisitions and the capitalization, impairment analysis, depreciation and amortization of certain long-term assets. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $8,218,000 and $1,053,000 at December 31, 2005 and 2004, respectively.

Concentration of Credit Risk - The Company extends credit to customers which results in accounts receivable and costs and estimated profits in excess of interim billings arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of the customers, believes that its accounts receivable credit risk exposure is limited. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. In addition, since the Company evaluates each account and invoice on a case-by-case basis, the provision could vary from period to period.

The Company’s behavioral health information systems are marketed to specialized care facilities, many of which are operated by various state and local government entities and include entitlement programs. During the years ended December 31, 2005, 2004 and 2003, approximately 44%, 49% and 57% respectively, of the Company’s revenue were generated from contracts directly or indirectly with government agencies.

No one customer accounted for more than 10% of revenue for the years ended December 31, 2005 and 2004. During the year ended December 31, 2003, one customer accounted for approximately $2,861,000 or 10.5% of revenue.

The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 2005 and 2004, cash and cash equivalent balances of $11.3 million and $16.3 million respectively, were held at a financial institution in excess of federally insured limits.

Revenue Recognition - The Company presents its revenue in four different categories: Software and Related Systems and Services- Turnkey, Software and Related Systems and Services- Maintenance, ASP Services and Data Center Services, as follows:

Software and Related Systems and Services- Turnkey

The Company recognizes large turnkey revenue from long-term (six months or longer), fixed price contracts for financial statement purposes under the percentage of completion method when significant modification of the software package is required to meet the customer specifications. The percentage of completion method takes into account progress towards completion of a contract using time spent by technical personnel on a particular project as the measuring standard. Revisions in cost estimates and

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies - [Continued]

recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.

The Company recognizes small turnkey revenue from short-term (less than six months), fixed price contracts for financial statement purposes under the completed contract method. Payments received in advance by customers are deferred until earned and represented as deferred revenue in the accompanying balance sheet.

The Company also enters into multiple element arrangements contracts which do not require significant customization and modification, in which it bundles a software license, one year’s maintenance and sometimes training. In accordance with Statement of Position 97-2 “Software Revenue Recognition”, as amended, revenue is allocated using the residual method. The Company sells both annual maintenance contracts and training separately, with long established pricing to its customers. Annual maintenance contracts are generally sold at a fee based upon a percentage of the underlying software license. The Company also sells training separately with established per diem rates for its trainers. Accordingly, the Company uses vendor specific objective evidence to ascertain the fair values of all undelivered elements in a multiple element arrangement. The residual amount is allocated to the software license. Each of these components is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

The Company also derives revenue from the sale of third party hardware and software which is recognized based upon the terms of each contract. These sources of revenue, which do not require significant customization or modification, are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

Software and Related Systems and Services- Maintenance

Maintenance contract revenue consists of services provided to customers for telephone help services, as well as maintaining and upgrading the software, including ongoing enhancements. The Company’s maintenance contracts may require it to make modifications to meet any new federal or state reporting requirements which become effective during the term of the maintenance contract. Maintenance contract revenue sold under separate contractual arrangements is recognized on a straight-line basis over the life of the respective contract.

The cost of maintenance revenue, which consists solely of staff payroll and applicable overhead, is expensed as incurred.

ASP Services

ASP Services consist of the Company’s offering of its Avatar suite of products, including CareNet, Continued Learning and InfoScriber products, on a virtual private network or internet delivery approach. This service allows the Company’s customers to rapidly deploy its products and pay on a monthly service basis instead of making a capital intensive investment in the purchase of the system at their own facility. ASP Services contract revenue, sold under separate contractual arrangements, is recognized on a straight-line basis over the life of the respective contract.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies - [Continued]

Data Center Services
Information processing revenue, which represents Data Center Services, is recognized in the period in which the service is provided. The Data Center provides software which performs clinical and billing services for outpatient facilities, including mental health, alcohol and substance abuse facilities. Data Center services include statistical reporting, data entry, electronic billing and submission. The Company bills its clients on a transaction basis or on a fixed monthly fee arrangement. Revenue is recognized as the services are performed.

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

Capitalized Software Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company’s computer software products is generally based upon achievement of a detail program design free of high risk development issues. The Company capitalizes only those costs directly attributable to the development of the software. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility these costs are expensed as incurred and included in research development and maintenance. Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in research, development and maintenance. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis and is included in the applicable cost of revenue. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products range from 3 to 8 years.

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies - [Continued]

The amounts allocated to purchased software development costs related to the NTST-Ohio, CL and AMS acquisitions in 2005 (see note 5), totaled $3,300,000, $692,020 and $2,050,700, respectively.

Capitalized software development costs applicable to operations are as follows:

Year ended December 31,	2005	2004	2003
Beginning of Year	$1,132,453	$1,087,116	$382,387
Capitalized	6,084,720	334,872	1,062,575
Amortization	(682,622)	(289,535)	(357,846)

Net	$6,534,551	$1,132,453	$1,087,116

Customer Lists - Customer lists represent a listing of customers obtained through the acquisitions of CSM, Johnson Computing System, (“Johnson”), Advanced Institutional Management Systems (“AIMS”), CareNet, NTST-Ohio, CL, AMS (see note 5), and other to which the Company can market its products. Customer lists are being amortized on a straight line method over an estimated useful life of 20 years for the NTST -Ohio list, 12 years for the NTST - NY and Johnson lists, 9 years for the CareNet list, 8 years for the AMS list, 7 years for the AIMS list, 3 years for the CL lists and 6 years for the other list. The amount allocated to customer lists related to the NTST-Ohio, AMS and CL acquisitions are $5,300,000, $1,396,902 and $5,218, respectively.

Customer lists at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Customer Lists	$12,983,419	$6,281,299
Less: Accumulated Amortization	(4,872,555)	(4,102,062)

Net	$8,110,864	$2,179,237

Amortization expense amounted to $770,493, $606,352 and $537,242, respectively, for the years ended December 31, 2005, 2004 and 2003 and is included in selling, general and administrative expenses.

Future amortization of customer lists are approximately $1,052,000, $741,000, $633,000, $593,000 and $567,000 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 respectively, and $4,523,000 thereafter.

Contract Backlog - Contract backlog represents profit to be earned on customer contracts and purchase orders that have not been fully completed as of the acquisition date of NTST- Ohio, but are expected to be completed at some future point. As a result, there are still revenue and profits to be earned on these orders.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies - [Continued]

Contract backlog costs are being amortized over a one-year period commencing October 1, 2005 through September 30, 2006. Contract backlog costs at December 31, 2005 are as follows:

Contract backlog	$502,000
Less: Accumulated Amortization	(122,500)

Net	$379,500

Amortization expense amounted to $122,500 for the year ended December 31, 2005. Future amortization of contract backlog costs is $379,500 in 2006.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

Goodwill

Goodwill in the amount of $18,735,751 resulted from the acquisition of NTST-Ohio (See note 5). Goodwill is not amortized but is tested for impairment at least on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. We determined that there was no impairment of goodwill at December 31, 2005

Stock Options and Similar Equity Instruments - At December 31, 2005, the Company had three stock-based employee compensation plans as well as outstanding inducement options granted to certain former employees of NTST-Ohio, which are described more fully in note 13. As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies - [Continued]

per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year ended
	December 31,
	2005	2004	2003
Net Income as Reported	$1,589,776	$2,752,965	$3,028,901

Deduct: Total stock-based employee compensation
expense determined under the fair value-based
method for all awards, net of related tax effect	1,724,201	1,368,139	857,768

Pro Forma Net (Loss) Income	$(134,425)	$1,384,826	$2,171,133

Basic Net Income Per Share as Reported	$.28	$.52	$.69

Basic Pro Forma Net (Loss) Income Per Share	$(.02)	$.26	$.49

Diluted Net Income Per Share as Reported	$.27	$.50	$.64

Diluted Pro Forma Net (Loss) Income Per Share	$(.02)	$.25	$.46

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

	2005	2004	2003
Expected Life (Years)	5	5	5
Interest Rate	4.00%	4.00%	4.00%
Annual Rate of Dividends	0%	0%	0%
Volatility	65%	68%	66%

The weighted average fair value of options at date of grant using the fair value based method during 2005, 2004 and 2003 is estimated at $5.39, $3.95, and $2.38, respectively.

In December 2004, FASB issued SFAS No. 123 (Revised), “Share-Based Payments (Revised 2004)”. See New Accounting Pronouncements.

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

The computation of diluted earnings per share does not assume conversion, exercise or contingent

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies - [Continued]

issuance of securities that would have an antidilutive effect on earnings per share (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in diluted earnings per share by the application of the treasury stock method. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company had potentially dilutive options and warrants outstanding of 30,000, 300,780 and 0 during the years ended December 31, 2005, 2004 and 2003, respectively, that were not included in the calculation of diluted earnings per share because they were anti dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2005	2004	2003
Numerator:
Net Income	$1,589,776	$2,752,965	$3,028,901

Denominator:
Weighted average shares	5,684,191	5,331,700	4,418,364
Effect of dilutive securities:
Employee stock options	244,416	205,031	333,704
Stock warrants	6,798	-- _	--
Dilutive potential common shares	251,214	205,031	333,704

Denominator for diluted earnings per
share-adjusted weighted average shares
after assumed conversions	5,935,405	5,536,731	4,752,068

Advertising - Advertising costs are expensed as incurred. Advertising expense amounted to $395,476, $392,575 and $328,199 for the years ended December 31, 2005, 2004 and 2003, respectively.

Financial Instruments - SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended, requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Generally, increases or decreases in the fair value of a derivative instrument will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument will be recorded as a separate component of stockholders’ equity.

The Company entered into interest rate swaps to hedge exposure related to changes in the LIBOR rate. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the determinative instrument from movement in interest rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies - [Continued]

New Accounting Pronuncements - In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company’s interim reporting period that begins on January 1, 2006. Based upon the employee options outstanding as of December 31, 2005, the transitional provisions of SFAS No. 123R will not have a material effect on the Company’s consolidated financial position or results of operations as substantially all outstanding equity instruments vested on or prior to December 31, 2005; there is approximately $237,000 of future costs, utilizing the fair value method, that will be expensed over a three year period from 2006 through 2010. Additionally, the Company will utilize the fair value method for any future instruments issued after the implementation date.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share Based Payments” (“SAB 107”). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies - [Continued]

that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial position or results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 did not have any impact on the Company’s consolidated financial position or results of operations.

[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $350,291 and $423,720 at December 31, 2005 and 2004, respectively. The changes in the allowance for doubtful accounts are summarized as follows:

	Year Ended December 31,
	2005	2004
Beginning Balance	$423,720	$1,126,236
Provision (credit) for Doubtful Accounts	465,004	(204,000)
Charge-offs	(538,433)	(498,516)

Ending Balance	$350,291	$423,720

[4] Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:
	December 31,
	2005	2004
Costs Incurred on Uncompleted Contracts	$5,389,787	$10,663,115
Estimated Profits	3,028,931	5,657,902

Total	8,418,718	16,321,017
Billings to Date	14,545,154	23,181,805

Net	$(6,126,436)	$(6,860,788)

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[4] Costs, estimated profits, and billings on uncompleted contracts are summarized - [Continued]

Included in the accompanying consolidated balance sheet under the following captions:

Costs and estimated profits in excess of interim billings	$1,811,986	$636,985
Interim billings in excess of costs and estimated profits	(7,938,422)	(7,497,773)

Net	$(6,126,436)	$(6,860,788)

[5] Acquisitions

CL

On April 28, 2005, the Company acquired substantially all of the assets, including computer software, customer lists and computer equipment, of CL, a company that offered a comprehensive family of web-based training products and services, including its Learning Management System. The total purchase price, including acquisition costs and a recognition of a probable additional payment, was $739,238 which consisted of cash of $252,917, which was paid out of existing working capital including legal fees of $18,632, and broker fees of $10,000, 20,000 shares of the Company’s common stock valued at $191,400, assumed liabilities of $44,921 and an accrual for a probable additional payment of $250,000. The purchase agreement provides for the potential additional payment of up to $250,000 if certain revenue targets are met in year one. Based upon the attainment of certain revenue targets as of December 31, 2005, the Company recognized the full $250,000 of this additional payment at December 31, 2005. The Company also entered into a two year employment agreement at an annual salary of $100,000 per year with the principal of CL, whereby the principal can receive an additional $300,000 in cash, to be accounted for as compensation expense, if certain revenue targets are met within a two-year period. As of December 31, 2005, these revenue targets have not been met and consequently, no additional compensation expense has been recognized.

The cost of the CL acquisition was allocated as follows: $692,020 to purchased software, $5,218 to customer lists, $17,000 to computer hardware, and $25,000 to a covenant not to compete. The Company is amortizing the purchased software over a six-year life, the customer lists and computer hardware over a three-year life, and the covenant not to compete over a two-year life. Amortization expense for the covenant not to compete was $8,333 for the year ended December 31, 2005.

AMS

On June 20, 2005, the Company acquired the assets of AMS. The total purchase price, including acquisition costs, was $3,610,682 which consisted of cash of $2,641,945, legal fees of $19,904 and assumed liabilities for services to be provided of $948,833.

The cost of the AMS acquisition was allocated as follows: $2,050,700 to purchased software, $1,396,902 to customer lists, $127,698 to accounts receivable, $32,048 to inventory, and $3,334 to a security deposit. The Company is amortizing the purchased software and the customer lists over an eight-year life.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[5] Acquisitions - [Continued]

NTST-Ohio

On September 28, 2005, the Company acquired 100% of the equity interest of NTST-Ohio (formerly CMHC Systems, Inc.) a company that offers a full suite of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. The primary reason for this acquisition was to acquire a significant customer base (over 400 clients) which provided a large recurring revenue stream, and included a workforce with significant domain knowledge.

The Company believes that due to the factors above and the potential long range benefits of the combined company that the purchase price paid fairly represents the value of NTST-Ohio. The purchase price totaled approximately $19,565,956 as follows: 435,735 shares of the Company’s common stock (valued at $4,915,091), $12,994,758 in cash plus additional cash consideration recorded in accrued expenses as of December 31, 2005, estimated at $792,024 as required by the “working capital adjustment”, calculated and payable in accordance with the merger agreement, and acquisition costs of $864,083.

The Company also renegotiated and assumed the NTST-Ohio facility lease in Dublin, Ohio. This facility is leased from a Partnership whose general partner is the former majority stockholder of CMHC and currently a 5.3% stockholder of the Company. This lease has a total square footage of 34,230, is non cancelable and expires on September 30, 2010. The annual rent is $377,172 and is subject to annual real estate tax assessments.

John Paton, the former majority stockholder of CMHC Systems, entered into an employment agreement with the Company pursuant to which Mr. Paton is to receive, in addition to the amounts he received as a former security holder of CMHC, a base salary at the rate of $150,000 per annum for the fifteen month term of the agreement.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[5] Acquisitions - [Continued]

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition of NTST-Ohio.

At September 30, 2005
($ in thousands)

Cash	$4,218
Other current assets	2,879
Property and equipment - net	464
Capitalized software cost	3,300
Customer lists	5,300
Goodwill	18,736
Contract backlog	502
Deferred tax asset - long term	1,381
Other assets	26
Total assets acquired	36,807

Deferred revenue	8,134
Other current liabilities	5,898
Deferred tax liability - long term	3,171
Long-term debt	38
Total liabilities assumed	17,241

Net assets acquired	$19,566

Included in other current liabilities of $5,898,000 is a promissory note which NTST-Ohio issued in April 2005 in the amount of $500,000. This note accrued interest at a rate of 14% per annum and was due on October 31, 2005. This promissory note was paid in full in October 2005.

None of the goodwill or amortization of the contract backlog, capitalized software or customer list will be deductible on the Company’s tax return. For financial statement purposes the Company is amortizing the contract backlog over one year, the capitalized software over four years and the customer list over 20 years. The goodwill is not amortized and will be reviewed each year to determine if any impairment adjustment will be required.

The following unaudited proforma condensed consolidated statements of operations assumes the CL, the AMS and the NTST-Ohio acquisitions occurred on January 1, 2004. Shares related to the private

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[5] Acquisitions - [Continued]

placement (see note 9) are included in the weighted average per share calculations. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma statements have been made. These proforma amounts may not be indicative of what would have occurred had the acquisitions been completed on January 1, 2004 or results which may occur in the future.

	Years Ended
	December 31,
	2005	2004
	Unaudited	Unaudited
	(in thousands except share and per share amounts)
Revenue	$57,667	$55,299
Net Income	1,657	942
Net Income Per Share;
Basic	$.26	$.15
Diluted	$.25	$.15

Weighted Average Number
of Shares of Common
Stock Outstanding	6,387,381	6,277,435

Weighted Average Number
of Shares of Common
Stock and Common Stock
Equivalents Outstanding	6,638,595	6,482,466

The results of the acquisitions of CL and AMS were included in the actual consolidated results of operations commencing with the respective date of the acquisitions. With respect to the NTST-Ohio acquisition which closed on September 28, 2005, the results of operations of NTST-Ohio were included in the actual results of operations of the Company commencing October 1, 2005.

The Company accounted for the CL, AMS and NTST-Ohio acquisitions pursuant to the purchase method of accounting as required under SFAS No. 141 “Business Combination”.

Purchase price allocations are subject to change. Changes could include a reallocation of intangible assets which would likely have the effect of increasing or decreasing future amortization expense, since the intangible assets are initially assigned varied lives. Additionally, the lives assigned to the identifiable intangible assets represent management’s best estimates of the time periods in which it will continue to receive benefits from these assets. The useful lives may need to be adjusted in the future based upon changes to the expected useful lives of such assets.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[5] Acquisitions - [Continued]

CareNet

On June 25, 2003, the Company acquired substantially all of the assets of the CareNet segment ("CareNet") of Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. ("Adia"), pursuant to an asset purchase agreement dated June 25, 2003, among the Company, Adia and Steven Heintz, Jr., the president and majority shareholder of Adia. The principal assets acquired were the intellectual property and customer contracts of CareNet. The total purchase price, including acquisition costs, was $2,003,913 which consisted of 100,000 shares of the Company’s common stock valued at $528,000, $838,740 in cash and a three-year promissory note in the principal amount of $500,000 payable in 36 equal monthly installments of principal plus interest at the average prime rate plus 1% as defined in the note agreement. Adia has received certain piggyback registration rights with respect to these 100,000 shares. The cash portion of the purchase price was paid out of existing working capital. The Company also assumed certain contractual obligations and liabilities totaling $68,068 and incurred $69,105 in legal and accounting costs which are included in the purchase price.

The cost of the acquisition was allocated to purchased software in the amount of $883,075, customer lists in the amount of $1,097,138, and computer hardware in the amount of $23,700. The Company is amortizing the purchased software over an eight-year life and the customer lists over a nine-year life.

In addition, in connection with the acquisition, the Company entered into a three year non-compete and non-solicitation agreement with Steven Heintz, Jr. and Jennifer Lindbert for which they were paid an aggregate fee of $140,000, which fee was paid in cash out of existing working capital and is included in “other assets” on the consolidated balance sheet. The covenant not to compete is being amortized over the three-year life. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $46,667, $46,667 and $23,333 respectively.

The Company accounted for this acquisition pursuant to the purchase method of accounting. For accounting purposes the Company recorded the assets and related liabilities of CareNet effective as of June 30, 2003. The Company incorporated the operations of CareNet into its operations commencing July 1, 2003.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[6] Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004
Equipment, Furniture and Fixtures	$3,843,666	$2,980,440
Leasehold Improvements	632,989	556,893

Totals - At Cost	4,476,655	3,537,333
Less: Accumulated Depreciation
and Amortization	1,811,226	990,385

Net	$2,665,429	$2,546,948

Depreciation and amortization expense amounted to $820,841, $681,839, and $315,171, respectively for the years ended December 31, 2005, 2004 and 2003.

[7] Long Term Debt

Long-term debt at December 31, 2005 consists of the following:

Term loan payable, bank - due in monthly installments
of $41,667 (a)	$2,416,667

Term loan payable, bank - due in monthly installments
of $41,666. (b)	250,036

Note payable, Adia - due in monthly installments of
$13,889. (c)	83,333

Total Long-Term Debt	2,750,036

Less: Current Portion	833,369

Long-Term Debt, Less Current Portion	$1,916,667

(a) On October 7, 2005, the Company entered into a revolving credit and term loan agreement with Bank of America pursuant to which the bank has agreed to make loans to the Company consisting of (i) a $2,500,000 revolving credit loan and (ii) a $2,500,000 term loan (collectively, the “Loans”).

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[7] Long Term Debt - [Continued]

The Loans are secured by a security interest in the Company’s personal property, including a pledge of the stock of the Company’s wholly-owned subsidiaries. The Loans are guaranteed by the Company’s significant wholly-owned subsidiaries, NTST-NY and NTST-Ohio, whose assets represent substantially all of the assets of the Company.

On October 7, 2005, the Company borrowed the full amount of the $2,500,000 term loan. The Company has not borrowed any amounts under the Revolving Credit Loan. The term loan bears interest at LIBOR plus 2.25%. The Company has entered into an interest rate swap agreement with the bank for the amount outstanding under the term loan whereby it converted the variable rate on the term loan to a fixed rate of 7.1% in order to reduce the interest rate risk associated with these borrowings (Note 12). The revolving credit facility will bear interest at a rate per annum to be elected by the Company, equal to either (1) the LIBOR rate plus 2% or (2) the Bank’s prime rate. The financing agreement contains certain covenants including limitations on the Company’s ability to incur liens, maintain a minimum tangible net worth of $2,250,000 and requires the maintenance of certain financial ratios. The Company was not in compliance with a certain covenant at December 31, 2005. As a result, the Company and the Bank entered into a First Amendment and Waiver (“the Amendment”) to the term loan, pursuant to which the Bank agreed to amend the terms of the Tangible Net Worth covenant contained in the Loan Agreement and waive any non-compliance by the Company. As a result of the Amendment, as of December 31, 2005, the Company was in compliance with the financial covenants of this agreement.

(b) The Company has a five-year term loan with Bank of America with an original principal balance of $2.5 million which matures in June 2006. The term loan is paid in equal monthly installments during the term of the loan plus interest. The term loan bears interest at LIBOR plus 2.5%. In addition, the Company entered into an interest rate swap agreement on the term loan at 7.95% for five years (note 12). The financing agreement contains certain covenants including limitations on the Company’s ability to incur liens, enter into change of control transactions, maintain a minimum net worth at $9,000,000 and requires the maintenance of certain financial ratios. The borrowing is collateralized by a first priority security interest and lien on all the assets of the Company. As of December 31, 2005, the Company was in compliance with the financial covenants of this agreement.

(c) In connection with the acquisition of CareNet (see note 5), the Company issued a three year promissory note to Adia in the principal amount of $500,000 payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1% on the date of issuance adjusted on each note anniversary date (5.25% at December 31, 2005).

Maturities of long-term debt at December 31, 2005 are as follows:
For the Year Ending
December 31,	Amount
2006	$833,369
2007	500,000
2008	500,000
2009	500,000
2010	416,667

Total	$2,750,036

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[8] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in SFAS No. 109, “Accounting for Income Taxes.” This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

During the years ended December 31, 2005 and 2004, the Company utilized approximately $2.9 million and $2.8 million, respectively of net operating loss carryforwards. At December 31, 2005, the Company has remaining net operating loss carryforwards of approximately $5,261,000 expiring through 2025. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of this net operating loss carryforward is limited. Approximately $2,279,000 can be used in 2006 and $830,000 can be used in each of 2007, 2008 and 2009 and the remaining $492,000 can be used in 2010; unused amounts can be carried forward. In addition, the $717,000 tax benefit related to approximately $1,800,000 of net operating losses generated in 2000 on exercise of non-qualified compensatory stock options and warrants was credited to paid-in-capital in 2004.

The Company’s provision for taxes for the year ended December 31, 2005 includes certain state and local taxes.

The expiration dates of net operating loss carryforwards are as follows:

December 31,	Total
Amount
2020	$1,851,000
2021	1,626,000
2022	9,000
2023	709,000
2024	9,000
2025	1,057,000
$5,261,000

Provision for income taxes consists of the following:

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$63,000	$56,000	$24,000
State	261,000	131,000	89,425
	324,000	187,000	113,425
Deferred:
Federal	642,000	104,000	(900,000)
State	193,000	18,000	--
	835,000	122,000	(900,000)

Total	$1,159,000	$309,000	$(786,575)

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[8] Income Taxes - [Continued]

The difference between income taxes at the statutory Federal income tax rate and income taxes reported in the income statement is as follows:

	Year ended December 31,
	2005	2004	2003
Income taxes at the federal statutory rate	34%	34%	34%
State and local income taxes net of Federal taxes	6	3	3
Nondeductible expenses	1	2	2
Federal Alternative Minimum Tax	1	2	2
Decrease in valuation allowance	--	(31)	(76)

	42%	10%	(35)%

Significant components of the Company’s deferred taxes are comprised of the following:

	December 31,
	2005	2004
Deferred Tax Asset:
Net operating loss carryforward	$2,024,000	$1,605,000
Allowance for doubtful accounts	175,000	169,000
Accrued vacation and bonuses	384,000	317,000
Alternative minimum tax credit carryforward	241,000	147,000
Other	241,000	157,000

Total deferred tax assets	3,065,000	2,395,000

Deferred Tax Liabilities:
Net book value - intangible assets	(3,589,000)	--

Net deferred tax (liability) assets	$(524,000)	$2,395,000

The deferred taxes are presented in the Consolidated Balance Sheet as follows:

	December 31,
	2005	2004
Current asset	$1,595,000	$1,111,000
Long term asset	--	1,284,000
Long term liability	(2,119,000)	--

Net deferred tax (liability) assets	$(524,000)	$2,395,000

During 2004, the Company reduced the valuation allowance to zero based upon its belief that it is more likely than not that the entire net operating loss carry forward will be utilized.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[8] Income Taxes - [Continued]

The change in the valuation allowance for deferred tax assets are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Beginning Balance	$--	$1,731,000	$4,010,000
Change in Allowance	--	(1,731,000)	(2,279,000)

Ending Balance	$--	--	$1,731,000

[9] Stockholders’ Equity

The Company’s Board of Directors is authorized to issue preferred stock from time to time without stockholder action, in one or more distinct series. The Board of Directors is authorized to determine the rights and preferences of the preferred stock when issued. The Board of Directors has authorized the issuance of Series A, Series B and Series D preferred stock. No shares of any series of preferred stock were outstanding on December 31, 2005.

Common Stock Issuances - On April 28, 2005, the Company issued 20,000 shares of its common stock in connection with the acquisition of CL. On September 28, 2005, the Company issued 435,735 shares of its common stock in connection with the acquisition of NTST-Ohio. On June 25, 2003 the Company issued 100,000 shares of its common stock in connection with the acquisition of CareNet. See note 5 for information relating to these acquisitions.

The Company sold to investors, pursuant to a private placement agreement, an aggregate 490,000 shares of common stock and warrants to purchase 122,504 shares of common stock. The Company received $4,493,104 in gross proceeds and paid commissions of $275,000 and $102,976 in other professional costs related to the private placement. The Company also issued a warrant to purchase 24,500 shares to the placement agent. The private placement agreement required the Company to file a registration statement within 30 days of the closing of the private placement, and to use its reasonable best efforts to have such registration statement declared effective within 90 days of the closing. Generally, the private placement agreement further provides for a penalty to be paid to the investors should the Company fail to meet its registration obligations. Such penalty is payable to the investors in cash at the rate of 2.5% of the gross proceeds per month, up to a maximum penalty of 20% of the gross proceeds. The Company has accounted for the proceeds of the private placement as equity in accordance with View A of EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”. Any potential penalties incurred pursuant to the registration rights agreement will be recorded in earnings when and if incurred as per SFAS 5, “Accounting for Contingencies.” As of December 31, 2005, the Company has not incurred any penalties relating to this private placement.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[9] Stockholders’ Equity - [Continued]

Treasury Stock - During 2005, options to purchase 206,658 shares were exercised and the Company received gross proceeds of $854,240. Pursuant to option grants, employees have the right to pay for the exercise price of the options by delivering “mature” shares of common stock owned by them. Included in the 2005 exercise of options were 12,250 options owned by a Company officer. These options were exercised by the delivery of 3,650 shares of the Company’s common stock, which were valued at $53,532, which was based upon the market price of the common stock on the dates of exercise in accordance with the cashless exercise provisions of the Company’s stock option plans.

During 2004, options to purchase 38,877 shares were exercised and the Company received gross proceeds of $166,400. Pursuant to the option grants, employees have the right to pay for the exercise price of the options by delivering “mature” shares of common stock owned by them. Included in the 2004 exercise of options were 12,250 options owned by a Company officer. These options were exercised by the delivery of 4,166 shares of the Company’s common stock, which were valued at $53,533, which was based upon the market price of the common stock on the dates of exercise in accordance with the cashless exercise provisions of the Company’s stock option plans.

During 2003, stock options to purchase 668,197 shares were exercised and the Company received gross proceeds of $1,800,256. Included in the gross proceeds received from the exercise of the options was the delivery of 133,961 shares of the Company’s common stock, which were valued at $1,011,337, which was based upon the market price of the common stock on the dates of the exercise in accordance with the cashless exercise provisions fo the Company’s stock option plans.

Included in the 2003 option exercises were 350,280 options owned by certain of the Company’s officers and members of the Board of Directors. Pursuant to the option grants, employees have the right to pay for the exercise price of the options by delivering “mature” shares of common stock owned by them. These options were exercised by delivery of 97,718 shares of the Company’s common stock valued at $682,965, which was based upon the market price of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company’s stock option plans.

On February 27, 2003, the Board of Directors authorized management to purchase up to $100,000 of the Company’s common stock at any time the market price of the common stock is less than $3.50 per share. Purchases of stock will be made from time to time, depending on market conditions, in the open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. The Company expects to fund any stock repurchases from its operating cash flow. As of December 31, 2005, the Company had not made any stock repurchases.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[9] Stockholders’ Equity - [Continued]

Stock Options and Warrants - See note 13 for information relating to the Company’s 1998, 1999 and 2001 Long-Term Incentive Plans.

During 2005, the Company announced the completion of a private placement of units consisting of an aggregate 490,000 shares of its common stock and warrants to purchase 147,003 shares of common stock, which include 24,500 warrants issued to the placement agent. The warrants have an exercise price of $11 per share. The Company received net proceeds of approximately $4.1 million.

During 2005, the Company granted 30,000 inducement options to employees of NTST-Ohio to encourage the recipients to continue to remain in the employ of NTST-Ohio after the acquisition. The options were granted at a price of $14.77 which was equal to the fair market value at the date of grant. The options vest over a period of three years.

During 2003, warrants to purchase 713,620 shares were exercised and the Company received net proceeds of $5,720,108.

On December 21, 2000, the stockholders of the Company approved the 1999 Employee Stock Purchase Plan. The plan reserves 150,000 shares of common stock. The plan provides eligible employees with the opportunity to purchase shares of common stock at a discounted price through regular payroll deductions. No shares have been issued as of December 31, 2005 under this plan.

Dividends - In July 2003, the Company’s Board of Directors approved a cash dividend of $.10 per share of common stock which was paid in September 2003 to all stockholders of record on August 20, 2003. The amount charged to additional paid-in capital in August 2003, based upon the shares outstanding on August 20, 2003, the record date of the dividend, was $441,447.

[10] Capital Lease Obligations

Future minimum payments under capital lease obligations as of December 31, 2005 are as follows:

Year ending
December 31,
2006	$65,316
2007	9,695

Total Minimum Payments	75,011
Less Amount Representing Interest at 8.7% Per annum	4,175

Balance	$70,836

Capital lease obligations are collateralized by equipment which has a cost of $214,426 at December 31, 2005 and $183,326 at December 31, 2004 and accumulated amortization of $162,119 and $91,663 at December 31, 2005 and 2004, respectively. Amortization of $70,456 in 2005 and $61,109 in 2004 and 38,534 in 2003, respectively, has been included in depreciation expense.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[11] Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and the note payable to Adia approximate the fair value of these instruments because of their short maturities or floating interest rates.

The bank debt (see note 7), including current maturities, has a carrying value of $2,666,703 and an estimated fair value of $2,661,000. Estimated fair value is based on the expected current rates offered to the Company for instruments of the same or similar maturities, after considering the effect of the interest rate swap.

[12] Commitments and Contingencies

Leases

The Company leases space for its executive offices and facilities under a cancellable operating lease expiring October 2014. In addition, the Company leases seven sales and service offices under non cancelable operating leases expiring at various times through January 2008. The Company leases space for NTST-Ohio under a non-cancellable operating lease expiring September 2010. The lease provides for a fixed monthly rent of approximately $31,000. This facility is leased from a Partnership whose general partner is a 5.3% stockholder of the Company. The amount paid in connection with this facility was $110,823 for the period from commencement of the lease to December 31, 2005.

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

Minimum annual rentals under noncancellable operating leases having terms of more than one year are as follows:

Year ending
December 31,
2006	$1,481,000
2007	1,177,000
2008	1,101,000
2009	1,008,000
2010	925,000
Thereafter	2,732,000

Total	$8,424,000

Rent expense amounted to $1,009,700, $833,000 and $519,000 respectively, for the years ended December 31, 2005, 2004 and 2003.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[12] Commitments and Contingencies - [Continued]

Employment Agreements

In April 2004, the Company entered into revised employment agreements with Messrs. James L. Conway and Anthony F. Grisanti. The terms and conditions of the revised contracts are identical in all material respects to the previous contracts except that (i) the term of each individual’s contract was extended by one year, so that Messrs. Conway and Grisanti’s contract will expire on December 31, 2006 and (ii) the revised contracts do not provide for a five-year consulting period following each individual’s respective term of employment during which such individual would have been entitled to compensation of $75,000 per year. Messrs. Conway and Grisanti’s contracts also provide for an option to extend their contracts for one additional year so that upon the exercise of such option, their contracts would expire on December 31, 2007. Mr. Koop, the former President, was party to a revised employment agreement that was identical to the agreements with Messrs. Conway and Grisanti except as to the expiration date, which was December 31, 2005. The minimum aggregate base compensation for its three officers is $650,000 for 2005. The minimum aggregate base compensation for Messrs. Conway and Grisanti is $573,000 for each of 2006 and 2007, subject to annual increases equal to the greater of 5% or the increase in the cost of living index. The agreements also provide the officers with an automobile allowance. In the event of a change of control, the executive may receive severance payments equal to 48 months compensation.

The Company also has a consulting agreement with a former Director, which provides for annual fees of $75,000 through December 31, 2007. The agreement also provides the former Director with an automobile allowance. In the event of a change of control, the former Director may receive severance payments of 36 months compensation.

Effective April 1, 2004, the Company adopted an Executive Retirement, Non-Competition and Consulting Plan which was subsequently amended August 5, 2004 retroactively effective to April 1, 2004, pursuant to which, following their retirement, selected officers will be entitled to receive a minimum payment of approximately $85,000 per year for a period of six years, provided, that such officers (i) provide a minimum amount of consulting days each month and (ii) agree to certain covenants not to compete. The annual payments are subject to 10% increases up to a maximum of $136,893 per year. Pursuant to the Executive Retirement, Non-Competition and Consulting Plan, the selected officers are also entitled to receive health benefits for life, provided that there are no breaches of the covenants not to compete. Each of Messrs. Conway, Koop and Grisanti are entitled to receive benefits under the plan.

The Company was a party to an employment agreement with John Phillips, a former Vice President who currently serves as a director of the Company. Mr. Phillip’s employment contract expired on December 31, 2003 and he retired effective April 1, 2004. Pursuant to the terms of the Company’s Executive Retirement, Non-Competition and Consulting Plan, Mr. Phillips will receive $85,000 per year for each of the next six years; provided that he complies with the non-competition covenants of the plan.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[12] Commitments and Contingencies - [Continued]

Future minimum payments related to consulting and Executive Retirement, Non-Competition and Consulting agreements for the next five years are as follows:

Year Ending
December 31,	Amount
2006	169,000
2007	160,000
2008	85,000
2009	85,000
2010	21,000

Total	$520,000

Interest Rate Swap

In June 2001, the Company entered into an interest rate swap with a bank, which expires on June 1, 2006. In October, 2005, the Company entered into another interest rate swap with a bank, which expires on October 6, 2010. The swap transactions were entered into to protect the Company from upward movement in interest rates relating to outstanding bank debt (see note 7) and calls for a fixed rate of 7.95% for the 2001 transaction and 7.1% for the 2005 transaction. When the one-month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the difference in rates. At December 31, 2005 and 2004 the fair value of the swaps of $7,812 and $15,152, respectively, is recorded as a non-current liability. The swap transactions have been accounted for as a hedge, and accordingly, the change in the fair value of the swaps of $7,340, $43,916 and $48,645 during the years ended December 31, 2005, 2004, and 2003, respectively, has been recorded as part of comprehensive income.

Letter of Credit

The Company relocated its Islip, New York headquarters to a larger facility in Great River, New York. Included in the terms and conditions of the Great River lease is the requirement that the Company provide to the landlord a letter of credit in the amount of $292,980, which represents approximately six months rent. This letter of credit was provided to the landlord on October 31, 2003, and will be reduced as follows:

$195,320 for months 35 through 46 of the lease.
$146,490 for months 47 through 58 of the lease.
$97,660 for months 59 to the expiration of the lease.

[13] Stock-Based Compensation

Long Term Incentive Plans - The Company has three long-term incentive plans, the 1998 Long-Term Incentive Plan (the “1998 Plan”), as amended, the 1999 Long-Term Incentive Plan (the “1999 Plan”) and the 2001 Long-Term Incentive Plan (the “2001 Plan”), as amended. The 2001 Plan was approved by the

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[13] Stock-Based Compensation - [Continued]

stockholders on March 7, 2002 and originally provided for the issuance of 180,000 shares of common stock. In January 2003, the 2001 Plan was amended and approved by the stockholders to provide for an increase in the number of shares subject to the plan from 180,000 to 550,000. In May 2004, the 2001 Plan was further amended and approved by the stockholders to provide an increase in the number of shares subject to the plan from 550,000 to 950,000. In July, 2005, the plan was amended and approved by the stockholders to provide an increase in the number of shares subject to the plan from 950,000 to 1,350,000. The maximum shares issuable by the Company are 790,000, 300,000 and 1,350,000 shares of Common Stock pursuant to the 1998 Plan, the 1999 Plan and the 2001 Plan, respectively. The options, when granted vest ratably over one year except for the 400,000 options granted in July 2005, which vested prior to December 31, 2005. These 400,000 options were granted at an exercise of $9.85 which was equal to the fair market value at the date of grant. At December 31, 2005 there were 0, 10,500 and 3 shares available for further issuance under the 1998 Plan, the 1999 Plan and 2001 Plan, respectively.

The 1998 Plan, the 1999 Plan and the 2001 Plan (collectively, the “Plans”) are administered by the Compensation Committee of the board of directors. Officers and other key employees, consultants and directors (other than non-employee directors) are eligible to receive options or other equity-based incentives under the Plans.

The 2001 Plan provides that each non-employee director automatically receives a nonqualified stock option to purchase 6,000 shares of common stock and the chairman of the audit committee and the compensation committee will receive a nonqualified stock option to purchase 7,500 shares of common stock on April 1 of each year. However, if there are not sufficient shares available under the applicable Plan, the non-employee director will receive a lesser number of shares. In April 2005, the Company granted 8,292 options, under its 2001 Plan, to its non-employee directors. These options were granted at a price of $9.57 which was equal to the fair market value of the options at the date of grant. These options were fully vested by December 31, 2005. The balance of the automatic nonqualified options to its non-employee directors, which amounted to 17,208, were issued and included in the 400,000 options issued in July 2005.

A summary of the activity under the Plans and the NTST-Ohio inducement options (see note 9) are as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding - Beginning of
Year	724,333	$6.476	365,755	$4.111	664,702	$2.276
Granted During the Year	438,292	10.181	397,455	8.438	381,000	4.754
Canceled During the Year	(10,500)	1.81	--	--	(11,750)	1.724
Exercised During the Year	(206,658)	4.134	(38,877)	4.280	(668,197)	2.694

Outstanding - End of Year	945,467	$8.758	724,333	$6.476	365,755	$4.111

Exercisable - End of Year	915,467	$8.561	525,606	$5.734	226,253	$3.721

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[13] Stock-Based Compensation - [Continued]

The following table summarizes stock option information as of December 31, 2005:

		Options Outstanding
		Weighted
		Average Remaining	Options
Exercise Prices	Number Outstanding	Contractual Life	Exercisable
$13.29	1,500	3.25 Years	1,500
$14.77	30,000	4.83 Years	--
$ 9.85	400,000	4.50 Years	400,000
$ 9.57	8,292	4.25 Years	8,292
$ 8.49	299,280	3.42 Years	299,280
$ 8.20	81,875	3.50 Years	81,875
$ 6.61	8,000	2.58 Years	8,000
$ 4.93	69,378	2.08 Years	69,378
$ 4.37	7,500	7.50 Years	7,500
$ 4.37	31,642	2.50 Years	31,642
$ 2.50	3,000	1.25 Years	3,000
$ 2.38	5,000	1.50 Years	5,000

Totals	945,467	3.81 Years	915,467

Warrants Issued as Compensation - In 2001, the term of the Company’s $12 Series B Common Stock Purchase Warrants for 448,544 shares, was extended to January 31, 2002. In January 2002, the term of the 448,544 $12 warrants was further extended to July 31, 2002. In July 2002, the term of the warrants was further extended to January 31, 2003. In January 2003, the term of the warrants was further extended to April 30, 2003. In April 2003, the Company agreed to extend the term of these warrants to July 31, 2003. The Company re-measured the fair value of the warrants at the dates of extension. No financing costs were recorded associated with the warrant extension made in January 2003, as there was no material change in their fair value. The Company charged $1,125 to operations related to the warrant extension made in April 2003. In July 2003, the Company agreed to extend the term of these same warrants from July 31, 2003 to October 31, 2003. The Company re-measured the fair value of the warrants at the date of extension and charged $5,211 of financing costs to operations in July 2003. On October 23, 2003, the Company reduced the exercise price of the warrants from $12.00 per share to $10.00 per share and through October 31, 2003, 423,620 warrants were exercised and the Company received gross proceeds of $4,236,200 less $59,592 of costs. The remaining 24,924 warrants expired unexercised.

During 2003, 120,000 warrants that were issued in 1999 were exercised and the Company received gross proceeds of $629,000.

During 2002, the Company issued warrants to purchase 200,000 shares in connection with a financial advisory agreement whereby the Company would pay consulting fees in addition to the issuance of warrants. These warrants, which expired over various times ranging from one to two years, were valued at $.24 per warrant, which represented the costs of the services based upon the contractual agreement. The warrants

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[13] Stock-Based Compensation - [Continued]

had the following exercise price, vesting dates and expiration date for the number of shares set forth below:

Shares	Exercise Price	Vesting Date	Expiration Date

50,000	$2.69	April 10, 2002	March 31, 2003
30,000	$4.00	June 1, 2002	May 31, 2003
30,000	$5.00	September 1, 2002	February 28, 2004
30,000	$6.00	November 1, 2002	April 30, 2004
30,000	$7.00	January 1, 2003	December 31, 2004
30,000	$8.00	February 28, 2003	January 31, 2005

The $48,000 value of the warrants was being charged to operations over the vesting period. As a result, $33,600 was charged to operations in 2002 and $14,400 was charged to operations in 2003. During 2003, 170,000 of these warrants were exercised and the Company received gross proceeds of $914,500 and 30,000 warrants with an exercise price of $4.00 expired.

During 2005, the Company announced the completion of a private placement of units consisting of an aggregate 490,000 shares of its common stock and warrants to purchase 147,003 shares of common stock, which include 24,500 warrants issued to the placement agent. The warrants have an exercise price of $11 per share and will expire in October 2010. The Company received net proceeds of approximately $4.1 million.

A summary of warrant activity is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding - Beginning
of Year	--	--	--	--	768,544	$9.17
Granted During the Year	147,003	$11.00	--	--	--	--
Expired During the Year	--	--	--	--	(54,924)	$6.72
Exercised During the Year	--	--	--	--	(713,620)	$8.10

Outstanding - End of Year	147,003	$11.00	--	--	-- _	$ --_

Exercisable - End of Year	147,003	$11.00	--	--	--_	$ --_

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[14] Operating Segments

The Company currently classifies its operations in four business segments: (1) Software and Related Systems and Services -NY (2) Software and Related Systems and Services - Ohio (3) Data Center Services and (4) Application Service Provider Services (“ASP”). Software and Related Systems and Services for both the NY and Ohio segments refer to the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and out patient environments, as well as clinical documentation and medical record generation and management. Within these segments are large turnkey and small turnkey components. The large turnkey components consist mostly of the Avatar suite of products. When the Company is engaged in a fixed price arrangement, these installations will usually extend over a six-month to a multi-year time period. The duration of the implementation is dependant on the size and complexity of the customer organization and the specifics of the implementation. The small turnkey components are usually completed within a six-month period. Small turnkey contracts performed in the New York segment are mostly related to the Avatar methadone related products. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations.

The Data Center Services involve Company personnel performing data entry and data processing services for customers. ASP services involve the Company offering several of it software products on a virtual private network or internet delivery approach, thereby allowing its customers to utilize the Company’s products and pay on a monthly service basis.

ASP services was established as a result of the CareNet acquisition in June 2003. Prior to the acquisition of CareNet, the Company’s ASP operations were immaterial and were included in Software and Related Systems and Services. NTST-Ohio is a new segment resulting from their acquisition in September 2005. NTST-Ohio offers a full suite of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. Intersegment sales and sales outside the United States are not material. Information concerning the Company’s business segments is as follows:

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Sotware and Related Systems and Services-NY	Data Center	Application Service Provider	Software and Related Systems and Services-Ohio	Total
Year Ended December 31, 2005

Revenue
Large Turnkey	17,599,035				17,599,035
Small Turnkey	1,041,866			1,685,904	2,727,770
Maintenance	9,784,488			3,533,256	13,317,744
Other	-	1,795,448	2,538,457		4,333,905
Total	28,425,389	1,795,448	2,538,457	5,219,160	37,978,454

Gross Profit
Turnkey	8,434,026			210,025	8,644,051
Maintenance	5,402,433			2,493,736	7,896,169
Other		908,279	927,431		1,835,710
Total	13,836,459	908,279	927,431	2,703,761	18,375,930

Income before Income Taxes	2,151,923	328,414	(116,027)	328,414	2,748,776

Depreciation and Amortization	1,489,017	110,479	401,835	450,125	2,451,456

Capital Expenditures	3,755,207	6,445	863,605	9,121,675	13,746,932

Identifiable Assets	26,219,605	1,909,546	3,221,333	33,271,370	64,621,854

Goodwill				18,735,751	18,735,751

Year Ended December 31, 2004

Revenue
Large Turnkey	16,003,646			-	16,003,646
Small Turnkey	927,960				927,960
Maintenance	8,289,525				8,289,525
Other		2,058,240	1,725,473		3,783,713
Total	25,221,131	2,058,240	1,725,473	-	29,004,844

Gross Profit				-	-
Turnkey	7,728,535				7,728,535
Maintenance	4,120,550				4,120,550
Other		1,208,887	799,140		2,008,027
Total	11,849,085	1,208,887	799,140	-	13,857,112

Income before Income Taxes	2,095,722	784,353	181,890	-	3,061,965

Depreciation and Amortization	1,247,962	113,676	262,755	-	1,624,393

Capital Expenditures	950,094	12,144	93,501	-	1,055,739

Identifiable Assets	31,291,838	2,775,036	3,640,027	-	37,706,901

Year Ended December 31, 2003

Revenue
Large Turnkey	16,773,201			-	16,773,201
Small Turnkey	768,155				768,155
Maintenance	7,069,000				7,069,000
Other		1,973,492	591,202	-	2,564,694
Total	24,610,356	1,973,492	591,202	-	27,175,050

Gross Profit				-	-
Turnkey	8,290,978				8,290,978
Maintenance	3,662,817				3,662,817
Other		939,110	213,897		1,153,007
Total	11,953,795	939,110	213,897	-	13,106,802

Income before Income Taxes	1,700,571	476,959	64,796	-	2,242,326

Depreciation and Amortization	1,012,367	103,285	117,940	-	1,233,592

Capital Expenditures	2,546,295	151,390	2,006,683	-	4,704,368

Identifiable Assets	29,530,139	2,607,681	2,495,569	-	34,633,389

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSMART TECHNOLOGIES, INC.

Dated: March 31, 2006	By:	/s/ James L. Conway
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

Signature	Title	Date

/s/ James L. Conway	Chief Executive Officer	March 31, 2006
James L. Conway	and Director (Principal
Executive Officer)

/s/ Anthony F. Grisanti	Chief Financial Officer	March 31, 2006
Anthony F. Grisanti	(Principal Financial and
Accounting Officer)

	Director	March 31, 2006
John F. Phillips

	President and Director	March 31, 2006
Gerald O. Koop

/s/ Joseph G. Sicinski	Director	March 31, 2006
Joseph G. Sicinski

/s/ Francis J. Calcagno	Director	March 31, 2006
Francis J. Calcagno

/s/ John S.T. Gallagher	Director	March 31, 2006
John S.T. Gallagher

/s/ Yacov Shamash	Director	March 31, 2006
Dr. Yacov Shamash

EXHIBIT INDEX

Exhibits
3.1
Restated Certificate of Incorporation, as amended (Filed as an exhibit to the Registrant’s registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.)

3.2
By-Laws (Filed as an exhibit to the Registrant’s registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.)

10.1	Employment Agreement dated April 1, 2004, between the Registrant and James L. Conway (Filed as an exhibit to the Registrant’s 10-Q dated May 5, 2004.)
10.2	Consulting Agreement dated April 1, 2004, between the Registrant and John F. Phillips (Filed as an exhibit to the Registrant’s 10-Q dated May 5, 2004.)
10.3	Employment Agreement dated April 1, 2004, between the Registrant and Gerald O. Koop (Filed as an exhibit to the Registrant’s 10-Q dated May 5, 2004.)
10.4	Employment Agreement dated April 1, 2004, between the Registrant and Anthony F. Grisanti (Filed as an exhibit to the Registrant’s 10-Q dated May 5, 2004.)
10.6
1993 Long-Term Incentive Plan (Filed as an exhibit to the Registrant’s registration statement on Form S-1, File No. 333-2550, which was declared effective by the Commission on August 13, 1996, and incorporated herein by reference.)

10.7
1998 Long-Term Incentive Plan (Filed as an appendix to the Registrant’s proxy statement dated September 30, 1999, relating to its 1999 Annual Meeting of Stockholders and incorporated herein by reference.)

10.8
1999 Long-Term Incentive Plan (Filed as an appendix to the Registrant’s proxy statement dated November 9, 2000, relating to its 2000 Annual Meeting of Stockholders and incorporated herein by reference.)

10.9	2001 Long-Term Incentive Plan - Amended (Filed as an exhibit to the Registrant’s 8-K dated June 16, 2005.)
10.10
1999 Employee Stock Purchase Plan (Filed as an appendix to the Registrant’s proxy statement dated November 9, 2000, relating to its 2000 Annual Meeting of Stockholders and incorporated herein by reference.)

10.11	Agreement dated June 1, 2001, between the Registrant and Fleet Bank (Filed as an exhibit to the Registrant’s 10-K/A dated August 21, 2003.)
10.12	AIMS Acquisition Agreement (Filed as an exhibit to the Registrant’s 8-K dated May 10, 2001.)
10.13
Agreement dated June 25, 2003, among Registrant, Creative Socio-Medics Corp., Shuttle Data Systems Corp., d/b/a/ ADIA Information Management Corp. and Steven Heintz, Jr. (Filed as an exhibit to the Registrant’s 8-K dated July 8, 2003.)

10.14	Lease agreement dated as of December 22, 2003, between Registrant and Spacely LLC. (Filed as an exhibit to the Registrant’s 10-K dated March 23, 2004.)
10.15	Amended Executive Retirement, Non Competition and Consulting Plan. (Filed as an exhibit to the Registrant’s 10-Q dated August 9, 2004.)
10.16
Merger Agreement dated September 20, 2005, between CMHC Systems, Inc., Hayes Acquisition Corp., a newly-formed wholly-owned subsidiary of the Registrant, and John Paton, solely in the capacity of Securities Holders Representative. (Filed as an exhibit to the Registrant’s Form 8-K dated September 19, 2005.)

10.17	Revolving Credit and Term Loan Agreement with Netsmart Technologies, Inc. and the Bank of America, N.A. (Filed as an exhibit to the Registrant’s Form 8-K dated October 7, 2005.)
10.18	Asset Purchase Agreement dated June 17, 2005 between Addiction Management Systems, Inc. and Creative Socio-Medics Corp. (Filed as an exhibit to the Registrant’s Form 8-K dated June 21, 2005.)
10.20	Amendment No. 1 to Employment Agreement dated June 16, 2005, between the Registrant and James L. Conway. (Filed as an exhibit to the Registrant’s Form 8-K dated June 16, 2005.)
10.21	Amendment No. 1 to Employment Agreement dated June 16, 2005 between the Registrant and Anthony F. Grisanti. (Filed as an exhibit to the Registrant’s Form 8-K dated June 16, 2005.)
10.22	Asset Purchase Agreement dated April 27, 2005 between ContinuedLearning LLC and Creative Socio-Medics Corp. (Filed as an exhibit to the Registrant’s Form 8-K dated April 27, 2005.)
10.23	Employment Agreement dated April 27, 2005 between Netsmart Technologies, Inc. and A. Sheree Graves. (Filed as an exhibit to the Registrant’s Form 8-K dated April 27, 2005.)
10.24	Letter Agreement between Griffin Securities, Inc. and Netsmart Technologies, Inc. dated as of August 9, 2005. (Filed as an exhibit to the Registrant’s Form S-3, File No. 333-129265.)
10.25	Letter Agreement between Griffin Securities, Inc. and Netsmart Technologies, Inc. dated as of October 11, 2005. (Filed as an exhibit to the Registrant’s Form S-3, File No. 333-129265.)
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum & Kliegman LLP
24	Powers of Attorney (See Signature Page)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002