Form 10-Q
period 2006-03-31
NETSMART TECHNOLOGIES INC
filed 2006-05-11
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006
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

☒ Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes     ☒ No

Number of shares of common stock outstanding as of April 21, 2006:   6,497,874

Netsmart Technologies, Inc. and Subsidiaries

Index

Part I: - Financial Information:

Item 1. Financial Statements:	Page

Condensed Consolidated Balance Sheets - March 31, 2006 (Unaudited)
and December 31, 2005	1-2

Condensed Consolidated Statements of Income - (Unaudited)
Three Months Ended March 31, 2006 and 2005	3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
Three Months Ended March 31, 2006 and 2005	4-5

Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)
Three Months Ended March 31, 2006	6

Notes to Condensed Consolidated Financial Statements	7-11

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	12-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K	23

Item 1. Financial Statements

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$11,244,825	$11,445,525
Accounts Receivable - Net	11,196,691	11,524,811
Costs and Estimated Profits in Excess
of Interim Billings	2,394,265	1,811,986
Deferred taxes	1,289,051	1,594,863
Other Current Assets	1,713,645	1,466,577

Total Current Assets	27,838,477	27,843,762

Property and Equipment - Net	2,732,355	2,665,429

Other Assets:
Goodwill	19,039,752	18,735,751
Capitalized Software Costs - Net	6,166,418	6,534,551
Customer Lists - Net	7,846,483	8,110,864
Contract Backlog - Net	251,000	379,500
Other Assets	184,009	351,997

Total Other Assets	33,487,662	34,112,663

Total Assets	$64,058,494	$64,621,854

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Stockholders' Equity:
Current Liabilities:
Current Portion - Long Term Debt	$666,705	$833,369
Current Portion Capital Lease Obligations	44,126	61,315
Accounts Payable	2,322,691	2,013,968
Accrued Expenses	2,908,902	2,916,021
Interim Billings in Excess of Costs and Estimated
Profits	7,144,958	7,938,422
Deferred Revenue	9,860,767	10,037,813

Total Current Liabilities	22,948,149	23,800,908

Long Term Debt - Less current portion	1,791,667	1,916,667
Capital Lease Obligations - Less current portion	2,431	9,521
Interest Rate Swap at Fair Value	--	7,812
Deferred Tax Liability	1,991,791	2,118,603
Deferred Rent Payable	495,364	482,048

Total Non Current Liabilities	4,281,253	4,534,651

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock - $.01 Par Value, 3,000,000
Shares Authorized; None issued and outstanding	--	--
Common Stock - $.01 Par Value; Authorized 15,000,000 Shares; Issued and
outstanding 6,729,937 and 6,497,724 shares at March 31, 2006 and
6,719,517 and 6,487,943
shares at December 31, 2005	67,299	67,195
Additional Paid in Capital	40,233,023	39,997,558
Accumulated Comprehensive Income (Loss) - Interest
Rate Swap	13,655	(7,812)
Deferred Stock Compensation	(215,708)	--
Accumulated Deficit	(1,494,463)	(2,004,132)

	38,603,806	38,052,809
Less: cost of shares of Common Stock held
in treasury - 232,213 shares at March 31, 2006
and 231,574 at December 31, 2005	1,774,714	1,766,514

Total Stockholders' Equity	36,829,092	36,286,295

Total Liabilities and Stockholders' Equity	$64,058,494	$64,621,854

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues:
Software and Related
Systems and Services:
Turnkey Systems	$6,310,583	$4,240,756
Maintenance Contract Services	6,314,070	2,154,119
Application Service Provider Services	807,015	555,421
Data Center Services	424,309	478,405

Total Revenues	13,855,977	7,428,701

Cost of Revenues:
Software and Related
Systems and Services:
Turnkey Systems	4,175,507	2,260,327
Maintenance Contract Services	2,123,105	1,060,759
Application Service Provider Services	493,496	276,848
Data Center Services	198,153	230,743

Total Cost of Revenues	6,990,261	3,828,677

Gross Profit	6,865,716	3,600,024

Selling, General and
Administrative Expenses	4,423,116	1,988,112
Research, Development and Maintenance	1,555,687	1,070,382

Total	5,978,803	3,058,494

Operating Income	886,913	541,530
Interest and Other Income	91,397	57,289
Interest and Other Expense	(56,641)	(19,637)

Income before Income Tax	921,669	579,182
Income Tax	412,000	216,000

Net Income	$509,669	$363,182

Earnings Per Share ("EPS")of Common
Basic EPS	$.08	$.07

Weighted Average Number of Shares of
Common Stock Outstanding	6,494,477	5,342,489

Diluted EPS	$.08	$.07

Weighted Average Number of Shares of
Common Stock and Common Stock
Equivalents Outstanding	6,781,100	5,551,848

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	Three Months ended
	March 31,
	2006	2005
Operating Activities:
Net Income	$509,669	$363,182

Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,063,372	406,851
Provision for Doubtful Accounts	108,000	99,000
Deferred Income Taxes	179,000	137,000
Vested Option Expense	20,875	--
Changes in Assets and Liabilities:
[Increase] Decrease in:
Accounts Receivable	220,120	2,307,484
Costs and Estimated Profits in
Excess of Interim Billings	(582,279)	(36,446)
Other Current Assets	(247,068)	(18,183)
Other Assets	166,851	(4,077)
Increase [Decrease] in:
Accounts Payable	308,723	95,811
Accrued Expenses	(7,119)	(322,679)
Interim Billings in Excess of
Costs and Estimated Profits	(793,464)	(1,390,756)
Deferred Revenue	(481,047)	310,969
Deferred Rent Payable	13,316	8,206

Total Adjustments	(30,720)	1,593,180

Net Cash Provided by
Operating Activities	478,949	1,956,362

Investing Activities:
Acquisition of Property and Equipment	(354,492)	(115,747)
Capitalized Software Development	--	--
Net Cash Used In Investing Activities	(354,492)	(115,747)

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
	Three Months ended
	March 31,
	2006	2005
Financing Activities:
Payment of Capitalized Lease Obligations	$(24,279)	$(15,638)
Net Proceeds from Stock Options Exercised	81,986	31,346
Costs Related to Private Placement	(91,200)

Payments of Term Loans	(291,664)	(166,665)

Net Cash Used in Financing Activities	(325,157)	(150,957)

Net (Decrease) Increase in Cash
and Cash Equivalents	(200,700)	1,689,658
Cash and Cash Equivalents -
Beginning of Period	11,445,525	16,411,735

Cash and Cash Equivalents -
End of Period	$11,244,825	$18,101,393

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$58,346	$42,470
Income Taxes	$149,087	$88,990

Non Cash Investing and Financing Activities:
The fair value of the interest rate swap decreased by $21,467 for the three months ended March 31, 2006. The fair value of the interest rate swap decreased by $6,732 for the three months ended March 31, 2005.

During the three months ended March 31, 2006, the Company received 639 shares of its common stock in consideration for the exercise of certain stock options. The value of the shares received was $8,200, which was the market value of the common stock on the date of exercise.

During the three month period ended March 31, 2006, the Company evaluated the assets acquired from CMHC and increased both deferred revenue and goodwill by $304,001.

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (UNAUDITED)

					Accumulated
			Additional		Comprehensive
			Paid-in		Loss
			Capital		Interest	Deferred				Total
	Common Stock		Common	Accumulated	Rate	Stock	Comprehensive	Treasury Shares		Stockholders’
	Shares	Amount	Stock	Deficit	Swap	Compensation	Income	Shares	Amount	Equity

Balance - January 1, 2006	6,719,517	$67,195	$39,997,558	$(2,004,132)	$(7,812)	$--	$--	231,574	$(1,766,514)	$36,286,295
Common Stock Issued - Exercise of Options	10,420	104	90,082	--	--	--	--	639	(8,200)	81,986
Change in Fair Value of Interest Rate Swap	--	--	--	--	21,467	--	21,467	--	--	21,467
Costs Related to 2005 Private Placement	--	--	(91,200)	--	--	--	--	--	--	(91,200)
Fair Value of Options Upon Adoption
of FAS 123(R)	--	--	236,583	--	--	(236,583)	--	--	--	--
Amortization of Deferred Stock Compensation	--	--	--	--	--	20,875	--	--	--	20,875
Net Income	--	--	--	509,669	--	--	509,669	--	--	509,669
Balance - March 31, 2006	6,729,937	$67,299	$40,233,023	$(1,494,463)	$13,655	$(215,708)	$531,136	232,213	$1,774,714	$36,829,092

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Netsmart Technologies, Inc. and its subsidiaries Netsmart New York, Inc. (formerly Creative Socio-Medics Corporation), and Netsmart Ohio, Inc. (formerly CMHC Systems, Inc.), (collectively, unless the context otherwise indicates, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any other fiscal period or the full fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(2) Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income	$509,669	$363,182

Denominator:
Weighted average shares	6,494,477	5,342,489
Effect of dilutive securities:
Employee stock options	264,478	218,048
Warrants	22,145	--

Denominator for diluted earnings
per share-adjusted weighted
average shares after assumed
conversions	6,781,100	5,560,537

Options to purchase 31,500 shares of the Company’s common stock that were outstanding as of March 31, 2006 were not included in the calculation of diluted earnings per share for the three months ended March 31, 2006 since such inclusion would have been antidilutive.

Options to purchase 1,500 shares of the Company’s common stock that were outstanding as of March 31, 2005 were not included in the calculation of diluted earnings per share for the three months ended March 31, 2005 since such inclusion would have been antidilutive.

(3) Stock Options and Similar Equity Instruments

At March 31, 2006, the Company had three stock-based employee compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), using the modified-prospective-transition method. As a result, the Company’s net loss before taxes for the three months ended March 31, 2006 is $20,875 lower than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25.

The Company has $215,708 of stock based compensation expense remaining to be expensed over the period April 2006 through October 2008.

As permitted under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure”, which amended SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB No. 25 for the periods up to and including December 31, 2005. No stock-based employee compensation cost is reflected in net income for periods prior to December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for periods prior to December 31, 2005.

Three Months Ended
March 31,
2005

Net Income as Reported	$363,182
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax effect	311,832

Pro Forma Net Income	51,350

Basic Net Income Per Share as Reported	$.07

Basic Pro Forma Net Income Per Share	$01

Diluted Net Income Per Share as Reported	$07

Diluted Pro Forma Net Income Per Share	$01

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:
Three Months Ended
March 31,
2005
Expected Life (Years)	5
Interest Rate	4.00%
Annual Rate of Dividends	0%
Volatility	67%

The weighted average fair value of options at date of grant using the fair value based method during 2005 is estimated at $5.01.

(4) Acquisitions

In 2005, the Company completed acquisitions of three companies with products and services complementary to our existing offerings. We acquired Continued Learning (“CL”), a Florida-based provider of online training services on April 28, 2005. On June 20, 2005, we acquired Addiction Management Systems, Inc (“AMS”), which solidified our position as one of the nation’s largest suppliers of automated computerized methadone dispensing systems. In September 2005, we completed the acquisition of CMHC Systems (“CMHC”), a leading competitor in the behavioral healthcare software market. During the three month period ended March 31, 2006, the Company evaluated the assets acquired from CMHC and increased deferred revenue by $304,001 and goodwill by the same amount.

The following unaudited proforma condensed consolidated statements of operations assumes the CL, AMS and CMHC acquisitions occurred on January 1, 2005. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma statements have been made. These proforma amounts may not be indicative of what would have occurred had the acquisitions been completed on January 1, 2005 or results which may occur in the future.

Three Months Ended March 31, 2005
(in thousands except share and per share amounts)
Revenue	$14,801
Net Income	582
Net Income Per Share
Basic	$0.09
Diluted	$0.09

Weighted Average Number of Shares of Common Stock Outstanding	6,288,224
Weighted Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding	6,497,583

(5) Income Taxes

The provision for income taxes for the three months ended March 31, 2006, consists of a current tax provision of $233,000 and a deferred tax provision of approximately $179,000. The provision for income taxes for the period ended March 31, 2005, consists of a current tax provision of $79,000 and a deferred tax provision of $137,000.

(6) Stockholders’ Equity

During the three months ended March 31, 2006, options to purchase 10,420 shares were exercised and the Company received gross proceeds of $90,187. Pursuant to option grants, employees have the right to pay for the exercise price of the options by delivering “mature” shares of common stock owned by them. Included in the 2006 exercise of options, the Company received 639 shares of its common stock in consideration for the exercise of certain stock options. The value of the shares received was $8,200, which was based upon the market value of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company’s stock option plans.

(7) Operating Segments

The Company currently classifies its operations in four business segments: (1) Software and Related Systems and Services - NY, (2) Software and Related Systems and Services - Ohio, (3) Data Center Services and (4) Application Service Provider Services (“ASP”). NTST-Ohio is a new segment resulting from its acquisition in September 2005. NTST-Ohio offers a full suite of behavioral healthcare information management software for mental health, substance abuse and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. Software and Related Systems and Services for both the NY and Ohio segments refer to the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and out patient environments, as well as clinical documentation and medical record generation and management. Within these segments are large turnkey and small turnkey components. The large turnkey components consist mostly of the Avatar suite of products. When the Company is engaged in a fixed price arrangement, these installations will usually extend over a six-month to a multi-year time period. The duration of the implementation is dependent on the size and complexity of the customer organization and the specifics of the implementation. The small turnkey components are usually completed within a six-month period. Small turnkey contracts performed in the New York segment are mostly related to the Avatar methadone related products. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations.

Data Center Services involve Company personnel performing data entry and data processing services for customers. ASP services involve the Company offering several of it software products on a virtual private network or internet delivery approach, thereby allowing its customers to utilize the Company’s products and pay on a monthly service basis.

Intersegment sales and sales outside the United States are not material. Information concerning the Company’s business segments is as follows:

	Netsmart -NY Sotware and Related Systems and Services	Data Center	Application Service Provider	Netsmart - Ohio Sofware Related Systems and Services	Total
Three Months Ended March 31,2006

Revenue
Large Turnkey	$4,367,661	$--	$--	$--	$4,367,661
Small Turnkey	359,523	--	--	1,583,399	1,942,922
Maintenance	2,683,408	--	--	3,630,662	6,314,070
Other	-	424,309	807,015		1,231,324
Total	$7,410,592	$424,309	$807,015	$5,214,061	$13,855,977

Income before Income Taxes	$195,676	$82,743	$(44,832)	$688,082	$921,669

Total Identifiable Assets at March 31, 2006	$26,961,593	$1,760,281	$3,601,220	$33,199,756	$65,522,850

Three Months Ended March 31,2005

Revenue
Large Turnkey	$3,974,461	$--	$--	$--	$3,974,461
Small Turnkey	266,295	--	--	--	266,295
Maintenance	2,154,119	--	--	--	2,154,119
Other		478,405	555,421	--	1,033,826
Total	$6,394,875	$478,405	$555,421	$-	$7,428,701

Income before Income Taxes	$370,613	$138,512	$70,057	$-	$579,182

Total Identifiable Assets at March 31, 2005	$30,247,345	$2,343,246	$4,030,086	$-	$36,620,677

(7) New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company's financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our operations are grouped into four segments:

▪	Software and Related Systems and Services - New York
▪	Software and Related Systems and Services - Ohio
▪	Data Center Services (service bureau services)
▪	Application Service Provider Services (ASP)

Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions, including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. We perform these services in both the New York and Ohio segments. Within these segments, we recognize revenue based on the nature of the products and services sold, for example, a turnkey system, a consulting contract or a maintenance contract. Turnkey revenue includes turnkey systems labor revenue, third party hardware and software, license revenue and sales from our small turnkey division. We further classify our revenue into large turnkey and small turnkey components. The large turnkey components consist mostly of our Avatar suite of products. When we are engaged in fixed price arrangements for large turnkey systems, the installations will usually extend over a six-month to a multi-year time period. The duration of the implementation depends on the size and complexity of the customer organization and the specifics of the implementation. Installations of small turnkey components are usually completed within a six-month period. Small turnkey contracts performed in the New York segment are mostly related to our Avatar methadone related products. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations. The Ohio segment is a new segment established as a result of the acquisition of Netsmart - Ohio, formerly CMHC Systems, Inc. This acquisition occurred in October 2005 and consequently operations from this acquisition are included in the results of operations for the three months ended March 31, 2006 but are not included in the comparable period for 2005. Data Center Services involves our personnel performing data entry and data processing services for customers. Application Service Provider Services involves the offering of our Avatar suite of products, our CareNet products, our InfoScribeR products and our Netsmart University, formerly ContinuedLearning, products on a virtual private network or through an internet delivery approach, thereby allowing our customers to deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements for such services.

In addition to our acquisition of CMHC, we made two other acquisitions in fiscal 2005. On April 28, 2005, we acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offered a comprehensive family of web-based training products and services, including its Learning Management System. On June 20, 2005, we acquired the assets of Addiction Management Systems, Inc (“AMS”). The results of operations from these acquisitions are also included in the results of operations for the three months ended March 31, 2006 but not the comparable period for 2005.

Our results of operations are subject to various risks and uncertainties, including those described in Item 1A, Risk Factors in both this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2005, and the market risks described in Item 7A, Quantitative and Qualitative Disclosures about Market Risks in our Form 10-K for the fiscal year ended December 31, 2005.

Three Months Ended March 31, 2006 and 2005

Results of Operations

Our total revenue for the three months ended March 31, 2006 (“the “March 2006 period”) was $13,856,000, an increase of $6,427,000, or 87%, from our revenue for the three months ended March 31, 2005 (the “March 2005 period”) which was $7,429,000. Revenue from the Netsmart - Ohio acquisition accounted for $5,214,000 or 70% of the increase in revenue from the March 2006 period to the March 2005 period.

Revenue from contracts with state and local government agencies represented 39% of revenue in the March 2006 period and 47% of revenue in the March 2005 period. This decrease was the result of the inclusion of the Netsmart - Ohio revenue, approximately 20% of which is generated from contracts with state and local government agencies.

Fixed price software development contracts, which include labor, licenses and third party resale components, accounted for 18% and 37% of consolidated revenue for the March 2006 period and the March 2005 period, respectively. This decrease is the result of a decrease in Software and Related Systems and Services revenue generated from fixed price contracts and an increase in Software and Related Systems and Services revenue generated on an as incurred basis. Our recurring revenue components, which include our maintenance contract services, our Data Center and our ASP services, accounted for 54% of our consolidated revenue for the March 2006 period as compared to 43% of consolidated revenue for the March 2005 period. This increase was primarily the result of an increase in maintenance revenue resulting from the inclusion of the operations of Netsmart - Ohio as well as an increase in both maintenance and ASP revenue, exclusive of the Netsmart - Ohio acquisition, which was partially offset by a decrease in Data Center revenue.

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

Software and Related Systems and Services - New York

Our Software and Related Systems and Services - New York revenue for the March 2006 period was $7,411,000, an increase of $1,016,000, or 16%, from our revenue for the March 2005 period, which was $6,395,000. Software and Related Systems and Services - New York revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems in the markets in which we operated prior to our acquisition of our Ohio operations in September 2005.

Within this segment are large turnkey and small turnkey components. The large turnkey components consist mostly of our Avatar suite of products. When we are engaged in fixed price arrangements for large turnkey systems, the installations will usually extend over a six-month to a multi-year time period; these installations are accounted for under the percentage of completion method. The duration of the implementation depends on the size and complexity of the customer organization and the specifics of the implementation. Installations of small turnkey components are usually completed within a six-month period; these installations are accounted for under the completed contract method. Small turnkey contracts performed in the New York segment are mostly related to our Avatar methadone related products.

The largest component of Software and Related Systems and Services - New York revenue was maintenance revenue, which increased $529,000, or 25%, to $2,683,000 in the March 2006 period from $2,154,000 in the March 2005 period. Revenue from the AMS acquisition accounted for approximately 72% of this increase. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base recurring revenue. Turnkey systems labor revenue increased $181,000, or 8%, to $2,549,000 in the March 2006 period from $2,367,000 in the March 2005 period. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. The increase in turnkey systems labor revenue was primarily due to an increase in billable time spent on contracts. Increased revenue due to increases in the average daily billing rate was nominal due to nominal change in our average daily billing rate. Revenue from third party hardware and software increased 23% to $1,361,000 in the March 2006 period, from $1,105,000 in the March 2005 period. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our software and related systems and services revenue. During the March 2006 period, the increase in revenue from third party hardware and software was the result of an increase in database software sales and pharmacy sales to various customers. License revenue decreased 9% to $458,000 in the March 2006 period from $502,000 in the March 2005 period. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. The decrease in revenue is substantially the result of a decrease in customer user count upgrade sales, as well as a decrease in large system license sales. Revenue from the sales of our small turnkey contracts increased 35% to $360,000 in the March 2006 period from $266,000 in the March 2005 period. Small turnkey contract sales relate to turnkey contracts that are less than $50,000 and are usually completed within one to six months. The increase in our small turnkey revenue for the March 2006 period is substantially due to the inclusion of sales of AMS products.

Gross profit increased 11% to $3,408,000 in the March 2006 period from $3,074,000 in the March 2005 period. Our gross profit percentage decreased to 46% in the March 2006 period from 48% in the March 2005 period. Our gross profit decreased as a result of the decrease in license revenue as well as an increase in our third party hardware and software revenue, which are typically made at lower gross margins than our other revenue components. This decrease was partially offset by improved efficiency from our maintenance division.

Software and Related Systems and Services - Ohio

The Software and Related Systems and Services-Ohio segment is a new segment established as a result of the acquisition of Netsmart - Ohio, formerly CMHC Systems, Inc. The Ohio operations commenced October 1, 2005. Netsmart - Ohio offers a full suite of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations. The small turnkey contracts are usually completed within a six-month period.

Revenue for the March 2006 period consisted of the following components; Maintenance revenue of $3,630,000, third party hardware and software revenue of $332,000, turnkey systems labor revenue of $705,000 and license revenue of $547,000.

Gross profit for the March 2006 period was $2,918,000 and our gross profit percentage was 56%.

Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fee by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $424,000 in the March 2006 period from $478,000 in the March 2005 period, representing a decrease of $54,000, or 11%. This decrease was the result of one customer discontinuing the use of our services.

Gross profit decreased 9% to $226,000 in the March 2006 period from $248,000 in the March 2005 period. Our gross margin percentage increased to 53% in the March 2006 period from 52% in the March 2005 period. This increase in gross margin percentage was the result of a reduction in the following costs: communication costs decreased $16,000, and support overhead costs decreased $21,000. These decreases in costs, which increased our gross margin percentage, were partially offset by the decrease in revenue.

Application Service Provider Services (“ASP”)

ASP Services involves the offering of our Avatar suite of products, our CareNet products, our Netsmart University products and our InfoScribeR products on a virtual private network or through an internet delivery approach, thereby allowing our customers to rapidly deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements for such services.

ASP revenue increased to $807,000 in the March 2006 period from $555,000 in the March 2005 period, representing an increase of $252,000 or 45%. This increase is the result of the inclusion of our Netsmart University revenue, as well as increases in our CareNet and InfoScriber customer base.

Gross profit for the March 2006 period was $314,000 and for the March 2005 period was $279,000. The gross margin percentage was 39% for the March 2006 period and 50% for the March 2005 period. Although revenue increased, the gross profit and gross margin percentage did not increase proportionally due to the increased costs associated with the Netsmart University operations, which amounted to $172,000 in the March 2006 period. These costs represent the required baseline costs to support the ContinuedLearning operation. We expect that as revenue from Netsmart University increases gross profit and margins for this segment will increase accordingly.

Operating Expenses

Selling, general and administrative expenses were $4,423,000 in the March 2006 period, reflecting an increase of $2,435,000, or 123%, from $1,988,000 in the March 2005 period. Approximately $1,412,000 or 58% of this increase was related to the selling, general and administrative costs associated with Netsmart - Ohio. These costs consist of : (1) general and administrative costs totaling $813,000, of which the major cost components are as follows - accounting, human resources and administrative salaries and fringe $156,000, accounting fees $85,000, rent and real estate taxes related to the Ohio facility $182,000, reserve for bad debts $25,000, consulting costs $32,000 and equipment costs and maintenance $54,000 and (2) sales and marketing costs totalling $796,000, of which the major cost components are as follows - salaries $524,000, commissions $76,000 and travel and lodging $67,000. The remaining increases beyond the Netsmart - Ohio costs were in: sales and marketing salaries and fringe costs, which increased by $193,000; commissions, which increased $120,000; sales and marketing travel and lodging costs which increased by $46,000; general administrative salaries and fringe costs, which increased $176,000; amortization of customer lists and contract backlog related to various acquisitions which increased by $249,000; general insurance costs which increased by $46,000; recruitment costs which increased by $24,000; legal costs which increased by $27,000; and provision for bonuses which increased by $40,000.

We incurred research, development and maintenance expenses of $1,556,000 in the March 2006 period, an increase of $485,000, or 45%, from $1,070,000 in the March 2005 period. Approximately $602,000 of research, development and maintenance expenses related to the Netsmart - Ohio operations. The remaining increase in research, development and maintenance expenses of approximately $116,000 was the result of redirecting resources towards revenue generating efforts.

Interest expense was $57,000 in the March 2006 period, an increase of $37,000, or 188%, from the $20,000 in March 2005 period. On October 7, 2005, we borrowed $2,500,000 pursuant to a term loan advanced under a new revolving credit and term loan agreement. The increase in interest expense was the result of the increased borrowings under this term loan.

Interest income was $91,000 in the March 2006 period, an increase of $34,000, or 60%, from $57,000 in the March 2005 period. This increase is the result an increase in interest rates. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from our term loan, as well as cash generated from operations and, in the 2006 period, from financing activities.

We have a net operating loss tax carry forward of approximately $3.6 million at March 31, 2006. In the March 2006 period, we recorded a current income tax expense of $233,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision also consists of a deferred tax provision of $179,000. In the March 2005 period, we recorded a current income tax expense of $79,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision also consists of a deferred tax provision of $137,000.

As a result of the foregoing factors, in the March 2006 period, we had net income of $510,000, or $.08 per share, basic and diluted. For the March 2005 period, we had net income of $363,000, or $.07 per share, basic and diluted.

Liquidity and Capital Resources

We had working capital of approximately $4.9 million at March 31, 2006 as compared to working capital of approximately $4.1 million at December 31, 2005. This increase of approximately $800,000 in working capital was the result of the following: our net income, after adding back depreciation and amortization and other non-cash charges, which totaled $1,595,000; and net proceeds from the exercise of stock options of $82,000. These increases were partially offset by $354,000 for the acquisition of equipment, $306,000 for a decrease in the current portions of the deferred tax asset and liability, $304,000 for a goodwill adjustment relating to deferred revenue and $91,000 of additional costs related to the private placement effort. The remaining increase in working capital of $174,000 was due to changes in other current assets and liabilities.

In October 2005, we entered into a revolving credit and term loan agreement with the Bank of America, which was amended as of December 31, 2005 (as so amended, the “Credit Agreement”). This financing provides us with a five-year term loan of $2.5 million. The term loan bears interest at LIBOR plus 2.25%. We have entered into an interest rate swap agreement with the Bank for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.1% in order to reduce the interest rate risk associated with these borrowings. On October 7, 2005, we borrowed the full amount of the $2,500,000 term loan. The revolving credit facility provides for borrowings of up to $2,500,000. Any amounts borrowed under this arrangement will bear interest at a rate per annum to be elected by us, equal to either (1) the LIBOR Rate plus 2.00% or (2) the Bank's prime rate. We have not borrowed any amounts under the revolving credit facility. The amount outstanding under the Term Loan Agreement at March 31, 2006 is $2,292,000. There is no amount outstanding on the revolving credit agreement as of March 31, 2006.

The terms of the Credit Agreement require compliance with certain covenants, including maintaining a minimum tangible net worth of $2,250,000 until March 31, 2006 with provisions for increases in future periods, minimum cash reserves of $5,000,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of March 31, 2006, the Company was in compliance with the financial covenants of the Credit Agreement.

In September 2001, we entered into the 2001 Term Loan Agreement with Bank of America (formerly Fleet Bank). This financing provides us with a five-year term loan of $2.5 million. The current term loan bears interest at LIBOR plus 2.5%. We have entered into an interest rate swap agreement with the bank for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.95% in order to reduce the interest rate risk associated with these borrowings. The amount outstanding at March 31, 2006 is $125,000.

The terms of the 2001 Term Loan Agreement require compliance with certain covenants, including maintaining a minimum net equity of $9 million, minimum cash reserves of $500,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of March 31, 2006, we were in compliance with the financial covenants of the 2001 Term Loan Agreement.

We issued a note payable to Shuttle Data Systems Corporation, d/b/a Adia Information Management Corp. in connection with our acquisition of CareNet. This three year promissory note is payable in 36 equal monthly installments of principal plus interest at the prime rate plus 1%. We have made the required principal and interest payments on the note and the principal amount outstanding at March 31, 2006 is $42,000.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash, our securities, or a combination of cash and securities. If we fail to make any acquisitions our future growth will be limited to only internal growth. We are continually seeking acquisitions that will add complementary products to our offerings and that will provide value for the markets we serve. As of the date of this Form 10-Q quarterly report, we did not have any formal or informal agreements or understandings with respect to any material acquisitions.

Based on our outstanding contracts and our continuing business, we believe that our cash flow from operations and our cash on hand will be sufficient to enable us to fund our operations for at least the next twelve months. It is possible that we may need additional funding if we go pursue certain acquisitions or if our business does not develop as we anticipate, or if our expenses, including our software development costs relating to our expansion of our product line and our marketing costs for seeking to expand the market for our products and services to include smaller clinics and facilities and sole group practitioners, exceed our expectations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes, as of March 31, 2006, our obligations and commitments to make future payments under debt, capital leases, operating leases and other long-term liabilities:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Long Term Debt[1]	$2,458,373	$666,705	$1,000,000	$791,668	$--
Capital Lease Obligations[2]	46,557	44,126	2,431	--	--
Operating Leases[3]	9,107,648	1,363,101	2,226,946	2,028,954	3,488,647
Other Long-Term Liabilities[3]	1,508,241	746,344	745,959	15,938	--
Total Contractual and Other Long-Term Obligations	$13,120,819	$2,820,276	$3,975,336	$2,836,560	$3,488,647

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

ISSUES AND UNCERTAINTIES

This Quarterly Report on Form 10-Q contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those described under Item 1A. “Risk Factors” in this Form 10-Q and our Form 10-K for 2005 and those described elsewhere in this report, which, among others, should be considered in evaluating our financial outlook. See also “Forward-Looking Statements” below.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described in this Form 10-Q and in our Form 10-K annual report for the year ended December 31, 2005 and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates. Our debt is at fixed rates of interest after completing an interest rate swap agreement, which effectively converted our variable rate debt at March 31,2006 into a fixed rate debt of 7.95%. Therefore, if the LIBOR rate plus 2.5% increases above 7.95%, it may have a positive effect on our comprehensive income.

Most of our cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If short-term market interest rates decrease by 10% from the levels at March 31, 2006, the effect on our net income would be a decrease of approximately $33,000 per year.

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

As a result of the CMHC acquisition, the company is currently evaluating its operations and, commencing in fiscal 2006, integrating the New York and Ohio operations. In doing so, we have chosen to use the most efficient processes and internal controls of the two operations in each location. This includes combining sales, marketing and certain administrative functions for greater efficiency of operation.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussions in “Risk Factors, “ “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our Form 10-K for 2005 and in this Form 10-Q.

Because we are particularly dependent upon government contracts, any decrease in funding for entitlement programs could result in decreased revenue.

We market our health information systems principally to behavioral health facilities, many of which are operated by state and local government entities and include entitlement programs. During the March 2006 period, we generated 39% of our revenue from contracts that are directly or indirectly with government agencies, as compared to 47% in the March 2005 period. Government agencies generally have the right to cancel certain contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our revenue would decline if state agencies reduce this funding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSMART TECHNOLOGIES, INC.

	Chief Executive Officer	May __, 2006
(Principal Executive Officer)
James L. Conway

	Chief Financial Officer	May __, 2006
Anthony F. Grisanti	(Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.