Form 10-Q/A
period 2006-03-31
NETSMART TECHNOLOGIES INC
filed 2006-05-15
CIK 1011028

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

NETSMART TECHNOLOGIES, INC.

	Chief Executive Officer	May 11, 2006
/s/ James L. Conway	(Principal Executive Officer)
James L. Conway

/s/ Anthony F. Grisanti	Chief Financial Officer	May 11, 2006
Anthony F. Grisanti	(Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.