Form 10-Q
period 2006-06-30
NETSMART TECHNOLOGIES INC
filed 2006-08-09
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2006
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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes  ☒ No

Number of shares of common stock outstanding as of August 1, 2006:	6,544,937

Netsmart Technologies, Inc. and Subsidiaries

Index

Page

Part I: - Financial Information:

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets - June 30, 2006 (Unaudited)
and December 31, 2005	1-2

Condensed Consolidated Statements of Income - (Unaudited)
Six Months Ended June 30, 2006 and 2005 and Three Months
Ended June 30, 2006 and 2005	3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
Six Months Ended June 30, 2006 and 2005	4-5

Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)
Six Months Ended June 30, 2006	6

Notes to Condensed Consolidated Financial Statements	7-15

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	16-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

Part II Other Information	30

Item 6. Exhibits and Reports on Form 8-K	30

Item 1. Financial Statements

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)

Assets:
Current Assets:
Cash and Cash Equivalents	$11,289,967	$11,445,525
Accounts Receivable - Net	13,454,792	11,524,811
Costs and Estimated Profits in Excess
of Interim Billings	2,512,231	1,811,986
Deferred taxes	831,350	1,594,863
Other Current Assets	1,391,449	1,466,577

Total Current Assets	29,479,789	27,843,762

Property and Equipment - Net	2,655,527	2,665,429

Other Assets:
Goodwill	19,200,911	18,735,751
Capitalized Software Costs - Net	5,817,034	6,534,551
Customer Lists - Net	7,583,351	8,110,864
Contract Backlog - Net	125,500	379,500
Other Assets	178,777	351,997

Total Other Assets	32,905,573	34,112,663

Total Assets	$65,040,889	$64,621,854

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
Liabilities and Stockholders' Equity:
Current Liabilities:
Current Portion - Long Term Debt	$500,000	$833,369
Current Portion Capital Lease Obligations	28,625	61,315
Accounts Payable	1,655,219	2,013,968
Accrued Expenses	3,030,511	2,916,021
Interim Billings in Excess of Costs and Estimated
Profits	8,223,062	7,938,422
Deferred Revenue	9,564,039	10,037,813

Total Current Liabilities	23,001,456	23,800,908

Long Term Debt - Less current portion	1,666,664	1,916,667
Capital Lease Obligations - Less current portion	2,431	9,521
Interest Rate Swap at Fair Value	—	7,812
Deferred Tax Liability	1,888,090	2,118,603
Deferred Rent Payable	492,620	482,048

Total Non Current Liabilities	4,049,805	4,534,651

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock - $.01 Par Value, 3,000,000
Shares Authorized; None issued and outstanding	—	—

Common Stock - $.01 Par Value; Authorized
15,000,000 Shares; Issued and outstanding
6,777,150 and 6,544,937 shares at
June 30, 2006 and 6,719,517 and 6,487,943
shares at December 31, 2005	67,771	67,195

Additional Paid in Capital	40,623,617	39,997,558
Accumulated Comprehensive Income (Loss) - Interest
Rate Swap	27,677	(7,812)
Deferred Stock Compensation	(194,833)	—
Accumulated Deficit	(759,890)	(2,004,132)
	39,764,342	38,052,809
Less: cost of shares of Common Stock held
in treasury - 232,213 shares at June 30, 2006
and 231,574 at December 31, 2005	1,774,714	1,766,514

Total Stockholders’ Equity	37,989,628	36,286,295

Total Liabilities and Stockholders’ Equity	$65,040,889	$64,621,854

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2006	2005	2006	2005
Revenues:
Software and Related
Systems and Services:
Turnkey Systems	$12,920,232	$8,663,661	$6,609,649	$4,422,905
Maintenance Contract Services	12,656,307	4,445,033	6,342,237	2,290,914

Application Service Provider Services	1,684,010	1,133,046	876,995	577,625

Data Center Services	882,413	946,258	458,104	467,853

Total Revenues	28,142,962	15,187,998	14,286,985	7,759,297

Cost of Revenues:
Software and Related
Systems and Services:
Turnkey Systems	8,509,010	4,500,663	4,333,503	2,240,336
Maintenance Contract Services	4,372,399	2,111,381	2,249,294	1,050,622

Application Service Provider Services	967,718	664,082	474,222	387,234

Data Center Services	403,346	449,624	205,193	218,881

Total Cost of Revenues	14,252,473	7,725,750	7,262,212	3,897,073

Gross Profit	13,890,489	7,462,248	7,024,773	3,862,224

Selling, General and
Administrative Expenses	8,693,036	4,358,585	4,269,920	2,370,473
Research, Development and Maintenance	2,970,784	1,969,303	1,415,097	898,921

Total	11,663,820	6,327,888	5,685,017	3,269,394

Operating Income	2,226,669	1,134,360	1,339,756	592,830

Interest and Other Income	178,006	145,694	86,609	88,405

Interest and Other Expense	107,433	37,433	50,792	17,796

Income before Income Tax	2,297,242	1,242,621	1,375,573	663,439

Income Tax	1,053,000	430,000	641,000	214,000

Net Income	$1,244,242	$812,621	$734,573	$449,439

Earnings Per Share (“EPS”)of Common
Stock Basic EPS	$.19	$.15	$.11	$.08

Weighted Average Number of Shares of
Common Stock Outstanding	6,509,355	5,354,968	6,524,232	5,371,607

Diluted EPS	$.18	$.15	$.11	$.08

Weighted Average Number of Shares of
Common Stock and Common Stock
Equivalents Outstanding	6,802,922	5,570,611	6,824,745	5,584,448

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net Income	$1,244,242	$812,621

Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,116,765	853,017
Provision for Doubtful Accounts	227,500	337,000
Deferred Income Taxes	533,000	291,000
Vested Option Expense	69,569	—

Changes in Assets and Liabilities:
[Increase] Decrease in:
Accounts Receivable	(2,157,481)	2,494,698
Costs and Estimated Profits in
Excess of Interim Billings	(700,245)	(194,072)
Other Current Assets	75,128	(144,004)
Other Assets	216,314	(7,730)

Increase [Decrease] in:
Accounts Payable	(358,749)	(103,167)
Accrued Expenses	203,331	(398,210)
Interim Billings in Excess of
Costs and Estimated Profits	284,640	(579,823)
Deferred Revenue	(777,775)	22,927
Deferred Rent Payable	10,572	19,623

Total Adjustments	(257,431)	2,591,259

Net Cash Provided by
Operating Activities	986,811	3,403,880

Investing Activities:
Acquisition of Property and Equipment & Software	(578,250)	(229,501)
Business Acquisitions	(250,000)	(2,914,766)

Net Cash Used In Investing Activities	(828,250)	(3,144,267)

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	Six Months Ended June 30,
	2006	2005
Financing Activities:
Payment of Capitalized Lease Obligations	$(39,780)	$(31,588)
Net Proceeds from Stock Options Exercised	458,130	53,196
Costs Related to Private Placement	(149,097)	—
Payments of Term Loans	(583,372)	(333,329)

Net Cash Used in Financing Activities	(314,119)	(311,721)

Net (Decrease) Increase in Cash
and Cash Equivalents	(155,558)	(52,108)

Cash and Cash Equivalents -
Beginning of Period	11,445,525	16,411,735

Cash and Cash Equivalents -
End of Period	$11,289,967	$16,359,627

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$111,272	$39,437
Income Taxes	$465,137	$170,063

Non Cash Investing and Financing Activities:

The fair value of the interest rate swap decreased by $35,489 for the six months ended June 30, 2006. The fair value of the interest rate swap decreased by $10,144 for the six months ended June 30, 2005.

During the six months ended June 30, 2006, the Company received 639 shares of its common stock in consideration for the exercise of certain stock options. The value of the shares received was $8,200, which was the market value of the common stock on the date of exercise.

During the six month period ended June 30, 2006, the Company evaluated the assets acquired from CMHC and increased by deferred revenue by $304,001 and accrued expenses by $161,159 resulting in an increase to goodwill of $465,160.

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (UNAUDITED)

	Common Stock		Additional Paid-in Capital Common	Accumulated	Accumulated Comprehensive Loss Interest Rate	Deferred Stock	Comprehensive	Treasury Shares		Total Stockholders’
	Shares	Amount	Stock	Deficit	Swap	Compensation	Income	Shares	Amount	Equity

Balance - January 1, 2006	6,719,517	$67,195	$39,997,558	$(2,004,132)	$(7,812)	$—	$—	231,574	$(1,766,514)	$36,286,295

Common Stock Issued - Exercise of Options	54,144	541	465,789	—	—	—	—	639	(8,200)	458,130

Shares Issued for Services	3,489	35	44,965	—	—	—	—	—	—	45,000

Change in Fair Value of Interest Rate Swap	—	—	—	—	35,489	—	35,489	—	—	35,489

Costs Related to 2005 Private Placement	—	—	(149,097)	—	—	—	—	—	—	(149,097)

Fair Value of Options	—	—	264,402	—	—	(264,402)	—	—	—	—

Amortization of Deferred Stock Compensation	—	—	—	—	—	69,569	—	—	—	69,569

Net Income	—	—	—	1,244,242	—	—	1,244,242	—	—	1,244,242

Balance - June 30, 2006	6,777,150	$67,771	$40,623,617	$(759,890)	$27,677	$(194,833)	$1,279,731	232,213	$(1,774,714)	$37,989,628

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Netsmart Technologies, Inc. and its subsidiaries Netsmart New York, Inc. (formerly Creative Socio-Medics Corporation), and Netsmart Ohio, Inc. (formerly CMHC Systems, Inc.) (collectively, unless the context otherwise indicates, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

(2) Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Numerator:
Net income	$1,244,242	$812,621	$734,573	$449,439

Denominator:
Weighted average shares	6,509,355	5,354,968	6,524,232	5,371,607
Effect of dilutive securities:
Employee stock options	270,146	215,643	275,815	212,841
Warrants	23,421	—	24,698	—

Denominator for diluted earnings
per share-adjusted weighted
average shares after assumed
conversions	6,802,922	5,570,611	6,824,745	5,584,448

Options to purchase 40,500 shares of the Company’s common stock that were outstanding as of June 30, 2006 were not included in the calculation of diluted earnings per share for the six and three months ended June 30, 2006 since such inclusion would have been antidilutive.

Options to purchase 9,792 shares of the Company’s common stock that were outstanding as of June 30, 2005 were not included in the calculation of diluted earnings per share for the six and three months ended June 30, 2005 since such inclusion would have been antidilutive.

(3) Stock Options and Similar Equity Instruments

At June 30, 2006, the Company had three stock-based employee compensation plans. The 1998 Long-Term Incentive Plan (the “1998 Plan”), as amended, the 1999 Long-Term Incentive Plan (the “1999 Plan”) and the 2001 Long-Term Incentive Plan (the “2001 Plan”), as amended. The 2001 Plan was approved by the stockholders on March 7, 2002 and originally provided for the issuance of 180,000 shares of common stock. In January 2003, the 2001 Plan was amended and approved by the stockholders to provide for an increase in the number of shares subject to the plan from 180,000 to 550,000. In May 2004, the 2001 Plan was further amended and approved by the stockholders to provide an increase in the number of shares subject to the plan from 550,000 to 950,000. In July, 2005, the plan was amended and approved by the stockholders to provide an increase in the number of shares subject to the plan from 950,000 to 1,350,000. The maximum shares issuable by the Company are 790,000, 300,000 and 1,350,000 shares of Common Stock pursuant to the 1998 Plan, the 1999 Plan and the 2001 Plan, respectively. The options, when granted vest ratably over one year except for the 400,000 options granted in July 2005, which vested prior to December 31, 2005. At June 30, 2006 there were no shares available for further issuance under any of the 1998 Plan, the 1999 Plan and 2001 Plan, respectively.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), using the modified-prospective-transition method. As a result, the Company’s income before taxes for the six and three months ended June 30, 2006 is $69,569 and $48,694, respectively, lower than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25.

The Company has $194,833 of stock based compensation expense remaining to be expensed over the period July 2006 through October 2008.

A summary of the option activity under the plans as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:
Options
	2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	945,476	$8.758
Granted	10,500	$13.860
Exercised	(38,320)	$7.627
Forfeited or Expired	—	$—
Outstanding at June 30,	917,647	$8.863	3.36 Years	$3,823,671
Exercisable at June 30,	894,314	$8.709	3.33 Years	$3,823,671

A summary of the option activity of Nonvested Shares at June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

	2006	Weighted Average Grant Date Fair Value
Nonvested at January 1,	28,333	$14.770
Vested	(5,000)	$14.770
Forfeited
Nonvested at June 30,	23,333	$14.770

The total fair value of shares vested during the six months ended June 30, 2006 was $41,750.

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method during 2006 with the following weighted average assumptions:

Six Months Ended June 30, 2006
Expected Life (Years)	1.77
Risk Free Rate	4.82%
Expected Dividends	0%
Volatility	29%

The weighted average fair value of options at date of grant using the fair value based method during 2006 is estimated at $2.65. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $192,429.

As permitted under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amended SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25 for the periods up to and including December 31, 2005. No stock-based employee compensation cost is reflected in net income for periods prior to December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for periods prior to December 31, 2005.

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
	(Unaudited)	(Unaudited)

Net Income as Reported	$812,621	$449,439

Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax effect	471,638	159,806

Pro Forma Net Income	$340,983	$289,633

Basic Net Income Per Share as Reported	$.15	$.08

Basic Pro Forma Net Income Per Share	$.06	$.05

Diluted Net Income Per Share as Reported	$.15	$.08

Diluted Pro Forma Net Income Per Share	$.06	$.05

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

(4) Acquisitions

In 2005, the Company completed acquisitions of three companies with products and services complementary to our existing offerings. We acquired Continued Learning (“CL”), a Florida-based provider of online training services on April 28, 2005. On June 20, 2005, we acquired Addiction Management Systems, Inc (“AMS”), which solidified our position as one of the nation’s largest suppliers of automated computerized methadone dispensing systems. In September 2005, we completed the acquisition of CMHC Systems (“CMHC”), a leading competitor in the behavioral healthcare software market. During the six-month period ended June 30, 2006, the Company evaluated the assets and liabilities acquired from CMHC and increased deferred revenue by $304,001 and accrued expenses by $161,159 resulting in an increase to goodwill of $465,160.

With respect to the CL acquisition, the purchase agreement provided for a potential additional purchase price payment of up to $250,000 if certain revenue targets were met within one year. At December 31, 2005, the Company recognized the full $250,000 of this additional payment, which was included in accrued expenses. This amount has been paid as of June 30, 2006.

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
	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
	(in thousands except share and per share amounts)	(in thousands except share and per share amounts)
Revenue	$29,118	$14,317
Net Income	1,106	521
Net Income Per Share
Basic	$0.18	$.08
Diluted	$0.17	$.08
Weighted Average Number of Shares of Common Stock Outstanding	6,300,703	6,317,342
Weighted Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding	6,516,346	6,530,183

(5) Income Taxes

The provision for income taxes for the six months ended June 30, 2006, consists of a current tax provision of $520,000 and a deferred tax provision of approximately $533,000. The provision for income taxes for the six months ended June 30, 2005, consists of a current tax provision of $139,000 and a deferred tax provision of approximately $291,000. The provision for income taxes for the three months ended June 30, 2006, consists of a current tax provision of $287,000 and a deferred tax provision of approximately $354,000. The provision for income taxes for the three months ended June 30, 2005, consists of a current tax provision of $60,000 and a deferred tax provision of approximately $154,000.

(6) Stockholders’ Equity

During the six months ended June 30, 2006, options to purchase 54,144 shares were exercised and the Company received gross proceeds of $466,330. Pursuant to option grants, employees have the right to pay for the exercise price of the options by delivering “mature” shares of common stock owned by them. Included in the proceeds received upon the exercise of options, was 639 shares of the Company’s common stock. The value of the shares received was $8,200, which was based upon the market value of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company’s stock option plans.

On April 1, 2006, 10,500 options were granted to outside members of our Board of Directors, as stipulated in the 2001 Long - Term Incentive Plan. These options were granted at a price of $13.86 per share for each option, which was equal to the fair market value at the date of grant, in accordance with the terms if the 2001 Long-Term Incentive Plan. The options granted vested immediately.

In June 2006, the Company issued 3,489 shares of its Common stock in connection with an investor relations agreement whereby the Company would pay consulting fees in addition to the stock. These shares, which were valued at $12.90, the fair market value at the date of grant, represented the cost of the services based upon the contractual agreement.

(7) Operating Segments

The Company currently classifies its operations in four business segments: (1) Software and Related Systems and Services - NY, (2) Software and Related Systems and Services - Ohio, (3) Data Center Services and (4) Application Service Provider Services (“ASP”). Software and Related Systems and Services - Ohio is a new segment resulting from its acquisition in September 2005. NTST-Ohio offers a full suite of behavioral healthcare information management software for mental health, substance abuse and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. Software and Related Systems and Services for both the NY and Ohio segments refer to the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and out patient environments, as well as clinical documentation and medical record generation and management. Within these segments are large turnkey and small turnkey components. The large turnkey components consist mostly of the Avatar suite of products. When the Company is engaged in a fixed price arrangement, these installations will usually extend over a six-month to a multi-year time period. The duration of the implementation is dependent on the size and complexity of the customer organization and the specifics of the implementation. The small turnkey components are usually completed within a six-month period. Small turnkey contracts performed in the New York segment are mostly related to the Avatar methadone related products. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations.

Data Center Services involve Company personnel performing data entry and data processing services for customers. ASP services involve the Company offering several of it software products on a virtual private network or internet delivery approach, thereby allowing its customers to utilize the Company’s products and pay on a monthly service basis.

Intersegment sales and sales outside the United States are not material. Information concerning the Company’s business segments is as follows:

	Netsmart -NY Software and Related Systems and Services	Data Center	Application Service Provider	Netsmart - Ohio Software Related Systems and Services	Total
Six Months Ended June 30, 2006

Revenue
Large Turnkey	$8,659,041				$8,659,041
Small Turnkey	820,365			3,440,826	4,261,191
Maintenance	5,322,759			7,333,548	12,656,307
Other	—	882,413	1,684,010		2,566,423
Total	$14,802,165	$882,413	$1,684,010	$10,774,374	$28,142,962

Income before Income Taxes	$691,885	$185,291	$(14,186)	$1,434,252	$2,297,242

Total Identifiable Assets at June 30, 2006	$27,025,500	$1,799,904	$4,278,481	$31,937,004	$65,040,889

Six Months Ended June 30, 2005

Revenue
Large Turnkey	$8,291,364			$—	$8,291,364
Small Turnkey	372,297			—	372,297
Maintenance	4,445,033			—	4,445,033
Other		946,258	1,133,046	—	2,079,304
Total	$13,108,694	$946,258	$1,133,046	$—	$15,187,998

Income before Income Taxes	$927,239	$266,987	$48,395	$—	$1,242,621

Total Identifiable Assets at June 30, 2005	$31,735,429	$2,373,467	$4,245,409	$—	$38,354,305

	Netsmart -NY Software and Related Systems and Services	Data Center	Application Service Provider	Netsmart - Ohio Software Related Systems and Services	Total
Three Months Ended June 30, 2006

Revenue
Large Turnkey	$4,291,380				$4,291,380
Small Turnkey	460,842			1,857,427	2,318,269
Maintenance	2,639,351			3,702,886	6,342,237
Other	—	458,104	876,995		1,335,099
Total	$7,391,573	$458,104	$876,995	$5,560,313	$14,286,985

Income before Income Taxes	$496,209	$102,548	$30,646	$746,170	$1,375,573

Three Months Ended June 30, 2005

Revenue
Large Turnkey	$4,316,903			$—	$4,316,903
Small Turnkey	106,002			—	106,002
Maintenance	2,290,914			—	2,290,914
Other	—	467,853	577,625	—	1,045,478
Total	$6,713,819	$467,853	$577,625	$—	$7,759,297

Income before Income Taxes	$927,239	$266,987	$48,395	$—	$1,242,621

(7) New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company's financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently unable to determine such effects.

(8) Subsequent Event

On August 1 2006, the Company acquired certain assets, including computer software, customer lists and computer equipment of QS Technologies, Inc. (“QS”) for an initial payment of $1,900,000 in cash and a $1,435,000 promissory note, together with the assumption of approximately $1,800,000 in net liabilities, consisting principally of deferred revenue. The transaction also provides for potential additional payments to the seller of up to $1,450,000 in 2008, contingent upon the attainment of performance milestones by the QS business through 2007. QS Technologies delivers enterprise-wide public health solutions and vital records software to 70 public health agencies, including nine states. The Company also assumed the facility lease of QS in Greenville, South Carolina. This lease has a total square footage of 5,761, is non cancelable and expires on February 23, 2011. The annual rent is $80,106 and is subject to escalation clauses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our operations are grouped into four segments:

●	Software and Related Systems and Services - New York
●	Software and Related Systems and Services - Ohio
●	Data Center Services (service bureau services)
●	Application Service Provider Services (ASP)

Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions, including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. We perform these services in both the New York and Ohio segments. Within these segments, we recognize revenue based on the nature of the products and services sold, for example, a turnkey system, a consulting contract or a maintenance contract. Turnkey revenue includes turnkey systems labor revenue, third party hardware and software revenue, license revenue and sales from our small turnkey division. We further classify our revenue into large turnkey and small turnkey components. The large turnkey components consist mostly of our Avatar suite of products. When we are engaged in fixed price arrangements for large turnkey systems, the installations will usually extend over a six-month to a multi-year time period. The duration of the implementation depends on the size and complexity of the customer organization and the specifics of the implementation. Installations of small turnkey components are usually completed within a six-month period. Small turnkey contracts performed in the New York segment are mostly related to our Avatar methadone related products. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations. The Software and Related Systems and Services - Ohio segment is a new segment established as a result of the acquisition of Netsmart - Ohio, formerly CMHC Systems, Inc. This acquisition occurred in October 2005 and consequently operations from this acquisition are included in the results of operations for the six months ended June 30, 2006 but are not included in the comparable period for 2005. Data Center Services involves our personnel performing data entry and data processing services for customers. Application Service Provider Services involves the offering of our Avatar suite of products, our CareNet products, our InfoScribeR products and our Netsmart University, formerly ContinuedLearning, products on a virtual private network or through an internet delivery approach, thereby allowing our customers to deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements for such services.

In addition to our acquisition of CMHC, we made two other acquisitions in fiscal 2005. On April 28, 2005, we acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offered a comprehensive family of web-based training products and services, including its Learning Management System. On June 20, 2005, we acquired the assets of Addiction Management Systems, Inc (“AMS”). The results of operations from these acquisitions are also included in the results of operations for the six months ended June 30, 2006 but not the comparable period for 2005.

Our results of operations are subject to various risks and uncertainties, including those described in Item 1A, “Risk Factors” in both this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2005, and the market risks described in Item 7A, Quantitative and Qualitative Disclosures about Market Risks in our Form 10-K for the fiscal year ended December 31, 2005.

Six Months Ended June 30, 2006 and 2005

Results of Operations

Our total revenue for the six months ended June 30, 2006 (“the “June 2006 period”) was $28,143,000, an increase of $12,955,000, or 85%, from our revenue for the six months ended June 30, 2005 (the “June 2005 period”) which was $15,188,000. Revenue from the Netsmart - Ohio acquisition accounted for $10,774,000 or 83% of the increase in revenue from the June 2006 period to the June 2005 period. Revenue from the AMS acquisition accounted for $987,000 or 8% of the increase in revenue from the June 2006 period to the June 2005 period.

Revenue from contracts with state and local government agencies represented 37% of revenue in the June 2006 period and 48% of revenue in the June 2005 period. This decrease was the result of the inclusion of the Netsmart - Ohio revenue, approximately 20% of which is generated from contracts with state and local government agencies.

Fixed price software development contracts, which include labor, licenses and third party resale components, accounted for 16% and 33% of consolidated revenue for the June 2006 period and the June 2005 period, respectively. This decrease is the result of a decrease in Software and Related Systems and Services revenue generated from fixed price contracts and an increase in Software and Related Systems and Services revenue generated on an as incurred basis. Our recurring revenue components, which include our maintenance contract services, our Data Center and our ASP services, accounted for 54% of our consolidated revenue for the June 2006 period as compared to 43% of consolidated revenue for the June 2005 period. This increase was primarily the result of an increase in maintenance revenue resulting from the inclusion of the operations of Netsmart - Ohio, as well as an increase in both maintenance and ASP revenue, exclusive of the Netsmart - Ohio acquisition, which was partially offset by a decrease in Data Center revenue.

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

Software and Related Systems and Services - New York

Our Software and Related Systems and Services - New York revenue for the June 2006 period was $14,802,000, an increase of $1,693,000, or 13%, from our revenue for the June 2005 period, which was $13,109,000. Software and Related Systems and Services - New York revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems in the markets in which we operated prior to our acquisition of our Ohio operations in September 2005.

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

The largest component of Software and Related Systems and Services - New York revenue was maintenance revenue, which increased $878,000, or 20%, to $5,323,000 in the June 2006 period from $4,445,000 in the June 2005 period. Revenue from the AMS acquisition accounted for approximately 88% of this increase. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base of recurring revenue. Turnkey systems labor revenue increased $175,000, or 3%, to $5,184,000 in the June 2006 period from $5,009,000 in the June 2005 period. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. An increase of $260,000 in turnkey systems labor revenue was primarily due to an increase in billable time spent on contracts. This increase was partially offset by $84,000 due to a 2% decrease in our average daily billing rate. Revenue from third party hardware and software increased 12% to $2,561,000 in the June 2006 period, from $2,294,000 in the June 2005 period. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our software and related systems and services revenue. During the June 2006 period, the increase in revenue from third party hardware and software was the result of an increase in database software sales and pharmacy related sales to various customers. License revenue decreased 8% to $914,000 in the June 2006 period from $989,000 in the June 2005 period. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. The decrease in revenue is substantially the result of a decrease in customer user count upgrade sales, as well as a decrease in large system license sales. Revenue from the sales of our small turnkey contracts increased 120% to $820,000 in the June 2006 period from $372,000 in the June 2005 period. Small turnkey contract sales relate to turnkey contracts that are less than $50,000 and are usually completed within one to six months. The increase in our small turnkey revenue for the June 2006 period is substantially due to the inclusion of sales of AMS products.

Gross profit increased 5% to $6,842,000 in the June 2006 period from $6,497,000 in the June 2005 period. Our gross profit percentage decreased to 46% in the June 2006 period from 50% in the June 2005 period. Our gross profit percentage decreased as a result of the decrease in license revenue as well as an increase in our third party hardware and software revenue, which are typically made at lower gross margins than our other revenue components. This decrease was partially offset by improved efficiency from our maintenance division.

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

Revenue for the June 2006 period consisted of the following components: Maintenance revenue of $7,334,000, third party hardware and software revenue of $898,000, turnkey systems labor revenue of $1,384,000 and license revenue of $1,159,000.

Gross profit for the June 2006 period was $5,853,000 and our gross profit percentage was 54%.

Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fee by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $882,000 in the June 2006 period from $946,000 in the June 2005 period, representing a decrease of $64,000, or 7%. This decrease was the result of one customer discontinuing the use of our services.

Gross profit decreased 4% to $479,000 in the June 2006 period from $497,000 in the June 2005 period. Our gross margin percentage increased to 54% in the June 2006 period from 53% in the June 2005 period. This increase in gross margin percentage was the result of a reduction in the following costs: communication costs decreased $25,000, and support overhead and facility costs decreased $29,000. These decreases in costs, which increased our gross margin percentage, were partially offset by a $10,000 increase in salary and fringe cost as well as the decrease in revenue mentioned above.

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

ASP revenue increased to $1,684,000 in the June 2006 period from $1,133,000 in the June 2005 period, representing an increase of $551,000 or 49%. This increase is primarily the result of the inclusion of our Netsmart University revenue, as well as increases in our CareNet, Avatar ASP services and InfoScriber customer base.

Gross profit for the June 2006 period was $716,000 and for the June 2005 period was $469,000, representing an increase of $247,000, or 53%. The gross margin percentage was 43% for the June 2006 period and 41% for the June 2005 period. Although revenue increased, the gross profit and gross margin percentage did not increase proportionally due to the increased costs associated with the Netsmart University operations, which amounted to $218,000 in the June 2006 period. These costs represent the required baseline costs to support the Netsmart University operation. We expect that as revenue from Netsmart University increases, gross profit and margins for this segment will increase accordingly.

Operating Expenses

Selling, general and administrative expenses were $8,693,000 in the June 2006 period, reflecting an increase of $4,334,000, or 99%, from $4,359,000 in the June 2005 period. Approximately $2,926,000 or 67% of this increase was related to the selling, general and administrative costs associated with Netsmart - Ohio. These costs consist of : (1) general and administrative costs totaling $1,332,000, of which the major cost components are as follows - accounting, human resources and administrative salaries and fringe costs $253,000, rent and real estate taxes related to the Ohio facility $293,000, reserve for bad debts $77,000, customer list and contract backlog amortization $387,000 and equipment costs and maintenance $103,000 and (2) sales and marketing costs totaling $1,594,000, of which the major cost components are as follows - salaries and fringe $947,000, commissions $201,000, trade shows $144,000 and travel and lodging $120,000. The remaining 33% of the increases in selling, general and administrative costs beyond the Netsmart - Ohio costs were in: sales and marketing salaries and fringe costs, which increased by $396,000; commissions, which increased $175,000; sales and marketing costs associated with travel and lodging which increased by $72,000 advertising and promotion costs, which increased by $98,000; general administrative salaries and fringe costs, which increased $265,000; amortization of customer lists and contract backlog related to various acquisitions exclusive of NTST - Ohio which increased by $71,000; general insurance costs which increased by $60,000; accounting costs which increased by $126,000; and provision for bonuses which increased by $113,000. These cost increases were partially offset by a decrease in bad debt expense of $152,000.

We incurred research, development and maintenance expenses of $2,971,000 in the June 2006 period, an increase of $1,002,000, or 51%, from $1,969,000 in the June 2005 period. Approximately $1,077,000 of research, development and maintenance expenses related to the Netsmart - Ohio operations. The Netsmart -New York research, development and maintenance expenses decreased by approximately $75,000 as a result of redirecting resources towards revenue generating efforts.

Interest expense was $107,000 in the June 2006 period, an increase of $70,000, or 189%, from the $37,000 in June 2005 period. On October 7, 2005, we borrowed $2,500,000 pursuant to a term loan advanced under a new revolving credit and term loan agreement. The increase in interest expense was the result of the increased borrowings under this term loan.

Interest income was $178,000 in the June 2006 period, an increase of $32,000, or 22%, from $146,000 in the June 2005 period. This increase is the result an increase in interest rates. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from our term loan, as well as cash generated from operations.

We have a net operating loss tax carry forward of approximately $1.5 million at June 30, 2006. In the June 2006 period, we recorded a current income tax expense of $520,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision also consists of a deferred tax provision of $533,000. In the June 2005 period, we recorded a current income tax expense of $139,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision also consists of a deferred tax provision of $291,000.

As a result of the foregoing factors, in the June 2006 period, we had net income of $1,244,000, or $.19 per share basic and $.18 per share diluted. For the June 2005 period, we had net income of $813,000, or $.15 per share, basic and diluted.

Three Months Ended June 30, 2006 and 2005

Results of Operations

Our total revenue for the three months ended June 30, 2006 (“the “June 2006 quarter”) was $14,287,000, an increase of $6,528,000, or 84%, from our revenue for the three months ended June 30, 2005 (the “June 2005 quarter”) which was $7,759,000. Revenue from the Netsmart - Ohio acquisition accounted for $5,560,000 or 85% of the increase in revenue from the June 2006 quarter to the June 2005 quarter. Revenue from the AMS acquisition accounted for $480,000 or 7% of the increase in revenue from the June 2006 quarter the June 2005 quarter.

Revenue from contracts with state and local government agencies represented 35% of revenue in the June 2006 quarter and 45% of revenue in the June 2005 quarter. This decrease was the result of the inclusion of the Netsmart - Ohio revenue, approximately 20% of which is generated from contracts with state and local government agencies.

Fixed price software development contracts, which include labor, licenses and third party resale components, accounted for 14% and 29% of consolidated revenue for the June 2006 quarter and the June 2005 quarter, respectively. This decrease is the result of a decrease in Software and Related Systems and Services revenue generated from fixed price contracts and an increase in Software and Related Systems and Services revenue generated on an as incurred basis. Our recurring revenue components, which include our maintenance contract services, our Data Center and our ASP services, accounted for 54% of our consolidated revenue for the June 2006 quarter as compared to 43% of consolidated revenue for the June 2005 quarter. This increase was primarily the result of an increase in maintenance revenue resulting from the inclusion of the operations of Netsmart - Ohio, as well as an increase in both maintenance and ASP revenue, exclusive of the Netsmart - Ohio acquisition, which was partially offset by a decrease in Data Center revenue.

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

Software and Related Systems and Services - New York

Our Software and Related Systems and Services - New York revenue for the June 2006 quarter was $7,392,000, an increase of $678,000, or 10%, from our revenue for the June 2005 quarter, which was $6,714,000. Software and Related Systems and Services - New York revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems in the markets in which we operated prior to our acquisition of our Ohio operations in September 2005.

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

The largest component of Software and Related Systems and Services - New York revenue was maintenance revenue, which increased $348,000, or 15%, to $2,639,000 in the June 2006 quarter from $2,291,000 in the June 2005 quarter. Revenue from the AMS acquisition accounted for approximately $390,000 in increased maintenance revenue. We experienced a decrease of approximately $42,000 in other areas of our maintenance revenue which were primarily associated with the transition of customers acquired in previous acquisitions made in 2001 and 2004. As turnkey systems are completed, customers are transitioned to the maintenance division, thereby increasing our installed base of recurring revenue. Turnkey systems labor revenue decreased $5,000 to $2,636,000 in the June 2006 quarter from $2,641,000 in the June 2005 quarter. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. There was a decrease in turnkey systems labor revenue of $80,000 due to a 4% decrease in our average daily billing rate. The decrease was primarily offset by an increase of $75,000 in turnkey systems labor revenue primarily due to an increase in billable time spent on contracts. Revenue from third party hardware and software increased 1% to $1,200,000 in the June 2006 quarter, from $1,189,000 in the June 2005 quarter. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our software and related systems and services revenue. During the June 2006 quarter, the increase in revenue from third party hardware and software was the result of an increase in pharmacy related sales to various customers. License revenue decreased 6% to $456,000 in the June 2006 quarter from $487,000 in the June 2005 quarter. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. The decrease in revenue is substantially the result of a decrease in customer user count upgrade sales, as well as a decrease in large system license sales. Revenue from the sales of our small turnkey contracts increased 335% to $461,000 in the June 2006 quarter from $106,000 in the June 2005 quarter. Small turnkey contract sales relate to turnkey contracts that are less than $50,000 and are usually completed within one to six months. The increase in our small turnkey revenue for the June 2006 quarter is substantially due to the inclusion of sales of AMS products.

Gross profit remained relatively constant at $3,433,000 in the June 2006 quarter as compared to $3,423,000 in the June 2005 quarter. Our gross profit percentage decreased to 47% in the June 2006 quarter from 51% in the June 2005 quarter. Our gross profit percentage decreased as a result of the decrease in license revenue, the 4% decrease in our average daily billing rate, as well as an increase in our third party hardware and software revenue, which are typically made at lower gross margins than our other revenue components.

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

Revenue for the June 2006 quarter consisted of the following components: Maintenance revenue of $3,703,000, third party hardware and software revenue of $566,000, turnkey systems labor revenue of $679,000 and license revenue of $612,000.

Gross profit for the June 2006 quarter was $2,936,000 and our gross profit percentage was 53%.

Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fee by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $458,000 in the June 2006 quarter from $468,000 in the June 2005 quarter, representing a decrease of $10,000, or 2%. This decrease was the result of one customer discontinuing the use of our services which was partially offset by increased revenue activity from our existing customer base.

Gross profit increased 2% to $253,000 in the June 2006 quarter from $249,000 in the June 2005 quarter. Our gross margin percentage increased to 55% in the June 2006 quarter from 53% in the June 2005 quarter. This increase in gross margin percentage was the result of a reduction in the following costs: communication costs decreased $9,000, and support overhead and facility costs decreased $10,000. These decreases in costs, which increased our gross margin percentage, were partially offset by a $5,000 increase in salary and fringe costs, as well as the decrease in revenue mentioned above.

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

ASP revenue increased to $877,000 in the June 2006 quarter from $578,000 in the June 2005 quarter, representing an increase of $299,000 or 52%. This increase is the result of the inclusion of our Netsmart University revenue, as well as increases in our CareNet, Avatar ASP services and InfoScriber customer base.

Gross profit for the June 2006 quarter was $403,000 and for the June 2005 quarter was $190,000, representing an increase of $213,000, or 112%. The gross margin percentage was 46% for the June 2006 quarter and 33% for the June 2005 quarter. The increase in gross margin and gross margin percentage is the result of the increase in revenue partially offset by an increase in costs of approximately $89,000. This increase in costs is almost entirely attributable to Netsmart University. Netsmart University revenue accounted for 44% of the increase in ASP revenue.

Operating Expenses

Selling, general and administrative expenses were $4,270,000 in the June 2006 quarter, reflecting an increase of $1,900,000, or 80%, from $2,370,000 in the June 2005 quarter. Approximately $1,317,000 or 69% of this increase was related to the selling, general and administrative costs associated with Netsmart - Ohio. These costs consist of : (1) general and administrative costs totaling $519,000, of which the major cost components are as follows - accounting, human resources and administrative salaries and fringe costs $81,000, rent and real estate taxes related to the Ohio facility $122,000, reserve for bad debts $52,000, customer list and contract backlog amortization $192,000 and equipment costs and maintenance $48,000 and (2) sales and marketing costs totaling $798,000, of which the major cost components are as follows - salaries and fringe costs $419,000, commissions $125,000, trade shows $132,000 and travel and lodging $53,000. The remaining increases beyond the Netsmart - Ohio costs were in: sales and marketing salaries and fringe costs, which increased by $131,000; commissions, which increased $55,000; sales and marketing costs associated with travel and lodging which increased by $25,000 advertising and promotion costs, which increased by $103,000; general administrative salaries and fringe costs, which increased $90,000; accounting costs which increased by $110,000; and provision for bonuses which increased by $73,000. These cost increases were partially offset by a decrease in bad debt expense of $161,000.

We incurred research, development and maintenance expenses of $1,415,000 in the June 2006 quarter, an increase of $516,000, or 57%, from $899,000 in the June 2005 quarter. Approximately $475,000 of research, development and maintenance expenses related to the Netsmart - Ohio operations. The Netsmart -New York research, development and maintenance expenses increased by approximately $41,000 as a result of efforts towards routine product maintenance.

Interest expense was $51,000 in the June 2006 quarter, an increase of $33,000, or 183%, from the $18,000 in June 2005 quarter. On October 7, 2005, we borrowed $2,500,000 pursuant to a term loan advanced under a new revolving credit and term loan agreement. The increase in interest expense was the result of the increased borrowings under this term loan.

Interest income remained relatively constant at $87,000 for the June 2006 quarter and $88,000 for the June 2005 quarter. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from our term loan, as well as cash generated from operations.

We have a net operating loss tax carry forward of approximately $1.5 million at June 30, 2006. In the June 2006 quarter, we recorded a current income tax expense of $287,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision also consists of a deferred tax provision of $354,000. In the June 2005 quarter, we recorded a current income tax expense of $60,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision also consists of a deferred tax provision of $154,000.

As a result of the foregoing factors, in the June 2006 quarter, we had net income of $735,000, or $.11 per share, basic and diluted. For the June 2005 quarter, we had net income of $449,000, or $.08 per share, basic and diluted.

Liquidity and Capital Resources

We had working capital of approximately $6.5 million at June 30, 2006 as compared to working capital of approximately $4.1 million at December 31, 2005. This increase of approximately $2.4 million in working capital was the result of the following: our net income, after adding back depreciation and amortization and other non-cash charges, which totaled $3,431,000, $215,000 for a goodwill adjustment relating to deferred revenue and accrued liabilities; and net proceeds from the exercise of stock options of $458,000. These increases were partially offset by $578,000 for the acquisition of equipment, $764,000 for a decrease in the current portions of the deferred tax asset and liability, and $149,000 of additional costs related to the private placement effort. The remaining decrease in working capital of $178,000 was due to changes in other current assets and liabilities.

In October 2005, we entered into a revolving credit and term loan agreement with the Bank of America, which was amended as of December 31, 2005 (as so amended, the “Credit Agreement”). This financing provides us with a five-year term loan of $2.5 million. The term loan bears interest at LIBOR plus 2.25%. We have entered into an interest rate swap agreement with the Bank for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.1% in order to reduce the interest rate risk associated with these borrowings. On October 7, 2005, we borrowed the full amount of the $2,500,000 term loan. The revolving credit facility provides for borrowings of up to $2,500,000. Any amounts borrowed under this arrangement will bear interest at a rate per annum to be elected by us, equal to either (1) the LIBOR Rate plus 2.5% or (2) the Bank's prime rate. We have not borrowed any amounts under the revolving credit facility and there is no amount outstanding as of June 30, 2006. The amount outstanding under the Term Loan Agreement at June 30, 2006 is $2,167,000.

The terms of the Credit Agreement require compliance with certain covenants, including maintaining a minimum tangible net worth of $2,250,000 until June 30, 2006 with provisions for increases in future periods, minimum cash reserves of $5,000,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of June 30, 2006, the Company was in compliance with the financial covenants of the Credit Agreement.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash, our securities, or a combination of cash and securities. If we fail to make any acquisitions our future growth will be limited to only internal growth. We are continually seeking acquisitions that will add complementary products to our offerings and that will provide value for the markets we serve. As of the date of this Form 10-Q quarterly report, we did not have any formal or informal agreements or understandings with respect to any material acquisition, except for those relating to the QS Technologies, Inc. acquisition made on August 1, 2006.

On August 1 2006, we acquired certain assets, including computer software, customer lists and computer equipment of QS Technologies, Inc. (“QS”) for an initial payment of $1,900,000 in cash and a $1,435,000 promissory note, together with the assumption of approximately $1,800,000 in net liabilities, consisting principally of deferred revenue. The transaction also provides for potential additional payments to the seller of up to $1,450,000 in 2008, contingent upon the attainment of performance milestones by the QS business through 2007. QS Technologies delivers enterprise-wide public health solutions and vital records software to 70 public health agencies, including nine states. We also assumed the facility lease of QS in Greenville, South Carolina. This lease has a total square footage of 5,761, is non cancelable and expires on February 23, 2011. The annual rent is $80,106 and is subject to escalation clauses.

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

Based on our market capitalization on June 30, 2006, the last day of our second fiscal quarter, we will become an “accelerated filer” for our fiscal year ending December 31, 2006. Our status as an accelerated filer will require us to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management certification with respect to internal controls over financial reporting. In anticipation of the change to accelerated filer status, we have substantially completed the steps necessary to enable management to evaluate such internal controls. Consequently, we do not expect to make material expenditures in connection with our Section 404 compliance.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes, as of June 30, 2006, our obligations and commitments to make future payments under debt, capital leases, operating leases and other long-term liabilities:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Long Term Debt[1]	$2,166,664	$500,000	$1,000,000	$666,664	$—
Capital Lease Obligations[2]	31,056	31,056	—	—	—
Operating Leases[3]	8,846,477	1,309,510	2,225,290	2,082,139	3,229,538
Other Long-Term Liabilities[3]	1,606,332	802,434	787,960	15,938	—
Total Contractual and Other Long-Term Obligations	$12,650,529	$2,643,000	$4,013,250	$2,764,741	$3,229,538

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
Bad Debts
Fair Value of Acquired Deferred Post-Contract Customer Support
Valuation Allowance for Deferred Income Tax Assets
Purchase Price Allocation of Netsmart Ohio Acquisition

Revenue Recognition  We recognize large turnkey revenue from long-term (six months or longer), fixed price contracts for financial statement purposes under the percentage of completion method when significant modification of the software package is required to meet the customer specifications. The percentage of completion method takes into account progress towards completion of a contract using time spent by technical personnel on a particular project as the measuring standard. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.

We recognize small turnkey revenue from short-term (less than six months), fixed price contracts for financial statement purposes under the completed contract method. Payments received in advance by customers are deferred until earned and represented as deferred revenue in the accompanying balance sheet.

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

Fair value of acquired deferred post-contract customer support (“PCS”) - We value PCS in accordance with View B of Emerging Issues Task Force (“EITF”) 04-11. In order to remain competitive and maintain our existing customer base we upgrade and maintain software for purposes of bug fixes and ongoing regulatory changes, as well as software corrections and enhancements. These services are not sold separately and are therefore fair valued as a single unit. Although these services are provided on a when-and-if-available basis, we have an obligation to our existing customer base to develop upgrades and enhancements in order to maintain our customer relationships, as well as increase future revenue. The fair value of this liability is estimated using the value of the services provided using an estimated fulfillment margin. We intend to fulfill 100% of our obligations under these PCS obligations assumed.

Valuation Allowance for Deferred Income Tax Assets -- We measure deferred income taxes using enacted tax rates and laws that we expect will be in effect when the underlying assets or liabilities settle. We record a valuation allowance against our deferred income tax assets balance when it is more likely than not that the benefits of the net tax asset balance will not be realized, and record a corresponding charge to income tax expense. Our ability to reduce the valuation allowance for deferred income tax assets depends on our ability to generate taxable income in the future. Based on our projection of our future taxable income we have determined that a valuation allowance is no longer required.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates. Our debt is at fixed rates of interest after completing an interest rate swap agreement, which effectively converted our variable rate debt at June 30, 2006 into a fixed rate debt of 7.1%. Therefore, if the LIBOR rate plus 2.5% increases above 7.1%, it may have a positive effect on our comprehensive income.

Most of our cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If short-term market interest rates decrease by 10% from the levels at June 30, 2006, the effect on our net income would be a decrease of approximately $32,000 per year.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation that was conducted, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Internal Controls

During the period ended June 30, 2006, we began integrating the New York and Ohio operations. We have chosen to use the most efficient processes and internal controls of the two operations in each location. We have implemented the same accounting system in Ohio as we are using in New York. We have completed the payroll process, accounts payable and cash disbursement process in Ohio. We are in the process or will be in the process of implementing the billing and cash receipts procedures.

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

We market our health information systems principally to behavioral health facilities, many of which are operated by state and local government entities and include entitlement programs. During the June 2006 period, we generated 37% of our revenue from contracts that are directly or indirectly with government agencies, as compared to 48% in the June 2005 period. Government agencies generally have the right to cancel certain contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our revenue would decline if state agencies reduce this funding.

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

NETSMART TECHNOLOGIES, INC.

	Chief Executive Officer	August 9, 2006
/s/James L. Conway	(Principal Executive Officer)
James L. Conway

	Chief Financial Officer	August 9, 2006
/s/Anthony F. Grisanti	(Principal Financial and
Anthony F. Grisanti	Accounting Officer)

Index of Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.