Form 10-Q
period 2006-09-30
NETSMART TECHNOLOGIES INC
filed 2006-11-14
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2006
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

☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐Yes ☒No

Number of shares of common stock outstanding as of November 14, 2006:	6,547,937

Netsmart Technologies, Inc. and Subsidiaries

Index

Part I: - Financial Information:

Item 1. Financial Statements:	Page

Condensed Consolidated Balance Sheets - September 30, 2006 (Unaudited)
and December 31, 2005	1-2

Condensed Consolidated Statements of Income - (Unaudited)
Nine Months Ended September 30, 2006 and 2005 and Three Months
Ended September 30, 2006 and 2005	3

Condensed Consolidated Statements of Cash Flows - (Unaudited)
Nine Months Ended September 30, 2006 and 2005	4-5

Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)
Nine Months Ended September 30, 2006	6

Notes to Condensed Consolidated Financial Statements	7-15

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	16-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K	31

Item 1. Financial Statements

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$9,710,365	$11,445,525
Accounts Receivable - Net	15,551,760	11,524,811
Costs and Estimated Profits in Excess
of Interim Billings	2,674,065	1,811,986
Deferred Taxes	2,112,197	1,594,863
Other Current Assets	1,400,150	1,466,577

Total Current Assets	31,448,537	27,843,762

Property and Equipment - Net	2,800,924	2,665,429

Other Assets:
Goodwill	18,877,518	18,735,751
Capitalized Software Costs - Net	7,589,123	6,534,551
Customer Lists - Net	10,161,101	8,110,864
Contract Backlog - Net	--	379,500
Other Assets	148,768	351,997

Total Other Assets	36,776,510	34,112,663

Total Assets	$71,025,971	$64,621,854

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Stockholders' Equity:
CurrentLiabilities:
Current Portion - Long Term Debt	$942,610	$833,369
Current Portion Capital Lease Obligations	19,902	61,315
Accounts Payable	2,048,505	2,013,968
Accrued Expenses	4,020,312	2,916,021
Interim Billings in Excess of Costs and Estimated
Profits	7,294,381	7,938,422
Deferred Revenue	12,311,533	10,037,813

Total Current Liabilities	26,637,243	23,800,908

Long Term Debt - Less Current Portion	2,498,785	1,916,667
Capital Lease Obligations - Less Current Portion	--	9,521
Interest Rate Swap at Fair Value	--	7,812
Deferred Tax Liability	2,382,937	2,118,603
Deferred Rent Payable	477,446	482,048

Total Non Current Liabilities	5,359,168	4,534,651

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock - $.01 Par Value, 3,000,000
Shares Authorized; None issued and outstanding	--	--

Common Stock - $.01 Par Value; Authorized
15,000,000 Shares; Issued and Outstanding
6,780,150 and 6,547,937 Shares at
September 30, 2006 and 6,719,517 and 6,487,943
Shares at December 31, 2005	67,801	67,195

Additional Paid in Capital	40,464,977	39,997,558
Accumulated Comprehensive Income (Loss) - Interest
Rate Swap	5,861	(7,812)
Retained Earning (Accumulated Deficit)	265,635	(2,004,132)
	40,804,274	38,052,809
Less: Cost of Shares of Common Stock Held
in Treasury - 232,213 Shares at September 30, 2006
and 231,574 at December 31, 2005	1,774,714	1,766,514

Total Stockholders’ Equity	39,029,560	36,286,295

Total Liabilities and Stockholders’ Equity	$71,025,971	$64,621,854

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2006	2005	2006	2005
Revenues:
Software and Related
Systems and Services:
Turnkey Systems	$20,082,200	$13,462,087	$7,161,968	$4,798,426
Maintenance Contract Services	19,518,635	7,076,606	6,862,328	2,631,573

Application Service Provider Services	2,609,678	1,785,665	925,668	652,619

Data Center Services	1,324,673	1,380,234	442,260	433,976

Total Revenues	43,535,186	23,704,592	15,392,224	8,516,594

Cost of Revenues:
Software and Related
Systems and Services:
Turnkey Systems	12,959,076	7,288,864	4,450,066	2,788,201
Maintenance Contract Services	6,732,971	3,237,724	2,360,572	1,126,343

Application Service Provider Services	1,564,837	1,143,147	597,119	479,065

Data Center Services	608,245	677,017	204,899	227,393

Total Cost of Revenues	21,865,129	12,346,752	7,612,656	4,621,002

Gross Profit	21,670,057	11,357,840	7,779,568	3,895,592

Selling, General and
Administrative Expenses	13,098,901	6,782,444	4,405,865	2,423,859
Research, Development and Maintenance	4,571,060	2,855,906	1,600,276	886,603

Total	17,669,961	9,638,350	6,006,141	3,310,462

Operating Income	4,000,096	1,719,490	1,773,427	585,130

Interest and Other Income	274,418	246,257	96,412	100,563

Interest and Other Expense	(179,747)	(52,369)	(72,314)	(14,936)

Income before Income Tax	4,094,767	1,913,378	1,797,525	670,757

Income Tax	1,825,000	722,000	772,000	292,000

Net Income	$2,269,767	$1,191,378	$1,025,525	$378,757

Earnings Per Share (“EPS”) of Common
Stock Basic EPS	$.35	$.22	$.16	$.07

Weighted Average Number of Shares of
Common Stock Outstanding	6,522,215	5,409,836	6,547,937	5,537,862

Diluted EPS	$.33	$.21	$.15	$.07

Weighted Average Number of Shares of
Common Stock and Common Stock
Equivalents Outstanding	6,813,735	5,655,631	6,835,360	5,798,017

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities:
Net Income	$2,269,767	$1,191,378

Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,260,621	1,418,549
Provision for Doubtful Accounts	455,188	342,000
Deferred Income Taxes	102,000	487,000
Vested Option Expense	90,444	--

Changes in Assets and Liabilities:
[Increase] Decrease in:
Accounts Receivable	(4,482,137)	2,407,906
Costs and Estimated Profits in
Excess of Interim Billings	(719,928)	(433,954)
Other Current Assets	91,395	46,750
Other Assets	221,382	(7,730)

Increase [Decrease] in:
Accounts Payable	(58,107)	433,759
Accrued Expenses	1,041,380	830,550
Interim Billings in Excess of
Costs and Estimated Profits	(644,041)	(1,201,383)
Deferred Revenue	239,470	3,478
Deferred Rent Payable	(4,602)	21,600

Total Adjustments	(406,935)	4,348,525

Net Cash Provided by
Operating Activities	1,862,832	5,539,903

Investing Activities:
Acquisition of Property, Equipment and Software	(941,614)	(346,020)
Capitalized Software Development	--	(42,000)
Business Acquisitions	(2,186,184)	(13,347,017)

Net Cash Used In Investing Activities	(3,127,798)	(13,735,037)

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Financing Activities:
Payment of Capitalized Lease Obligations	$(50,934)	$(47,857)
Net Proceeds from Stock Options Exercised	482,730	186,590
Costs Related to Private Placement	(158,349)	--
Payments of Term Loans	(743,641)	(499,994)

Net Cash Used in Financing Activities	(470,194)	(361,261)

Net Decrease in Cash and Cash Equivalents	(1,735,160)	(8,556,395)

Cash and Cash Equivalents -
Beginning of Period	11,445,525	16,411,735

Cash and Cash Equivalents -
End of Period	$9,710,365	$7,855,340

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$163,573	$55,110
Income Taxes	$1,223,181	$242,458

Non Cash Investing and Financing Activities:
The fair value of the interest rate swap increased by $13,673 for the nine months ended September 30, 2006. The fair value of the interest rate swap increased by $13,008 for the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, the Company received 639 shares of its common stock in consideration for the cashless exercise of certain stock options. The value of the shares received was $8,200, which was the market value of the common stock on the date of exercise.

During the nine month period ended September 30, 2006, the Company analyzed the value of the assets previously acquired from CMHC and increased deferred revenue by $304,001 and accrued expenses by $192,766, offset by an increase in deferred tax assets of $355,000 resulting in a net increase to goodwill of $141,767.

During the nine months ended September 30, 2006, the Company acquired for $5,300,139 the software, customer lists and other assets of QS Technologies, Inc. The consideration consisted of $1,900,000 in cash, $1,435,000 in a three year promissory note, $212,789, in the assumption of certain accounts payable and accrued expenses and $1,730,249 for certain liabilities for services to be performed in the future and $22,101 of professional fees.

See Notes to Condensed Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (UNAUDITED)

			Additional		Accumulated
			Paid-in	Accumulated	Comprehensive
			Capital	Deficit /	Loss				Total
	Common Stock		Common	Retained	Interest Rate	Comprehensive	Treasury Shares		Stockholders’
	Shares	Amount	Stock	Earnings	Swap	Income	Shares	Amount	Equity

Balance - January 1, 2006	6,719,517	$67,195	$39,997,558	$(2,004,132)	$(7,812)	$--	231,574	$(1,766,514)	$36,286,295

Common Stock Issued - Exercise of Options And Warrants	57,144	571	490,359	--	--	--	639	(8,200)	482,730

Shares Issued for Services	3,489	35	44,965	--	--	--	--	--	45,000

Change in Fair Value of Interest Rate Swap	--	--	--	--	13,673	13,673	--	--	13,673

Costs Related to 2005 Private Placement	--	--	(158,349)	--	--	--	--	--	(158,349)

Amortization of Stock Compensation	--	--	90,444	--	--	--	--	--	90,444

Net Income	--	--	--	2,269,767	--	2,269,767	--	--	2,269,767

Balance - September 30, 2006	6,780,150	$67,801	$40,464,977	$265,635	$5,861	$2,283,440	232,213	$(1,774,714)	$39,029,560

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Netsmart Technologies, Inc. and its subsidiaries Netsmart New York, Inc. (formerly Creative Socio-Medics Corporation), Netsmart Ohio, Inc. (formerly CMHC Systems, Inc.), and Netsmart Public Health, Inc. (which operates the business of QS Technologies, Inc.) (collectively, unless the context otherwise indicates, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

(2) Reclassification

In the current quarter we have reclassified certain components of our stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

(3) Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$2,269,767	$1,191,378	$1,025,525	$378,757
Denominator:
Weighted average shares	6,522,215	5,409,836	6,547,937	5,537,862
Effect of dilutive securities:
Employee stock options	267,644	245,795	262,637	260,155
Warrants	23,876	--	24,786	--
Denominator for diluted earnings
per share-adjusted weighted
average shares after assumed
conversions	6,813,735	5,655,631	6,835,360	5,798,017

Options to purchase 40,500 shares of the Company’s common stock that were outstanding as of September 30, 2006 were not included in the calculation of diluted earnings per share for the nine and three months ended September 30, 2006 since such inclusion would have been antidilutive.

Options to purchase 1,500 shares of the Company’s common stock that were outstanding as of September 30, 2005 were not included in the calculation of diluted earnings per share for the nine and three months ended September 30, 2005 since such inclusion would have been antidilutive.

(4) Stock Options and Similar Equity Instruments

At September 30, 2006, the Company had three stock-based employee compensation plans: the 1998 Long-Term Incentive Plan (the “1998 Plan”), as amended, the 1999 Long-Term Incentive Plan (the “1999 Plan”) and the 2001 Long-Term Incentive Plan (the “2001 Plan”), as amended. The 2001 Plan was approved by the stockholders on March 7, 2002 and originally provided for the issuance of 180,000 shares of common stock. In January 2003, the 2001 Plan was amended and approved by the stockholders to provide for an increase in the number of shares subject to the plan from 180,000 to 550,000. In May 2004, the 2001 Plan was further amended and approved by the stockholders to provide an increase in the number of shares subject to the plan from 550,000 to 950,000. In July 2005, the plan was amended and approved by the stockholders to provide an increase in the number of shares subject to the plan from 950,000 to 1,350,000. The maximum shares issuable by the Company are 790,000, 300,000 and 1,350,000 shares of Common Stock pursuant to the 1998 Plan, the 1999 Plan and the 2001 Plan, respectively. The options, when granted vest ratably over one year except for the 400,000 options granted in July 2005, which vested prior to December 31, 2005. At September 30, 2006 there were no shares available for further issuance under any of the 1998 Plan, the 1999 Plan and 2001 Plan, respectively.

The 1998 Plan, the 1999 Plan and the 2001 Plan (collectively, the “Plans”) are administered by the Compensation Committee of the board of directors. Officers and other key employees, consultants and directors (other than non-employee directors) are eligible to receive options or other equity-based incentives under the Plans.

The 2001 Plan provides that each non-employee director automatically receives a nonqualified stock option to purchase 6,000 shares of common stock and the chairman of both the audit committee and the compensation committee will receive a nonqualified stock option to purchase 7,500 shares of common stock on April 1 of each year. However, if there are not sufficient shares available under the applicable Plan, the non-employee director will receive a lesser number of shares.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), using the modified-prospective-transition method. As a result, the Company’s income before taxes for the nine and three months ended September 30, 2006 is $90,444 and $20,875, respectively, lower than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25.

The Company has $173,958 of stock based compensation expense remaining to be recognized over the period October 2006 through October 2008.

A summary of the option activity under the plans as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

Options

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2006	Price	Term	Value
Outstanding at January 1,	945,467	$8.758
Granted	10,500	$13.860
Exercised	(41,320)	$7.669
Forfeited or Expired	--	$--
Outstanding at September 30,	914,647	$8.865	3.11 Years	$3,949,015
Exercisable at September 30,	893,814	$8.728	3.09 Years	$3,949,015

A summary of the option activity of Nonvested Shares at September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

		Weighted
		Average
		Grant Date
	2006	Fair Value
Nonvested at January 1,	28,333	$14.770
Vested	(7,500)	$14.770
Forfeited	--	--
Nonvested at September 30,	20,833	$14.770

The total fair value of shares vested during the nine months ended September 30, 2006 was $62,625.

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method during 2006 with the following weighted average assumptions:

Nine Months Ended
September 30,
2006
Expected Life (Years)	1.77
Risk Free Rate	4.82%
Expected Dividends	--%
Volatility	29%

The weighted average fair value of options at date of grant using the fair value based method during 2006 is estimated at $2.65. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $207,159.

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

	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2005	2005
	(Unaudited)	(Unaudited)

Net Income as Reported	$1,191,378	$378,757

Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax effect	914,064	442,426

Pro Forma Net Income (Loss)	$277,314	$(63,669)

Basic Net Income Per Share as Reported	$.22	$.07

Basic Pro Forma Net Income (Loss) Per Share	$.05	$(.01)

Diluted Net Income Per Share as Reported	$.21	$.07

Diluted Pro Forma Net Income (Loss) Per Share	$.05	$(.01)

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

Nine Months Ended
September 30,
2005
Expected Life (Years)	5
Interest Rate	5.00%
Annual Rate of Dividends	0%
Volatility	51%

The weighted average fair value of options at date of grant using the fair value based method during 2005 is estimated at $4.20.

(5) Acquisitions

In 2005, the Company completed acquisitions of three companies with products and services complementary to its existing offerings. The Company acquired Continued Learning (“CL”), a Florida-based provider of online training services on April 28, 2005. On June 20, 2005, the Company acquired Addiction Management Systems, Inc (“AMS”). In September 2005, the Company completed the acquisition of CMHC Systems (“CMHC”), a leading competitor in the behavioral healthcare software market. During the nine-month period ended September 30, 2006, the Company evaluated the assets and liabilities acquired from CMHC and increased deferred revenue by $304,001 and accrued expenses by $192,766 offset by an increase in deferred tax asset of $355,000, resulting in a net increase to goodwill of $141,767.

With respect to the CL acquisition, the purchase agreement provided for a potential additional purchase price payment of up to $250,000 if certain revenue targets were met within one year. At December 31, 2005, the Company recognized the full $250,000 of this additional payment, which was included in accrued expenses. This amount has been paid as of June 30, 2006.

On August 1, 2006, the Company acquired certain assets, including computer software, customer lists and computer equipment of QS Technologies, Inc. (“QS”). The purchase price totaled approximately $5,300,000 as follows: an initial payment of $1,900,000 in cash and a three year $1,435,000 promissory note paid monthly, at an annual rate of 8.25% together with the assumption of approximately $1,943,000 in net liabilities, consisting principally of deferred revenue, and acquisition costs of approximately $22,000. The transaction also provides for potential additional payments to the seller of up to $1,450,000 in 2008, contingent upon the attainment of performance milestones by the QS business through 2007. The milestones would result from the attainment of maintenance revenue, vital records contract awards, and other software contract awards. Based on the Company’s analysis, the attainment of these milestones would result in a contingent purchase price adjustment. The QS business delivers enterprise-wide public health solutions and vital records software to 70 public health agencies, including nine states. The Company also assumed the facility lease of QS in Greenville, South Carolina. This lease has a total square footage of 5,761, is non cancelable and expires on February 23, 2011. The annual rent is $80,106 and is subject to escalation clauses.

The cost of the QS acquisition was allocated as follows: $2,872,000 to customer lists, $2,233,000 to purchased software, $167,000 to other current assets and $28,000 to properly and equipment. The Company is amortizing the customer list over a ten year life, the purchased software over a six year life and the properly and equipment over a two year life.

The following unaudited proforma condensed consolidated statements of operations assumes the CL, AMS, CMHC and QS acquisitions occurred on January 1, 2005. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma statements have been made. These proforma amounts may not be indicative of what would have occurred had the acquisitions been completed on January 1, 2005 or results which may occur in the future.

	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2005	2005
	(in thousands except	(in thousands except
	share and per share	share and per share
	amounts)	amounts)

Revenue	$45,323	$14,885
Net Income	1,185	13
Net Income Per Share
Basic	$0.18	$0.00
Diluted	$0.18	$0.00

Weighted Average Number of Shares of Common Stock Outstanding	6,463,597	6,317,342
Weighted Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding	6,723,752	6,530,183

	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2006	2006
	(in thousands except	(in thousands except
	share and per share	share and per share
	amounts)	amounts)

Revenue	$45,469	$15,916
Net Income	2,206	845
Net Income Per Share
Basic	$0.34	$0.13
Diluted	$0.32	$0.12

Weighted Average Number of Shares of Common Stock Outstanding	6,522,215	6,547,937
Weighted Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding	6,813,735	6,835,360

The results of the acquisition of each of CL, AMS, CMHC and QS were included in the actual results of operations commencing with the respective date of acquisition.

(6) Income Taxes

The provision for income taxes for the nine months ended September 30, 2006 consists of a current tax provision of $1,723,000 and a deferred tax provision of approximately $102,000. The provision for income taxes for the nine months ended September 30, 2005 consists of a current tax provision of $235,000 and a deferred tax provision of approximately $487,000. The provision for income taxes for the three months ended September 30, 2006 consists of a current tax provision of $1,203,000 and a deferred tax credit of approximately $431,000. The provision for income taxes for the three months ended September 30, 2005 consists of a current tax provision of $96,000 and a deferred tax provision of approximately $196,000.

(7) Stockholders’ Equity

During the nine months ended September 30, 2006, options and warrants to purchase 57,144 shares were exercised and the Company received gross proceeds of $490,930. Pursuant to option grants, employees have the right to pay for the exercise price of the options by delivering “mature” shares of common stock owned by them. Included in the proceeds received upon the exercise of options was 639 shares of the Company’s common stock. The value of the shares received was $8,200, which was based upon the market value of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company’s stock option plans.

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

(8) Operating Segments

The Company currently classifies its operations in five business segments: (1) Software and Related Systems and Services - NY, (2) Software and Related Systems and Services - Ohio, (3) Software and Related Systems and Services - Public Health, (4) Data Center Services and (5) Application Service Provider Services (“ASP”). Software and Related Systems and Services - Public Health is a new segment resulting from the Company’s acquisition of QS in August 2006, consisting of the subsidiary NTST - Public Health which delivers enterprise wide public health solutions and vital records software to public health agencies. Software and Related Systems and Services - Ohio is a new segment resulting from the Company’s acquisition of CMHC in September 2005. NTST-Ohio offers a full suite of behavioral healthcare information management software for mental health, substance abuse and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. Software and Related Systems and Services for each of the NY, Public Health and Ohio segments refers to the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and out patient environments, as well as clinical documentation and medical record generation and management. Within these segments are large turnkey and small turnkey components. The large turnkey components consist mostly of the Avatar suite of products. When the Company is engaged in a fixed price arrangement, these installations will usually extend over a six-month to a multi-year time period. The duration of the implementation is dependent on the size and complexity of the customer organization and the specifics of the implementation. The small turnkey components are usually completed within a six-month period. Small turnkey contracts performed in the New York segment are mostly related to the Avatar methadone related products. The small turnkey contracts in the Ohio and Public Health segments are for system installations for behavioral healthcare and public health information management software for mental health, substance abuse and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations.

Data Center Services involve Company personnel performing data entry and data processing services for customers. ASP services involve the Company offering several of it software products on a virtual private network or internet delivery approach, thereby allowing its customers to utilize the Company’s products and pay on a monthly service basis.

Intersegment sales and sales outside the United States are not material. Information concerning the Company’s business segments is as follows:

	Netsmart -NY Software and Related Systems and Services	Data Center	Application Service Provider	Netsmart - Ohio Software and Related Systems and Services	Netsmart -Public Health Sofware and Related Systems and Services	Total
Nine Months Ended September 30, 2006

Revenue
Large Turnkey	$13,636,838	$-	$-	$-	$-	$13,636,838
Small Turnkey	1,362,337	-	-	4,905,550	177,475	6,445,362
Maintenance	8,115,539	-	-	11,059,943	343,153	19,518,635
Other	-	1,324,673	2,609,678	-	-	3,934,351
Total	$23,114,714	$1,324,673	$2,609,678	$15,965,493	$520,628	$43,535,186

Income before Income Taxes	$1,519,779	$278,283	$(58,493)	$2,312,065	$43,133	$4,094,767

Total Identifiable Assets at September 30, 2006	$28,075,699	$1,761,943	$4,342,848	$31,050,707	$5,794,774	$71,025,971

Nine Months Ended September 30, 2005

Revenue
Large Turnkey	$12,823,267	$-	$-	$-	$-	$12,823,267
Small Turnkey	638,820	-	-	-	-	638,820
Maintenance	7,076,606	-	-	-	-	7,076,606
Other		1,380,234	1,785,665	-	-	3,165,899
Total	$20,538,693	$1,380,234	$1,785,665	$-	$-	$23,704,592

Income before Income Taxes	$1,532,217	$368,892	$12,269	$-	$-	$1,913,378

Total Identifiable Assets at September 30, 2005	$55,440,331	$1,478,805	$3,324,638	$-	$-	$60,243,774

	Netsmart -NY Software and Related Systems and Services	Data Center	Application Service Provider	Netsmart - Ohio Software and Related Systems and Services	Netsmart -Public Health Sofware and Related Systems and Services	Total
Three Months Ended September 30, 2006

Revenue
Large Turnkey	$4,977,797	$-	$-	$-	$-	$4,977,797
Small Turnkey	541,972	-	-	1,464,724	177,475	2,184,171
Maintenance	2,792,780	-	-	3,726,395	343,153	6,862,328
Other	-	442,260	925,668	-	-	1,367,928
Total	$8,312,549	$442,260	$925,668	$5,191,119	$520,628	$15,392,224

Income before Income Taxes	$827,894	$92,992	$(44,307)	$877,813	$43,133	$1,797,525

Three Months Ended September 30, 2005

Revenue
Large Turnkey	$4,531,903	$-	$-	$-	$-	$4,531,903
Small Turnkey	266,523	-	-	-	-	266,523
Maintenance	2,631,573	-	-	-	-	2,631,573
Other	-	433,976	652,619	-		1,086,595
Total	$7,429,999	$433,976	$652,619	$-		$8,516,594

Income before Income Taxes	$604,978	$101,905	$(36,126)	$-	$-	$670,757

(9) New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company's financial position or results of operations.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its financial position and results of operations and is currently unable to determine such effects.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application permitted. The Company does not expect SFAS 157 to have a material impact on the Company’s financial position or results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our operations are grouped into five segments:
▪	Software and Related Systems and Services - New York
▪	Software and Related Systems and Services - Ohio
▪	Software and Related Systems and Services - Public Health
▪	Data Center Services (service bureau services)
▪	Application Service Provider Services (“ASP”)

Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions, including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. We perform these services in each of the New York, Public Health and Ohio segments. Within these segments, we recognize revenue based on the nature of the products and services sold, for example, a turnkey system, a consulting contract or a maintenance contract. Turnkey revenue includes turnkey systems labor revenue, third party hardware and software revenue, license revenue and sales from our small turnkey division. We further classify our revenue into large turnkey and small turnkey components. The large turnkey components consist mostly of our Avatar suite of products. When we are engaged in fixed price arrangements for large turnkey systems, the installations will usually extend over a six-month to a multi-year time period. The duration of the implementation depends on the size and complexity of the customer organization and the specifics of the implementation. Installations of small turnkey components are usually completed within a six-month period. Small turnkey contracts performed in the New York segment are mostly related to our Avatar methadone related products. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations. The Software and Related Systems and Services - Ohio segment is a new segment established as a result of the acquisition of Netsmart - Ohio, formerly CMHC Systems, Inc. This acquisition occurred in October 2005 and consequently operations from this acquisition are included in the results of operations for the nine months ended September 30, 2006, but are not included in the comparable period for 2005. The small turnkey contracts in the Public Health segment are for system installations for a comprehensive set of public health and vital records solutions for public health agencies of all sizes. The Software and Related Systems and Services - Public Health segment is a new segment established as a result of the acquisition of the business of QS Technologies, Inc. by Netsmart - Public Health subsidiary. This acquisition occurred in August 2006 and consequently operations from this acquisition are included in the results of operations for the two months ended September 30, 2006 but are not included in the comparable period for 2005. Data Center Services involves our personnel performing data entry and data processing services for customers. Application Service Provider Services involves the offering of our Avatar suite of products, our CareNet products, our InfoScribeR products and our Netsmart University, products on a virtual private network or through an internet delivery approach, thereby allowing our customers to deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements for such services.

In addition to our acquisition of CMHC, we made two other acquisitions in fiscal 2005. On April 28, 2005, we acquired substantially all of the assets, including computer software, customer lists and computer equipment, of ContinuedLearning LLC, a company that offered a comprehensive family of web-based training products and services, including its Learning Management System. These products are marketed as Netsmart University. On June 20, 2005, we acquired the assets of Addiction Management Systems, Inc (“AMS”). The results of operations from these acquisitions are also included in the results of operations for the nine months ended September 30, 2006 but not the comparable period for 2005.

Our results of operations are subject to various risks and uncertainties, including those described in Item 1A, “Risk Factors” in both this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2005, and the market risks described in Item 7A, Quantitative and Qualitative Disclosures about Market Risks in our Form 10-K for the fiscal year ended December 31, 2005.

Nine Months Ended September 30, 2006 and 2005

Results of Operations

Our total revenue for the nine months ended September 30, 2006 (“the “September 2006 period”) was $43,535,000, an increase of $19,830,000, or 84%, from our revenue for the nine months ended September 30, 2005 (the “September 2005 period”) which was $23,705,000. Revenue from the Netsmart - Ohio acquisition accounted for $15,965,000 or 81% of the increase in revenue from the September 2006 period to the September 2005 period. Revenue from the AMS acquisition accounted for $1,020,000 or 5% of the increase in revenue from the September 2006 period to the September 2005 period. Revenue from the Netsmart - Public Health acquisition accounted for $521,000 or 3% of the increase from the September 2006 period to the September 2005 period.

Revenue from contracts with state and local government agencies represented 39% of revenue in the September 2006 period and 49% of revenue in the September 2005 period. This decrease was the result of the inclusion of the Netsmart - Ohio revenue, approximately 20% of which is generated from contracts with state and local government agencies.

Fixed price software development contracts, which include labor, licenses and third party resale components, accounted for 15% and 31% of consolidated revenue for the September 2006 period and the September 2005 period, respectively. This decrease is the result of a decrease in Software and Related Systems and Services revenue generated from fixed price contracts and an increase in Software and Related Systems and Services revenue generated on an as incurred basis, as well as an increase in our recurring revenue components. Our recurring revenue components, which include our maintenance contract services, our Data Center and our ASP services, accounted for 54% of our consolidated revenue for the September 2006 period as compared to 43% of consolidated revenue for the September 2005 period. This increase was primarily the result of an increase in maintenance revenue resulting from the inclusion of the operations of Netsmart - Ohio and Netsmart - Public Health, as well as an increase in both maintenance and ASP revenue, exclusive of the Netsmart - Ohio and Netsmart - Public Health acquisitions, which was partially offset by a decrease in Data Center revenue.

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

Software and Related Systems and Services - New York

Our Software and Related Systems and Services - New York revenue for the September 2006 period was $23,115,000, an increase of $2,576,000, or 13%, from our revenue for the September 2005 period, which was $20,539,000. Software and Related Systems and Services - New York revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems in the markets in which we operated prior to our acquisition of our Ohio operations in September 2005.

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

The largest component of Software and Related Systems and Services - New York revenue was maintenance revenue, which increased $1,039,000, or 15%, to $8,116,000 in the September 2006 period from $7,077,000 in the September 2005 period. Revenue from the AMS acquisition accounted for approximately 74% of this increase. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base of recurring revenue. Turnkey systems labor revenue increased $579,000, or 8%, to $7,829,000 in the September 2006 period from $7,250,000 in the September 2005 period. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. An increase of $856,000 in turnkey systems labor revenue was primarily due to an increase in billable time spent on contracts. This increase was partially offset by $277,000 due to a 5% decrease in our average daily billing rate. Revenue from third party hardware and software increased 9% to $4,235,000 in the September 2006 period, from $3,882,000 in the September 2005 period. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our software and related systems and services revenue. During the September 2006 period, the increase in revenue from third party hardware and software was the result of an increase in database software sales and pharmacy related sales to various customers. License revenue decreased 7% to $1,573,000 in the September 2006 period from $1,691,000 in the September 2005 period. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. The decrease in revenue is substantially the result of a decrease in customer user count upgrade sales, as well as a decrease in large system license sales. Revenue from the sales of our small turnkey contracts increased 113% to $1,362,000 in the September 2006 period from $639,000 in the September 2005 period. Small turnkey contract sales relate to turnkey contracts that are less than $50,000 and are usually completed within one to six months. The increase in our small turnkey revenue for the September 2006 period is substantially due to the inclusion of sales of AMS products and the completion of a substantial Avatar methadone installation.

Gross profit increased 8% to $10,808,000 in the September 2006 period from $10,012,000 in the September 2005 period. Our gross profit percentage decreased to 47% in the September 2006 period from 49% in the September 2005 period. Our gross profit percentage decreased as a result of the decrease in license revenue, as well as an increase in our third party hardware and software revenue, which are typically made at lower gross margins than our other revenue components. This decrease was partially offset by improved efficiency from our maintenance division.

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

Revenue for the September 2006 period consisted of the following components: Maintenance revenue of $11,060,000, third party hardware and software revenue of $1,339,000, turnkey systems labor revenue of $2,026,000 and license revenue of $1,541,000.

Gross profit for the September 2006 period was $8,822,000 and our gross profit percentage was 55%.

Software and Related Systems and Services - Public Health

The Software and Related Systems and Services-Public segment is a new segment established as a result of the acquisition of the business of QS Technologies, Inc. by Netsmart - Public Health. The Public Health operations commenced August 2, 2006. Netsmart - Public Health delivers enterprise-wide public health solutions and vital records software to 70 public health agencies, including nine states. The small turnkey contracts in the Public Health segment are for system installations for Public Health information management software and vital records software for public health agencies. The small turnkey contracts are usually completed within a six-month period.

Revenue for the September 2006 period consisted of the following components: Maintenance revenue of $343,000, third party reimbursable revenue of $3,000, turnkey systems labor revenue of $13,000 and license revenue of $161,000.

Gross profit for the September 2006 period was $278,000 and our gross profit percentage was 53%.

Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fee by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $1,325,000 in the September 2006 period from $1,380,000 in the September 2005 period, representing a decrease of $55,000, or 4%. This decrease was the result of one customer discontinuing the use of our services.

Gross profit increased 2% to $716,000 in the September 2006 period from $703,000 in the September 2005 period. Our gross margin percentage increased to 54% in the September 2006 period from 51% in the September 2005 period. This increase in gross margin percentage was the result of a reduction in the following costs: communication costs decreased $32,000, supplies decreased $13,000 and support overhead and facility costs decreased $43,000. These decreases in costs, which increased our gross margin percentage, were partially offset by a $22,000 increase in salary and fringe cost, as well as the decrease in revenue mentioned above.

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

ASP revenue increased to $2,610,000 in the September 2006 period from $1,786,000 in the September 2005 period, representing an increase of $824,000 or 46%. This increase is primarily the result of the inclusion of our Netsmart University revenue, as well as increases in our CareNet, Avatar ASP services and InfoScriber customer base.

Gross profit for the September 2006 period was $1,045,000 and for the September 2005 period was $643,000, representing an increase of $402,000, or 63%. The gross margin percentage was 40% for the September 2006 period and 36% for the September 2005 period. Although revenue increased, the gross profit and gross margin percentage did not increase proportionally due to the increased costs associated with the Netsmart University operations, which amounted to $316,000 in the September 2006 period. These costs represent the required baseline costs to support the Netsmart University operation, as well as a provision for bonus of $50,000 in accordance with the provisions of an employment contract with the principal of Netsmart University. We expect that as revenue from Netsmart University increases, gross profit and margins for this segment will increase accordingly.

Operating Expenses

Selling, general and administrative expenses were $13,099,000 in the September 2006 period, reflecting an increase of $6,316,000, or 93%, from $6,783,000 in the September 2005 period. Approximately $4,255,000 or 67% of this increase was related to the sales and marketing and general and administrative costs associated with Netsmart - Ohio. These costs consist of : (1) general and administrative costs totaling $1,977,000, of which the major cost components are as follows - accounting, human resources and administrative salaries and fringe costs $393,000, rent and real estate taxes related to the Ohio facility $405,000, reserve for bad debts $159,000, customer list and contract backlog amortization $580,000, accounting fees $76,000 and equipment costs and maintenance $112,000 and (2) sales and marketing costs totaling $2,278,000, of which the major cost components are as follows - salaries and fringe benefits $1,401,000, commissions $285,000, trade shows $160,000 and travel and lodging $202,000. The remaining 33% of the increases in selling, general and administrative costs beyond the Netsmart - Ohio costs were in: sales and marketing salaries and fringe benefit costs, which increased by $428,000; commissions, which increased $345,000; sales and marketing costs associated with travel and lodging which increased by $81,000, advertising and promotion costs, which increased by $69,000; general administrative salaries and fringe benefits costs, which increased $299,000; general insurance costs which increased by $104,000; accounting costs which increased by $144,000; and provision for bonuses which increased by $185,000.

We incurred research, development and maintenance expenses of $4,571,000 in the September 2006 period, an increase of $1,715,000, or 60%, from $2,856,000 in the September 2005 period. Approximately $1,587,000 of research, development and maintenance expenses related to the Netsmart - Ohio operations and $120,000 related to the Netsmart Public Health operations. The Netsmart -New York research, development and maintenance expenses remained relatively unchanged in the September 2006 period as compared to the September 2005 period.

Interest expense was $180,000 in the September 2006 period, an increase of $128,000, or 243%, from the $52,000 in September 2005 period. On October 7, 2005, we borrowed $2,500,000 pursuant to a term loan advanced under a new revolving credit and term loan agreement. The increase in interest expense was partially the result of the increased borrowings under this term loan. In August 2006, in connection with the acquisition of Netsmart - Public Health, we issued a three year promissory note in the amount of $1,435,000. The increase in interest expense was partially the result of the increased borrowings related to this note.

Interest income was $274,000 in the September 2006 period, an increase of $28,000, or 11%, from $246,000 in the September 2005 period. This increase is the result an increase in interest rates. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from our term loan, as well as cash generated from operations.

We have a net operating loss tax carry forward of approximately $3.5 million at September 30, 2006. In the September 2006 period, we recorded a current income tax expense of $1,723,000, which related to various state and local taxes, as well as a provision for the Federal income tax. The income tax provision also consists of a deferred tax provision of $102,000. In the September 2005 period, we recorded a current income tax expense of $235,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision also consists of a deferred tax provision of $487,000.

As a result of the foregoing factors, in the September 2006 period, we had net income of $2,270,000, or $.35 per share basic and $.33 per share diluted. For the September 2005 period, we had net income of $1,191,000, or $.22 per share basic and $.21 per share diluted.

Three Months Ended September 30, 2006 and 2005

Results of Operations

Our total revenue for the three months ended September 30, 2006 (“the “September 2006 quarter”) was $15,392,000, an increase of $6,875,000, or 81%, from our revenue for the three months ended September 30, 2005 (the “September 2005 quarter”) which was $8,517,000. Revenue from the Netsmart - Ohio acquisition accounted for $5,191,000 or 76% of the increase in revenue from the September 2006 quarter to the September 2005 quarter. Revenue from the Netsmart - Public Health acquisition accounted for $521,000 or 8% of the increase from the September 2006 quarter to the September 2005 quarter.

Revenue from contracts with state and local government agencies represented 38% of revenue in the September 2006 quarter and 44% of revenue in the September 2005 quarter. This decrease was the result of the inclusion of the Netsmart - Ohio revenue, approximately 20% of which is generated from contracts with state and local government agencies.

Fixed price software development contracts, which include labor, licenses and third party resale components, accounted for 15% and 27% of consolidated revenue for the September 2006 quarter and the September 2005 quarter, respectively. This decrease is the result of a decrease in Software and Related Systems and Services revenue generated from fixed price contracts and an increase in Software and Related Systems and Services revenue generated on an as incurred basis. Our recurring revenue components, which include our maintenance contract services, our Data Center and our ASP services, accounted for 53% of our consolidated revenue for the September 2006 quarter as compared to 44% of consolidated revenue for the September 2005 quarter. This increase was primarily the result of an increase in maintenance revenue resulting from the inclusion of the operations of Netsmart - Ohio and Netsmart - Public Health, as well as an increase in our maintenance Data Center and ASP revenue, exclusive of the Netsmart - Ohio and Netsmart - Public Health acquisitions.

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

Software and Related Systems and Services - New York

Our Software and Related Systems and Services - New York revenue for the September 2006 quarter was $8,313,000, an increase of $883,000, or 12%, from our revenue for the September 2005 quarter, which was $7,430,000. Software and Related Systems and Services - New York revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software, license revenue, maintenance revenue and revenue from small turnkey systems in the markets in which we operated prior to our acquisition of our Ohio operations in September 2005.

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

The largest component of Software and Related Systems and Services - New York revenue was maintenance revenue, which increased $161,000, or 6%, to $2,793,000 in the September 2006 quarter from $2,632,000 in the September 2005 quarter. As turnkey systems are completed, customers are transitioned to the maintenance division, thereby increasing our installed base of recurring revenue. Turnkey systems labor revenue increased $404,000 to $2,645,000 in the September 2006 quarter from $2,241,000 in the September 2005 quarter. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. An increase of $636,000 in turnkey systems labor revenue was primarily due to an increase in billable time spent on contracts. This increase was partially offset by $232,000 due to an 11% decrease in our average daily billing rate. Revenue from third party hardware and software increased 5% to $1,674,000 in the September 2006 quarter, from $1,588,000 in the September 2005 quarter. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our software and related systems and services revenue. During the September 2006 quarter, the increase in revenue from third party hardware and software was the result of an increase in pharmacy related sales to various customers. License revenue decreased 6% to $659,000 in the September 2006 quarter from $702,000 in the September 2005 quarter. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. The decrease in revenue is substantially the result of a decrease in customer user count upgrade sales, as well as a decrease in large system license sales. Revenue from the sales of our small turnkey contracts increased 103% to $542,000 in the September 2006 quarter from $267,000 in the September 2005 quarter. Small turnkey contract sales relate to turnkey contracts that are less than $50,000 and are usually completed within one to six months. The increase in our small turnkey revenue for the September 2006 quarter is substantially due to increased activity in contract closings and implementation efforts.

Gross profit increased 13% to $3,967,000 in the September 2006 quarter from $3,515,000 in the September 2005 quarter. Our gross profit percentage increased to 48% in the September 2006 quarter from 47% in the September 2005 quarter. Our gross profit percentage increased as a result improved efficiency from our maintenance division.

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

Revenue for the September 2006 quarter consisted of the following components: Maintenance revenue of $3,727,000, third party hardware and software revenue of $440,000, turnkey systems labor revenue of $643,000 and license revenue of $382,000.

Gross profit for the September 2006 quarter was $2,969,000 and our gross profit percentage was 57%.

Software and Related Systems and Services - Public Health

The Software and Related Systems and Services-Public Health segment is a new segment established as a result of the acquisition of the business of QS Technologies, Inc by Netsmart - Public Health. The Public Health operations commenced August 2, 2006. Netsmart - Public Health delivers enterprise-wide public health solutions and vital records software to 70 public health agencies, including nine states. The small turnkey contracts in the Public Health segment are for system installations for Public Health information management software and vital records software for public health agencies. The small turnkey contracts are usually completed within a six-month period.

Revenue for the September 2006 period consisted of the following components: Maintenance revenue of $343,000, third party reimbursable revenue of $3,000, turnkey systems labor revenue of $13,000 and license revenue of $161,000.

Gross profit for the September 2006 period was $278,000 and our gross profit percentage was 53%.

Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fee by an amount that approximates the New York urban consumer price index increase. The data center revenue increased to $442,000 in the September 2006 quarter from $434,000 in the September 2005 quarter, representing an increase of $8,000, or 2%.

Gross profit increased 15% to $237,000 in the September 2006 quarter from $207,000 in the September 2005 quarter. Our gross margin percentage increased to 54% in the September 2006 quarter from 48% in the September 2005 quarter. This increase in gross margin percentage was the result of an increase in revenue as well as a reduction in the following costs: communication costs decreased $8,000, supplies decreased $11,000 and support overhead and facility costs decreased $13,000. These decreases in costs, which increased our gross margin percentage, were partially offset by a $12,000 increase in salary and fringe benefit costs.

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

ASP revenue increased to $926,000 in the September 2006 quarter from $653,000 in the September 2005 quarter, representing an increase of $273,000 or 42%. This increase is primarily the result of increases Netsmart University, CareNet and Infoscriber revenue.

Gross profit for the September 2006 quarter was $329,000 and for the September 2005 quarter was $174,000, representing an increase of $155,000, or 89%. The gross margin percentage was 36% for the September 2006 quarter and 27% for the September 2005 quarter. Although revenue increased, the gross profit and gross margin percentage did not increase proportionally due to the increased costs associated with the Netsmart University operations, which amounted to $97,000 in the September 2006 quarter. These costs represent the required baseline costs to support the Netsmart University operation as well as a provision for bonus of $50,000 payable in accordance with the terms of an employment contract with the principal of Netsmart University. We expect that as revenue from Netsmart University increases, gross profit and margins for this segment will increase accordingly.

Operating Expenses

Selling, general and administrative expenses were $4,406,000 in the September 2006 quarter, reflecting an increase of $1,982,000, or 82%, from $2,424,000 in the September 2005 quarter. Approximately $1,329,000 or 67% of this increase was related to the selling, marketing and general and administrative costs associated with Netsmart - Ohio. These costs consist of : (1) general and administrative costs totaling $645,000, of which the major cost components are as follows - accounting, human resources and administrative salaries and fringe benefit costs $141,000, rent and real estate taxes related to the Ohio facility $111,000, reserve for bad debts $82,000, customer list and contract backlog amortization $193,000 and accounting fees $40,000 and (2) sales and marketing costs totaling $684,000, of which the major cost components are as follows - salaries and fringe benefit costs $455,000, commissions $84,000 and travel and lodging $75,000. Approximately $123,000 was related to the selling and general and administrative costs associated with the Netsmart - Public Health acquisition made in August 2006. The remaining increases beyond the Netsmart - Ohio and Netsmart - Public Health costs were in: sales and marketing salaries and fringe costs, which increased by $104,000; commissions, which increased $170,000; provision for bonuses which increased by $72,000; legal costs which increased by $77,000, and reserve for bad debts which increased by $106,000.

We incurred research, development and maintenance expenses of $1,600,000 in the September 2006 quarter, an increase of $713,000, or 80%, from $887,000 in the September 2005 quarter. Approximately $510,000 of research, development and maintenance expenses related to the Netsmart - Ohio operations and $120,000 related to the Netsmart Public Health operations. The Netsmart -New York research, development and maintenance expenses increased by approximately $83,000 as a result of efforts towards routine product maintenance.

Interest expense was $72,000 in the September 2006 quarter, an increase of $57,000, or 380%, from $15,000 in September 2005 quarter. On October 7, 2005, we borrowed $2,500,000 pursuant to a term loan advanced under a new revolving credit and term loan agreement. The increase in interest expense was primarily the result of the increased borrowings under this term loan. In August 2006, in connection with the acquisition of Netsmart - Public Health, we issued a three year promissory note in the amount of $1,435,000. The increase in interest expense was partially the result of the increased borrowings related to this note.

Interest income remained relatively constant at $96,000 for the September 2006 quarter and $101,000 for the September 2005 quarter. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from our term loan, as well as cash generated from operations.

At September 30, 2006, we had approximately $3.53M in federal and $2.82M in various state net operating loss carryforwards. The federal and Ohio state loss carryforward is limited to approximately $830,000 per year. In the September 2006 quarter, we recorded a current tax expense of $1,203,000, which relates to federal, state, and local tax. The income tax provision also consists of a deferred tax benefit of $431,000 resulting in a net income tax provision of $772,000. In the quarter ending September 30, 2006, we determined that an Ohio combined tax return should be filed for 2006. As a result, our tax provision was reduced by $127,000 and our effective tax rate has decreased approximately 3.1% in the quarter ended September 30th, 2006. In addition, we performed normal tax provision true-up calculations based on the filing of our tax returns which resulted in a decrease in tax of approximately of $103,000 or an effective tax rate decrease for the quarter ending September 30, 2006 of 2.5%.

During the September 30, 2006 quarter, we trued up the deferred tax asset account for NTST-Ohio at September 28, 2005, the date of the CMHC acquisition. Based on this true up calculation, we decreased our Goodwill by approximately $355,000.

As a result of the foregoing factors, in the September 2006 quarter, we had net income of $1,025,525, or $.16 per share basic and $.15 per share diluted. For the September 2005 quarter, we had net income of $379,000, or $.07 per share, basic and diluted.

Liquidity and Capital Resources

We had working capital of approximately $4.8 million at September 30, 2006 as compared to working capital of approximately $4.0 million at December 31, 2005. This increase of approximately $800,000 in working capital was the result of the following: our net income, after adding back depreciation and amortization, which totaled $5,621,000; $570,000 for a goodwill adjustment relating to deferred revenue and accrued liabilities; and net proceeds from the exercise of stock options and warrants in the amount of $483,000. These increases were partially offset by $4,091,000 in cash used in, and the assumption of net current liabilities associated with, the Netsmart - Public Health acquisition; $942,000 for the acquisition of equipment; $744,000 related to current income taxes payable and $159,000 of additional costs related to the private placement effort completed in 2005. The remaining increase in working capital of $30,000 was due to changes in other current assets and liabilities.

In October 2005, we entered into a revolving credit and term loan agreement with the Bank of America, which was amended as of December 31, 2005, and further amended as of September 29, 2006 (as so amended, the “Credit Agreement”). This financing provides us with a five-year term loan of $2.5 million. The term loan bears interest at LIBOR plus 2.25%. We have entered into an interest rate swap agreement with the Bank for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.1% in order to reduce the interest rate risk associated with these borrowings. On October 7, 2005, we borrowed the full amount of the $2,500,000 term loan. The revolving credit facility provides for borrowings of up to $2,500,000. Any amounts borrowed under this arrangement will bear interest at a rate per annum to be elected by us, equal to either (1) the LIBOR Rate plus 2.5% or (2) the Bank's prime rate. We have not borrowed any amounts under the revolving credit facility and there is no amount outstanding as of September 30, 2006. The amount outstanding under the Credit Agreement at September 30, 2006 is $2,042,000.

The terms of the Credit Agreement require compliance with certain covenants, including maintaining a minimum tangible net worth of a negative $2,250,000 until December 30, 2006 with provisions for increases in future periods, minimum cash reserves of $5,000,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of September 30, 2006, the Company was in compliance with the financial covenants of the Credit Agreement.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash, our securities, or a combination of cash and securities. If we fail to make any acquisitions our future growth will be limited to only internal growth. We are continually seeking acquisitions that will add complementary products to our offerings and that will provide value for the markets we serve. As of the date of this Form 10-Q quarterly report, we did not have any formal or informal agreements or understandings with respect to any material acquisition by us.

On August 1 2006, we acquired certain assets, including computer software, customer lists and computer equipment of QS Technologies, Inc. (“QS”) for an initial payment of $1,900,000 in cash and a $1,435,000 promissory note, together with the assumption of approximately $1,943,000 in net liabilities, consisting principally of deferred revenue. The transaction also provides for potential additional payments to the seller of up to $1,450,000 in 2008, contingent upon the attainment of performance milestones by the QS business through 2007. The acquired QS business delivers enterprise-wide public health solutions and vital records software to 70 public health agencies, including nine states. We also assumed the facility lease of QS in Greenville, South Carolina. This lease has a total square footage of 5,761, is non-cancelable and expires on February 23, 2011. The annual rent is $80,106 and is subject to escalation clauses. The amount outstanding under the promissory note at September 30, 2006 was $1,400,000.

Based on our outstanding contracts and our continuing business, we believe that our cash flow from operations and our cash on hand will be sufficient to enable us to fund our operations for at least the next twelve months. It is possible that we may need additional funding if we pursue certain acquisitions or if our business does not develop as we anticipate, or if our expenses, including our software development costs relating to our expansion of our product line and our marketing costs for seeking to expand the market for our products and services to include smaller clinics and facilities and sole group practitioners, exceed our expectations.

Based on our market capitalization on June 30, 2006, the last day of our second fiscal quarter, we will become an “accelerated filer” for our fiscal year ending December 31, 2006. Our status as an accelerated filer will require us to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for our next fiscal year, which requires management certification with respect to internal controls over financial reporting. In anticipation of the change to accelerated filer status, we have substantially completed the steps necessary to enable management to evaluate such internal controls. Consequently, we do not expect to make material expenditures in connection with our Section 404 compliance, other than the attestation by our independent registered accountants.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes, as of September 30, 2006, our obligations and commitments to make future payments under debt, capital leases, operating leases and other long-term liabilities:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years

Long Term Debt[1]	$2,041,667	$500,000	$1,000,000	$541,667	$--
Asset purchase agreement[4]	1,399,732	442,610	957,122	--	--
Capital Lease Obligations[2]	19,902	19,902	--	--	--
Operating Leases[3]	8,830,339	1,310,028	2,354,563	2,195,318	2,970,430
Other Long-Term Liabilities[3]	1,207,519	812,053	352,966	42,500	--
Total Contractual and Other Long-Term Obligations	$13,499,159	$3,084,593	$4,664,651	$2,779,485	$2,970,430

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
4 See note 5  to Netsmart’s Form 10Q for the Nine Months Ended September 30, 2006

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
Impairment of Customer Lists
Bad Debts
Fair Value of Acquired Deferred Post-Contract Customer Support
Valuation Allowance for Deferred Income Tax Assets
Purchase Price Allocation of Netsmart Ohio and QS Technologies Acquisitions

Revenue Recognition - We recognize large turnkey revenue from long-term (six months or longer), fixed price contracts for financial statement purposes under the percentage of completion method when significant modification of the software package is required to meet the customer specifications. The percentage of completion method takes into account progress towards completion of a contract using time spent by technical personnel on a particular project as the measuring standard. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.

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

Fair value of acquired deferred post-contract customer support (“PCS”) - We value PCS in accordance with View B of Emerging Issues Task Force (“EITF”) 04-11. In order to remain competitive and maintain our existing customer base, we upgrade and maintain software for purposes of bug fixes and ongoing regulatory changes, as well as software corrections and enhancements. These services are not sold separately and are therefore fair valued as a single unit. Although these services are provided on a when-and-if-available basis, we have an obligation to our existing customer base to develop upgrades and enhancements in order to maintain our customer relationships, as well as increase future revenue. The fair value of this liability is estimated using the value of the services provided using an estimated fulfillment margin. We intend to fulfill 100% of our obligations under these assumed PCS obligations assumed.

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

Purchase Price Allocations of Netsmart Ohio and QS Technologies Acquisitions - Purchase price allocations are subject to change. Changes could include a reallocation of intangible assets which would likely have the effect of increasing or decreasing future amortization expense, since the intangible assets are initially assigned varied lives. Additionally, the lives assigned to the identifiable intangible assets represent management’s best estimates of the time periods in which it will continue to receive benefits from these assets. The useful lives may need to be adjusted in the future based upon changes to the expected useful lives of such assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates. Our debt is at fixed rates of interest after completing an interest rate swap agreement, which effectively converted our variable rate debt at September 30, 2006 into a fixed rate debt of 7.1%. Therefore, if the LIBOR rate plus 2.5% increases above 7.1%, it may have a positive effect on our comprehensive income.

Most of our cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If short-term market interest rates decrease by 10% from the levels at September 30, 2006, the effect on our net income would be a decrease of approximately $36,000 per year.

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

Changes in Internal Controls

During the quarter ended September 30, 2006, we continued integrating the New York and Ohio operations. We have chosen to use the most efficient processes and internal controls of the two operations in each location. During the quarter ended September 30, 2006, we completed the implementation of same accounting system in Ohio as we use in New York. We are or will be in the process of implementing the billing and cash receipts procedures.

Also during the period ended September 30, 2006, in connection with the QS Technologies, Inc. (“QS”) acquisition we have integrated the QS accounting into our New York accounting system and related controls.

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

We market our health information systems principally to behavioral health facilities, many of which are operated by state and local government entities and include entitlement programs. During the September 2006 period, we generated 39% of our revenue from contracts that are directly or indirectly with government agencies, as compared to 49% in the September 2005 period. Government agencies generally have the right to cancel certain contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our revenue would decline if state agencies reduce this funding.

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

NETSMART TECHNOLOGIES, INC.

/s/ James L. Conway	Chief Executive Officer	November 14, 2006
James L. Conway	(Principal Executive Officer)

/s/ Anthony F. Grisanti	Chief Financial Officer	November 14, 2006
Anthony F. Grisanti	(Principal Financial and
Accounting Officer)

Index of Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.