Form 10-K
period 2006-12-31
NETSMART TECHNOLOGIES INC
filed 2007-03-19
CIK 1011028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes ☒No

As of June 30, 2006, the last day of the Registrant’s second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non affiliates was approximately $77,508,000.

As of March 1, 2007, the registrant had outstanding 6,570,434 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Part I

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in this Form 10-K annual report for the year ended December 31, 2006, and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Item 1. Business.

In this report, the terms “Netsmart”, “we”, “us” or “our” mean Netsmart Technologies, Inc. and the subsidiaries in our consolidated financial statements.

Introduction

We develop market, and support application software for health and human services organizations. In many cases, our software serves as the foundation for the financial, clinical and management processes for our customers, which include mental health clinics, substance abuse clinics, psychiatric hospitals, public health agencies, and managed care entities. We also market and support enterprise-wide public health solutions and vital records software to public health agencies.

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

The cost of a new software system for our customers typically ranges from $10,000 to $100,000 for a single-facility healthcare organization to $250,000 to several million dollars for multi-unit care organizations, such as those run by state agencies. Government agencies, such as mental health, mental retardation, child welfare, addiction, correction and public health facilities, accounted for approximately 40% of revenue in 2006, with the remainder coming from private hospitals, smaller clinics, group and sole practitioners.

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

Recent Acquisitions

On August 1, 2006, we acquired the business of QS Technologies, Inc. (“QS”) from Intelligent Systems Corporation. They deliver enterprise-wide public health solutions and vital records software to 70 public health agencies, including nine states. This acquisition expands our product offerings, and enhances our ability to offer our customers a wide range of products and services that are designed to meet their needs.

Proposed Merger Transaction

On November 18, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NT Acquisition, Inc., a Delaware corporation (“Buyer”) and NT Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and NT Acquisition, Inc., a Delaware corporation (“Buyer”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into Netsmart, the separate corporate existence of Merger Sub will cease with Netsmart continuing as the surviving corporation. Merger Sub and Buyer are or will be controlled by funds which are affiliated with Insight Venture Partners (“Insight”) and Bessemer Venture Partners (“Bessemer” and, together with Insight, the “Sponsors”), private equity firms.

At the effective time of the merger, each outstanding share of common stock of Netsmart, other than any shares owned by Merger Sub, its affiliates, Netsmart or any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $16.50 in cash, without interest. Warrant holders and option holders will be entitled to receive the difference between the exercise price of such security and $16.50 per share in cash.

FFDOCS1\734055.01
A special meeting of stockholders has been called for Thursday, April 5, 2007 for the purpose of considering the Merger Agreement.

Organization of the Company

We are a Delaware corporation formed in September 1992 under the name Medical Services Corp. Our name was changed to Carte Medical Corporation in October 1993 to CSMC Corporation in June 1995 and to Netsmart Technologies, Inc. in February 1996.

Our executive offices are located at 3500 Sunrise Highway, Suite D-122, Great River, New York 11739, telephone (631) 968-2000. Reference to us and to Netsmart includes our legal subsidiaries Netsmart New York, Inc., Netsmart Ohio and Netsmart Public Health, Inc. Our website is located at www.ntst.com.

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

Software and Related Systems and Services - New York

We develop, market and support computer software and provide implementation and business services that enable health and human services organizations to access, manage and share information related to their financial, clinical and management processes.

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

Our typical license for a health information system ranges from $10,000 to $100,000 for a single facility healthcare organization to $250,000 to $5,000,000 for multi-unit care organizations such as those run by state agencies. Revenue from license fees was approximately $2,126,000, or 3.6% of consolidated revenue, for 2006, $2,210,000, or 5.8% of consolidated revenue, for 2005 and $2,066,000, or 7.1% of consolidated revenue, for 2004. A customer’s purchase order may also include third party hardware or software. Revenue from hardware and third party software accounted for approximately $5,433,000, or 9.2% of consolidated revenue, for 2006, $5,544,000, or 14.6% of consolidated revenue, for 2005 and $4,336,000, or 15.0% of consolidated revenue, for 2004. Revenue from turnkey systems labor accounted for approximately $10,492,000, or 18.5% of consolidated revenue, for 2006, $9,845,000, or 25.9% of consolidated revenue, for 2005 and $9,602,000, or 33.1% of consolidated revenue in 2004.

Our small systems revenue was approximately $1,889,000, or 3.2% of consolidated revenue, for 2006, $1,042,000, or 2.7% of consolidated revenue, for 2005 and $928,000, or 3.2% of consolidated revenue, for 2004.

Maintenance services have generated increasing revenue and have become a more significant portion of our business, since most purchasers of healthcare information system licenses also purchase maintenance service. Maintenance revenue increases as existing customers purchase additional licenses and new customers purchase their initial software licenses. By agreement with our customers, we provide telephone help desk support and maintain and upgrade their software. Maintenance contracts may require us to make modifications to meet any new federal and state reporting requirements that become effective during the term of the maintenance contract. We do not maintain the hardware and third party software sold to our customers, but we provide a telephone help line service for certain third party software which we license to our customers. Our maintenance revenue was approximately $10,933,000, or 18.5% of consolidated revenue, for 2006, $9,784,000, or 25.8% of consolidated revenue, for 2005 and $8,290,000, or 28.6% of consolidated revenue, for 2004.

Software and Related Systems and Services - Ohio

As with Netsmart New York, the Netsmart Ohio operation develops computer software and provides implementation and business services that are designed to enable health and human services organizations to access, manage and share information related to their financial, clinical and management processes.

The Ohio segment consists mainly of the operations of the former CMHC Systems, Inc., now named Netsmart Ohio. The results of operations from this acquisition are included from October 1, 2005 through December 31, 2006. The focus of the Ohio segment consists primarily of contracts for turnkey system installations of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, and some developmental disability centers and behavioral health-related managed care organizations. These turnkey installations are usually completed within a six-month period.

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

Our typical license for a health information system ranges from $10,000 to $100,000 for a single facility healthcare organization to $250,000 to $500,000 for multi-unit care organizations. Revenue from license fees was approximately $1,814,000, or 3.1% of revenue, for 2006. A customer’s purchase order may also include third party hardware or software. Revenue from hardware and third party software accounted for approximately $1,742,000, or 3.0% of revenue, for 2006. Revenue from turnkey systems labor accounted for approximately $2,574,000, or 4.4% of revenue, for 2006.

Software and Related Systems and Services - Public Health

The Public Health segment consists mainly of the operations of the former QS Technologies, Inc., now named Netsmart Public Health. The results of operations from this acquisition are included from August 1, 2006 through December 31, 2006.

This segment develops computer software and provides implementation and business services designed to enable public health departments to manage programs such as immunizations, adult health, family planning, STD, AIDS, epidemiology, tuberculosis, lab records, and case management. In addition, the segment develops software designed to support the management of vital records data.

The focus of the Public Health segment includes contracts for turnkey system installations of public health information management software for state and county public health departments. These turnkey installations are usually completed within a six month period. The Public Health segment also provides contracts for vital records solutions with state, county and city vital records departments.

The core products of the Public Health segment include Insight, a comprehensive public health system designed for the Windows operating system; PCMS, an enterprise public health system designed for the AS/400 operating system; and QSTVRS, a vital records management system designed for the Windows operating system. Customer organizations typically purchase Insight, PCMS and QSTVRS in the form of a perpetual license to use the system, together with professional services, support and maintenance. Professional services for installation and implementation of the software are provided either on a time-and-materials or fixed-price contract basis.

Our typical license for a public health information system ranges from $50,000 to $500,000 for a county health department and $500,000 to $1,000,000 for state wide system. Our typical license for a vital records system ranges from $100,000 to $500,000 for a city or county vital records department and $500,000 to $2,000,000 for a complete state vital records system. The acquisition of this segment occurred on July 31, 2006 and as a result, revenue from this segment is included from August 2006 through December 2006. Revenue from license fees was approximately $858,000, or 1.5% of revenue, for 2006. Revenue from turnkey systems labor accounted for approximately $260,000, or .4% of revenue, for 2006.

Data Center Services

Our Data Center provides software that performs clinical and billing services for mental health, alcohol and substance abuse outpatient facilities. Services include statistical reporting, data entry, electronic billing and submission.

Revenue from our Data Center was approximately $1,736,000, or 2.9% of our consolidated revenue, for 2006, $1,795,000, or 4.7% of our consolidated revenue, for 2005 and $2,058,000, or 7.1% of our consolidated revenue, for 2004.

In 2006, three customers each accounted for 10% or more of total Data Center revenue. One customer was a New York State agency, which accounted for $208,000, or 12% of total Data Center revenue. The other two clients were hospitals in New York City, which accounted for $186,000 and $185,000, or 11% and 11% respectively, of total Data Center revenue. None of the above mentioned clients accounted for more than 10% of our consolidated revenue.

In 2005, three customers each accounted for 10% or more of total Data Center revenue. One customer was a New York State agency, which accounted for $211,000, or 12% of total Data Center revenue. The other two clients were hospitals in New York City, which accounted for $209,000 and $192,000, or 11.6% and 10.7%, respectively, of total Data Center revenue. None of the above mentioned clients accounted for more than 10% of our consolidated revenue.

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

The InfoScriber product is a secure, Web-based e-prescribing system that enables practitioners in public or private practices to write and transmit electronic prescriptions to pharmacies of choice. We believe it is the only e-prescribing system solely focused on the behavioral healthcare market with its unique medications, treatment settings and reporting requirements.

Revenue from ASP services was approximately $3,556,000 for 2006 and $2,538,000 for 2005, or 6% and 7% respectively, of our consolidated revenue..

During 2006, one customer accounted for $797,000, or 22%, of total ASP revenue and during 2005, this same customer accounted for $661,000, or 26%, of total ASP revenue. This customer did not account for more than 10% of our total consolidated revenue in either 2006 or 2005.

Our ASP backlog at December 31, 2006 was $3,784,000. We anticipate that all of this backlog will be earned in 2007. Our ASP backlog at December 31, 2005 was $3,011,000.

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

Many long-term behavioral/public healthcare facilities are operated by government entities and include those operated as part of entitlement programs. During the years ended December 31, 2006, 2005 and 2004, approximately 40%, 44% and 49%, respectively, of our consolidated revenue was generated from contracts with state and local government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract for its convenience, although we have not experienced a termination for convenience in the last five years.

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

In addition to our focus on the behavioral healthcare market segment, we also serve a growing number of public healthcare organizations. Our products are designed with functionality to assist this market segment with important considerations like maximizing the ability for clinicians to provide care to individual patients in high volume patient settings; near real-time analysis of data from different systems for disease outbreak investigations and resolution; and interoperability with other internal health department databases, including environmental health. Our acquisition of QS Technologies in August 2006 has increased our focus on the public health market. Since many of the consumers of services of our clients are some of the poorest Americans, they receive their primary care from public health clinics. We believe this is driving the trend towards integration and data sharing between these agencies.

We are also actively engaged in a number of key industry associations and organizations to help us pro-actively address trends and future needs of our customers. In addition, there are active Netsmart user group organizations at the state, regional and national levels. These user groups provide us with a customer/user perspective on emerging requirements and ongoing feedback that helps us determine future product direction and requirements.

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

HIPAA. As a supplier of practice management, we believe that the Health Insurance Portability and Accountability Act, generally known as HIPAA, essentially mandates that the U.S. Department of Health and Human Services enact standards regarding the standardization, privacy and security of health care information. This legislation requires more providers of services in the under-automated health and human services industry to install automated systems, creating an increased demand for automated software solutions. We believe that our products, in conjunction with products offered by other companies with which we have a marketing arrangement, enable us to offer comprehensive enterprise-wide HIPAA-compliant and HIPAA-related business services for most human service providers.

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

No single customer accounted for more than 10% of consolidated revenue for the years ended December 31, 2006 and 2005.

Sales and Marketing

We have a sales force of 42 people who sell and market our products. In addition, since the acquisition of CMHC Systems, we have aligned our go-to-market strategy with the key vertical markets we serve: State Systems, Integrated Delivery Networks (such as hospitals with multiple facilities and behavioral healthcare offerings), Community and Public Healthcare, and Methadone Providers. We also expanded our direct sales force and aligned them with the vertical markets above to enable our sales force to develop in-depth knowledge of the unique needs of each segment. In addition, we established an account management team which is designed to maintain and grow relationships with our current customers, and to identify opportunities to sell additional software and services from our present product offerings to that current customer base. We also added a dedicated business development organization to cultivate large strategic opportunities and build relationships with the large systems integrators that service these organizations. This approach is expected to enable us to leverage our resources and to further extend our reach within the markets we serve.

Backlog

We had a backlog of orders, including ongoing maintenance and data center contracts for our behavioral health information systems, of $58.8 million at December 31, 2006 and $44.1 million at December 31, 2005. We expect to fill approximately $51.2 million of the 2006 backlog during 2007.

Our backlog consists of revenue of approximately $22.0 million from existing turnkey contracts; maintenance revenue of approximately $30.3 million that is comprised both of amounts expected to be filled under unexpired maintenance contracts and amounts that are subject to automatic renewal; unexpired Data Center contracts of approximately $1.6 million, calculated using historical experience to determine future usage; unexpired ASP backlog of approximately $3.8 million; and facility management contracts of approximately $1.1 million, which are also calculated using historical experience to determine twelve months of future usage.

Product Development

We incurred product development and maintenance costs relating to our health and human services information systems of approximately $6,553,000 in 2006, $4,547,000 in 2005 and $3,498,000 in 2004, all of which was company-sponsored and expensed as research, development and maintenance. In 2006, we acquired software with a fair value of approximately $2,306,000 associated with our acquisition of QS Technologies, Inc. In 2005, we acquired software with a fair value of approximately $3,300,000, $2,051,000 and $692,000 associated with our acquisitions of CMHC Systems, Inc., AMS and Continued Learning, respectively. In 2005, we also capitalized software development costs of $42,000 relating to one of our Avatar products. The costs related to this Avatar product are being amortized over a three year period and in 2006 we charged $14,000 to operations. In 2004, we acquired software with a fair value of approximately $150,000 associated with our acquisition of TxM software which was related to our partnership arrangement with the MSJ Communications Corporation, a wholly-owned subsidiary of the Betty Ford Center. In 2004, we capitalized software development costs of $185,500 relating to our RAD Plus 2004 products. The costs related to the RAD Plus 2004 product are being amortized over a three year period and in 2006, we charged $78,400 to operations.

To assure that our customers are informed about our latest product plans and deliverables, we have developed product roadmaps for our major products. The roadmaps provide details about anticipated future product releases (both “version” and “maintenance”) along with estimated dates and timeframes. The product roadmaps are intended to enable our customers to effectively plan and budget for future use of our products and related services.

Competition and Competitive Position

The multi-billion dollar healthcare software industry is highly competitive, and is served by numerous vendors. Although we believe that we can provide healthcare facilities and managed care organizations with software to enable them to perform their services more effectively than our competitors, other software companies provide comparable systems and also have the staff and resources to develop competitive systems. We believe that we compete effectively with such vendors based on product functionality, product reliability and price.

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

Additionally, we face significant competition in the clearinghouse, medical systems and ASP markets. General ASP utilities offer customers the use of computer facilities and operations staff to process either generalized medical software or software selected by the customer from other software vendors. Many organizations start with billing as their primary reason for automation-related spending. Large billing and clearinghouse computer service companies provide a broad spectrum of billing services for a diverse marketplace. In addition, some professional service firms provide staff to operate a customer’s in-house system when the customer believes that such an approach will provide the needed expertise at a cost-effective price.

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

The Sarbanes-Oxley Act of 2002 and rules promulgated there under by the SEC and the Nasdaq Stock Market have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures. We are committed to industry best practices in these areas and believe we are in compliance with the relevant rules and regulations.

Intellectual Property Rights

We have no patent rights for our behavioral health information system software, but we rely upon copyright protection for our software, as well as non-disclosure and secrecy agreements with our employees and third parties to whom we disclose information. We may not be able to protect our proprietary rights to our system, and third parties may claim rights to our system. The disclosure of the codes used in any proprietary product, whether or not in violation of a non-disclosure agreement, could have a material adverse effect upon us, even if we are successful in obtaining injunctive relief. We must continue to invest in product development, employee training, and customer support.

Employees

As of December 31, 2006, we had 337 employees, including 6 executives, 42 sales and marketing, 247 technical and 42 clerical and administrative employees.

Executive Officers

Information concerning our executive officers is included in Item 10, Directors and Executive Officers of the Registrant.

Item 1A. Risk Factors.

In the event that we are unable to successfully complete the currently proposed merger, our stock price is likely to decline.

On November 18, 2006, we entered into the Merger Agreement. In the event that our stockholders approve the merger pursuant to the terms of the Merger Agreement, Netsmart will cease to be a public company. There is no guaranty that the stockholders will approve the Merger Agreement. Following the execution of the Merger Agreement, our stock price began trading at approximately $16.25, $0.25 less than the price proposed to be paid upon consummation of the merger. In the event that our stockholders fail to approve the Merger Agreement, our stock price is likely to decline.

In addition, Netsmart will still be responsible for the cost incurred by it in connection with the merger, which are currently estimated to be approximately $2.2 million. The costs will adversely effect Netsmart’s results of operations which may result in a decline in the market price of our common stock.

There are certain material weaknesses in Netsmart’s internal control over financial reporting that could affect the accuracy and/or timing of future regulatory filings.

As of December 31, 2006, Netsmart’s management concluded that there were certain material weakness relating to its calculation of earnings per share, its calculation of its income tax accrual and the ability to ensure that its disclosures in its regulatory filings under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are prepared in accordance with accounting principles generally accepted in the United States. Until remediated, these weaknesses could affect the accuracy and/or timing of future filings with the SEC and other regulatory authorities. See also Item 9A. Controls and Procedures - Evaluation of Disclosure Controls and Procedures and — Management’s Report on Internal Control Over Financial Reporting.

Because we are particularly dependent upon government contracts, any decrease in funding for entitlement programs could result in decreased revenue.

We market our health information systems principally to behavioral health facilities, many of which are operated by state and local government entities and include entitlement programs. During 2006, 2005 and 2004, we generated 40%, 44% and 49%, respectively, of our revenue from contracts that are directly or indirectly with government agencies. Government agencies generally have the right to cancel certain contracts at their convenience. Our ability to generate business from government agencies is affected by funding for entitlement programs, and our revenue would decline if state agencies reduce this funding.

Changes in government regulation of the health care industry may adversely affect our revenue, operating expenses and profitability.

Our business is based on providing systems for behavioral and public health organizations in both the public and private sectors. The federal and state governments have adopted numerous regulations relating to the health care industry, including regulations relating to payments to health care providers for various services, and our systems are designed to provide information based on these requirements. The adoption of new regulations can have a significant effect upon the operations of health care providers, particularly those operated by state agencies. Furthermore, changes in regulations in the health care field may force us to modify our health information systems to meet any new record-keeping or other requirements and may impose added costs on our business. If that happens, we may not be able to generate revenues sufficient to cover the costs of developing the modifications. In addition, any failure of our systems to comply with new or amended regulations could result in reductions in our revenue and profitability.

If we are not able to take advantage of technological advances, we may not be able to remain competitive and our revenue may decline.

Our customers require software which enables them to store, retrieve and process very large quantities of data and provides them with instantaneous communications among the various data bases. Our business requires us to take advantage of recent advances in software, computer and communications technology. This technology has been developing at rapid rates in recent years, and our future may be dependent upon our ability to use and develop or obtain rights to products utilizing such technology. New technology may develop in a manner which may make our software obsolete. Our inability to use or develop new technology would have a significant adverse effect upon our business.

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

As a result of the costs related to the proposed merger transaction, we were in violation of one of the financial covenants in our loan agreement. Consequently, we were forced to obtain a waiver from the lenders of that covenant in order to prevent an event of default under our loan agreement. There is no assurance that the lender will provide such a waiver in future fiscal periods.

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

We may be unable to effectively integrate any future acquisitions, which may disrupt or have a negative impact on our business.

A part of our business strategy is to make acquisitions of businesses related to our current business. We may have difficulty integrating the personnel and operations of such business with our own. In addition, the key personnel of any acquired business may not be willing to work for us, and its officers may exercise their rights to terminate their employment with us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

Because we are dependent on our management, the loss of key executive officers could disrupt our business and our financial performance could suffer.

Our business is largely dependent upon our senior executive officers, Messrs. James L. Conway, our chief executive officer and Anthony F. Grisanti, our chief financial officer. Although we have employment agreements with these officers, the employment agreements do not guarantee that those officers will continue as our employees, and each of those officers has the right to terminate his employment on 90 days notice. Our agreements with Messrs. Conway and Grisanti are scheduled to expire on December 31, 2007. In connection with the proposed merger transaction, we entered into new employment agreements with Messrs. Conway and Grisanti; however, these agreements will not take effect unless the merger transaction is consummated. Our business may be adversely affected if any key management personnel or other key employees left our employ.

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

Item 1B. Unresolved SEC Staff Comments.

None.

Item 2. Property.

We lease office space at the following locations:
Location	Purpose	Space	Annual Rental	Expiration

3500 Sunrise Highway Great River, New York	Executive offices Software and Related Systems and Services - NY Data Center Services	32,600 square feet	$552,000, plus 3% annual increases	10/22/14**

570 Metro Place North Dublin, Ohio	Software & Related Systems and Services - OH	32,000 square feet	$377,172	09/30/2010

5120 Shoreham Place San Diego, California	Software and Related Systems and Services - NY	2,800 square feet	$75,000	08/31/08

117 North 1st Street Ann Arbor, Michigan	ASP Services	2,200 square feet	$49,000	01/31/07

146 Second Street North St. Petersburg, Florida	ASP Services	2,000 square feet	$29,000	03/31/08

37 Villa Road Greenville, South Carolina	Public Health Software and Related Systems and Services	5,761 square feet	$81,000	02/23/11

69-730 Highway 11 Rancho Mirage, CA	Software and Related Systems and Services - NY	1,400 square feet	*	*

We believe that our space is adequate for our immediate needs and that, if additional space is required, whether due to the scheduled expiration of a lease or otherwise, it would be readily available at commercially reasonable rates.

Note: In 2007, the Company negotiated an additional 8,553 square feet at its Great River facility at an annual rental of $149,678 with a lease expiration of 10/22/14. The Company expects to occupy that space in early 2007.

*	Month to month rental
**	This lease provides for an early termination option by the Company in December 2009.

Item 3.	Legal Proceedings.

On November 21, 2006, a class action complaint entitled Levy Investments, LTD. v. Netsmart Technologies, Inc., et al., Civil Action No. 2566-N, was filed against Netsmart, its directors, Buyer and Merger Sub in the Delaware Court of Chancery, New Castle County. On November 21, 2006, a class action complaint entitled Superior Partners v. James L. Conway, et al., Civil Action No. 2563-N, was filed against Netsmart, its directors, Kevin Scalia, Alan B. Tillinghast, Buyer and Merger Sub in the Delaware Court of Chancery, New Castle County. On November 21, 2006, a class action complaint entitled Joe B. Ingram v. Netsmart Technologies, Inc., et al., Index No. 06-32611, was filed against Netsmart and its directors in the Supreme Court of New York, Suffolk County. On November 22, 2006, a class action complaint entitled Mark Anthony v. Netsmart Technologies, Inc., et al., Index No. 06-32720, was filed against Netsmart, its directors, Alan B. Tillinghast, Kevin Scalia, Insight and Bessemer in the Supreme Court of New York, Suffolk County. On December 1, 2006, a class action complaint entitled Jon Landon v. Francis J. Calcagno et al., Civil Action No. 2586-N, was filed against Netsmart, its directors, Buyer, Merger Sub and NT Investor Holdings, Inc. (“Parent”) in the Delaware Court of Chancery, New Castle County. On December 12, 2006, a class action complaint entitled Leviticus Partners, L.P. v. James L. Conway, et al., Civil Action No. 2597-N,was filed against Netsmart, its directors, Buyer, Merger Sub, Insight and Bessemer in the Delaware Court of Chancery, New Castle County. The complaints allege, among other things, that each of the directors of Netsmart individually breached the fiduciary duties owing to the Netsmart stockholders by voting to approve the Merger Agreement, thereby enabling management to benefit to the detriment of the stockholders. Each of the complaints seeks, among other relief, the court’s designation of class action status, an injunction preventing the consummation of the merger and, in the event of consummation of the merger, rescission and damages. In Mark Anthony v. Netsmart Technologies, Inc., et al., on December 6, 2006, the plaintiff moved for approval of voluntary discontinuance of the action. The motion was granted by order signed on January 4, 2007. On December 11, 2006, the Delaware Court of Chancery entered an order on consent consolidating the three actions filed in that court as of that date. On December 14, 2006, the plaintiff in Leviticus Partners, L.P. v. James L. Conway, et al. filed a motion for consolidation and for reconsideration of the order entered December 11, 2006, in the Delaware Court of Chancery. On December 18, 2006, the plaintiff in Leviticus Partners, L.P. v. James L. Conway, et. al. filed a notice of withdrawal of its motion for consolidation and reconsideration of the December 11, 2006 order and represented to the court its intent to file suit in Suffolk County, New York. By letter to the court dated December 19, 2006, the defendants requested the court to decline to enter the proposed order granting the notice of dismissal. On December 20, 2006, Vice Chancellor Leo E. Strine, Jr. of the Delaware Court of Chancery denied the plaintiff’s request to enter an order dismissing the action. On January 5, 2007, the plaintiffs in the consolidated Delaware action filed a Consolidated Amended Complaint, inter alia, adding certain nondisclosure claims based on Netsmart’s preliminary proxy statement. On January 10, 2007, the plaintiff in Joe B. Ingram v. Netsmart et al. filed a First Amended Class Action Complaint adding certain nondisclosure claims based on Netsmart’s preliminary proxy statement and naming as additional defendants Insight, Bessemer, Kevin Scalia and Alan B. Tillinghast. On January 12, 2007, the defendants in Joe B. Ingram v Netsmart et al. moved to dismiss the action in favor of the substantially identical actions pending in Delaware. By order dated February 6, 2007, the court granted the defendants motion and dismissed the Suffolk County action. On January 16, 2007, the Delaware Court of Chancery entered, on consent, an Amended Order of Consolidation consolidating Leviticus Partners, L.P. v James L. Conway, et al. with the three previously consolidated Delaware actions. On January 25, 2007, plaintiffs in the consolidated Delaware action filed (1) a motion for expedited discovery; and (2) a notice of intent to file a motion for a preliminary injunction. On January 26, 2007, Vice Chancellor Leo E. Strine, Jr. conducted a telephonic conference in the consolidated Delaware action. During this telephonic conference, Vice Chancellor Strine ordered that discovery was to be expedited and ordered defendants to produce, by no later than February 2, 2007, documents in response to plaintiffs’ request for production of documents, and that depositions of the witnesses be completed by no later than February 11, 2007. Vice Chancellor Strine also held a hearing for Plaintiff’s Motion for a Preliminary Injunction on February 27, 2007. On March 14, 2007, the Court of Chancery issued a decision permitting a stockholder vote on the merger to be held after Netsmart makes supplemental disclosures consisting of certain financial projections and the text of the Court’s decision. The board of directors unanimously believes that the actions are without merit, and intends for Netsmart and the directors to defend vigorously against them.

From time to time we are also involved in ordinary and routine litigation matters in the normal course of business. We believe that the resolution of these matters will not have a material adverse effect on our consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

On December 7, 2006 we held our 2006 annual meeting of stockholders.

The following individuals were elected as directors:

Name	Votes For	Withheld
James L. Conway	5,519,325	414,004
Kevin Scalia	5,314,412	618,917
Alan Tillinghast	5,519,325	414,004
Joseph G. Sicinski	5,294,192	639,137
Francis Calcagno	5,287,492	645,837
John S.T. Gallagher	5,296,692	636,637
Yacov Shamash	5,250,287	683,042

The following proposals were approved as follows:

	Votes For	Votes Against	Abstain	Broker Non Votes
Proposal to increase the number
of shares available under the Company’s
2001 Long-Term Incentive Plan	3,220,677	1,075,526	208,593	1,428,533

Approval of amendments to the 2001
Long Term Incentive Plan	3,313,965	981,138	209,693	1,428,533

Approval of the selection of
Marcum & Kliegman LLP as the
Company’s independent certified
Accountants for 2006	5,891,821	5,194	36,314

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is traded on The Nasdaq Capital Market under the symbol NTST. Set forth below is the reported high and low sales prices of our common stock for each quarterly period during 2006 and 2005.

Quarter Ended	High	Low
March 31, 2006	$13.86	$10.48
June 30, 2006	14.60	12.03
September 30, 2006	15.05	11.75
December 31, 2006	16.32	12.36

March 31, 2005	$10.27	8.28
June 30, 2005	9.74	8.50
September 30, 2005	12.50	8.94
December 31, 2005	15.00	12.17

As of March 15, 2007, there were approximately 860 beneficial owners of our common stock. The closing price of our common stock was $16.35 per share on March 15, 2007. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We do not anticipate that we will pay any dividends in the foreseeable future. We currently intend to retain future earnings for use in operation and development of our business and for potential acquisitions. In addition, the terms of our term loan agreement require our lender’s consent with respect to the payment of cash dividends.

The information required by Item 201(d) of Regulation S-K is located under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

(b) During the year ended December 31, 2006, no purchases were made under the Company’s stock buyback plan.

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth below for the five years in the period ended December 31, 2006 has been derived from the company’s audited Consolidated Financial Statements. This information should be read in conjunction with the audited Consolidated Financial Statements and notes thereto.

	Year Ended December 31,
	2006(1)(5)	2005(1)	2004	2003	2002
	(in thousands except per share data)
Selected Statements
of Income Data:

Revenue	$59,050	$37,978	$29,005	$27,175	$22,126

Income from Operations
before interest, other financing
costs and income tax	$4,139	2,556	3,065	2,368	1,095

Net Income	$1,853	1,590	2,7532	3,0283	1,1954

Dividends Declared
Per Common Share	--	--	--	.10	--

Per Share Data - Diluted:
Net Income	$.27	$.27	$.50	$.64	$.29

Weighted average number
of shares outstanding	6,748	5,935	5,537	4,752	4,153

Selected Balance
Sheet Data:
Working Capital	$3,758	$4,043	$18,216	$14,714	$9,215

Total Assets	70,525	64,622	37,707	34,633	22,416

Long Term Debt
Including Current Portion	3,209	2,750	1,000	1,667	1,750

Capitalized Leases Including
Current Portion	10	71	86	147	12

Stock dividend	--	--	--	441	--

Total Liabilities	31,753	28,336	13,080	13,633	11,110

(Accumulated Deficit)	(151)	(2,004)	(3,594)	(6,347)	(9,376)

Stockholders’ Equity	$38,771	$36,286	$24,627	$21,000	$11,306

1 In 2006, the Company completed one acquisition. In 2005, the Company completed three acquisitions (see note 5 to the Consolidated Financial Statements).

2 The Company’s tax provision has been reduced as a result of a $1,014,000 reduction in its deferred tax asset valuation allowance.

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

5 The Company recognized $1,581,000 of costs associated with the proposed merger transaction in the fourth quarter of 2006. These costs were not deductible for tax purposes.

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

Software and Related Systems and Services is the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions, including billing, patient tracking and scheduling for inpatient and outpatient environments, as well as clinical documentation and medical record generation and management. We perform these services in each of the New York, Public Health and Ohio segments. Within these segments, we recognize revenue based on the nature of the products and services sold, for example, a turnkey system, a consulting contract or a maintenance contract. Turnkey revenue includes turnkey systems labor revenue, third party hardware and software revenue, license revenue and sales from our small turnkey division. We further classify our revenue into large turnkey and small turnkey components. The large turnkey components consist mostly of our Avatar suite of products. When we are engaged in fixed price arrangements for large turnkey systems, the installations will usually extend over a six-month to a multi-year time period. The duration of the implementation depends on the size and complexity of the customer organization and the specifics of the implementation. Installations of small turnkey components are usually completed within a six-month period. Small turnkey contracts performed in the New York segment are mostly related to our Avatar methadone related products. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations. The Software and Related Systems and Services - Ohio segment was established as a result of the acquisition of Netsmart Ohio, formerly CMHC Systems, Inc (“CMHC”). This acquisition occurred on September 28, 2005 and consequently operations from this acquisition are included in the results of operations for the year ended December 31, 2006, but are not included in the entire comparable period for 2005. The small turnkey contracts in the Public Health segment are for system installations for a comprehensive set of public health and vital records solutions for public health agencies of all sizes. The Software and Related Systems and Services - Public Health segment is a new segment established as a result of the acquisition of the business of QS Technologies, Inc. (“QS”) by Netsmart’s Public Health subsidiary. This acquisition occurred in August 2006 and consequently operations from this acquisition are included in the results of operations for the five months ended December 31, 2006 but are not included in the comparable period for 2005. Data Center Services involves our personnel performing data entry and data processing services for customers. Application Service Provider Services involves the offering of our Avatar suite of products, our CareNet products, our InfoScribeR products and our Netsmart University products on a virtual private network or through an internet delivery approach, thereby allowing our customers to deploy products and pay on a monthly service basis, thus eliminating capital intensive system requirements for such services.

On April 28, 2005, we acquired substantially all of the assets, including computer software, customer lists and computer equipment, of Continued Learning (“CL”), a company that offered a comprehensive family of web-based training products and services, including its Learning Management System. The total purchase price, including acquisition costs and recognition of an additional payment, was $739,238 which consisted of cash of $252,917, which was paid out of existing working capital including legal fees of $18,632, and broker fees of $10,000, 20,000 shares of our common stock valued at $191,400, assumed liabilities of $44,921 and an accrual for a probable additional payment of $250,000. The purchase agreement provides for an additional payment of up to $250,000 if certain revenue targets are met in year one. Based upon the attainment of those revenue targets as of December 31, 2005, we recognized the full $250,000 of this additional payment at December 31, 2005, which amount was paid in 2006. We also entered into a two year employment agreement at an annual salary of $100,000 per year with the principal of CL, whereby the principal can receive an additional $300,000 in cash, to be accounted for as compensation expense, if certain revenue targets are met within a two-year period. As of December 31, 2006, certain revenue targets have been met and additional compensation expense in the amount of $100,000 has been recognized and paid.

On June 20, 2005, we acquired the assets of Addiction Management Systems, Inc (“AMS”). The total purchase price, including acquisition costs, was $3,610,682, which consisted of cash of $2,641,945 plus legal fees of $19,904 and assumed liabilities for services to be provided of $948,833.

On September 28, 2005, we acquired 100% of the equity interest in CMHC, a company that offers a full suite of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. The purchase price totaled approximately $19,565,956, as follows: $12,994,758 in cash, 435,735 shares of our common stock (valued at $4,915,091), acquisition costs of $864,083, plus additional cash consideration estimated at $792,024 as required by the “working capital adjustment”. We had accrued $792,024 as the “working capital adjustment” which was calculated in accordance with the merger agreement. This calculation was subject to adjustment; during 2006 the working capital adjustment was finalized in the amount of $524,935, which amount was paid. The difference of $267,089 was reflected as a reduction in goodwill and accrued expenses. Additionally during 2006, we evaluated the assets and liabilities acquired from CMHC and increased deferred revenue by $151,218 and accrued expenses by $342,766, which was partially offset by an increase in deferred tax asset of $355,000, resulting in a net increase to goodwill of $138,984. In addition, we booked a deferred tax liability in the amount of $3,843,000 relating to the non-deductible nature of certain acquired intangible assets, which liability will be amortized in future periods.

On August 1, 2006, we acquired certain assets, including computer software, customer lists and computer equipment of QS Technologies, Inc. (“QS”). The purchase price totaled approximately $5,466,000 as follows: an initial payment of $1,900,000 in cash and a three year $1,435,000 promissory note paid monthly, at an annual rate of 8.25%, together with the assumption of approximately $2,095,000 in net liabilities, consisting principally of deferred revenue, and acquisition costs of approximately $36,000. The transaction also provides for potential additional payments to the seller of up to $1,450,000 in 2008, contingent upon the attainment of performance milestones by the QS business through 2007. The milestones relate to the attainment of maintenance revenue, vital records contract awards, and other software contract awards. Based on our analysis, the attainment of these milestones would result in a contingent purchase price adjustment. The QS business delivers enterprise-wide public health solutions and vital records software to 70 public health agencies, including nine states.

Our results of operations are subject to various risks and uncertainties, including those described in Item 1A, Risk Factors, above and the market risks described in Item 7A, Quantitative and Qualitative Disclosures about Market Risks, below.

Years Ended December 31, 2006 and 2005

Results of Operations

Our total revenue for 2006 was $59,050,000, an increase of $21,071,000, or 55%, from our revenue for 2005 which was $37,979,000. Revenue from the Netsmart - Ohio acquisition accounted for $15,675,000 or 74% of the increase in revenue from 2006 to 2005. Revenue from the Netsmart - Public Health acquisition accounted for $1,991,000 or 9% of the increase from 2006 to 2005. Revenue from the AMS acquisition accounted for $783,000 or 4% of the increase in revenue from 2006 to 2005.

Revenue from contracts with state and local government agencies represented 40% of revenue in 2006 and 44% of revenue in 2005. This decrease was the result of the inclusion of the Netsmart - Ohio revenue, which has a lower percentage (approximately 20%) of revenue generated from contracts with state and local government agencies.

Fixed price software development contracts, which include labor, licenses and third party resale components, accounted for 15% and 24% of consolidated revenue for 2006 and 2005, respectively. This decrease is the result of a decrease in Software and Related Systems and Services revenue generated from fixed price contracts, an increase in Software and Related Systems and Services revenue generated on an as incurred basis, as well as an increase in our recurring revenue components. Our recurring revenue components, which include our maintenance contract services, our Data Center and our ASP services, accounted for 54% of our consolidated revenue for 2006 as compared to 46% of consolidated revenue for 2005. This increase was primarily the result of an increase in maintenance revenue resulting from the inclusion of the operations of Netsmart - Ohio and Netsmart - Public Health, as well as an increase in both maintenance and ASP revenue, exclusive of the Netsmart - Ohio and Netsmart - Public Health acquisitions, which was partially offset by a decrease in Data Center revenue.

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

Software and Related Systems and Services - New York

Our Software and Related Systems and Services - New York revenue for 2006 was $30,873,000, an increase of $2,448,000, or 9%, from our revenue for 2005, which was $28,425,000. Software and Related Systems and Services - New York revenue is comprised of turnkey systems labor revenue, revenue from sales of third party hardware and software license revenue, maintenance revenue and revenue from small turnkey systems in the markets in which we operated prior to our acquisition of our Ohio operations in September 2005.

Within this segment is large turnkey and small turnkey components. The large turnkey components consist mostly of our Avatar suite of products. When we are engaged in fixed price arrangements for large turnkey systems, the installations will usually extend over a six-month to a multi-year time period and are accounted for under the percentage of completion method. The duration of the implementation depends on the size and complexity of the customer organization and the specifics of the implementation. Installations of small turnkey components are usually completed within a six-month period and are accounted for under the completed contract method. Small turnkey contracts performed in the New York segment are mostly related to our Avatar methadone related products.

The largest component of Software and Related Systems and Services - New York revenue was maintenance revenue, which increased $1,149,000, or 12%, to $10,933,000 in 2006 from $9,784,000 in 2005. Revenue from the AMS acquisition accounted for approximately 67% of this increase. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base of recurring revenue. Turnkey systems labor revenue increased $647,000, or 7%, to $10,492,000 in 2006 from $9,845,000 in 2005. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. An increase of $1,091,000 in turnkey systems labor revenue was primarily due to an increase in billable time spent on contracts. This increase was partially offset by $444,000 due to a 7% decrease in our average daily billing rate. Revenue from third party hardware and software decreased 2% to $5,433,000 in 2006 from $5,544,000 in 2005. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our software and related systems and services revenue. During 2006, the decrease in revenue from third party hardware and software was the result of a decrease in database software sales and pharmacy related sales to various customers. License revenue decreased 4% to $2,126,000 in 2006 from $2,210,000 in 2005. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. The decrease in revenue is substantially the result of a decrease in customer user count upgrade sales, as well as a decrease in large system license sales. Revenue from the sales of our small turnkey contracts increased 81% to $1,889,000 in 2006 from $1,042,000 in 2005. Small turnkey contract sales relate to turnkey contracts that are less than $50,000 and are usually completed within one to six months. The increase in our small turnkey revenue for 2006 is substantially due to work being performed on two substantial Avatar methadone contracts.

Gross profit increased 6% to $14,656,000 in 2006 from $13,836,000 in 2005. Our gross profit percentage decreased to 48% in 2006 period from 49% in 2005. Our gross profit percentage decreased as a result of the decrease in license revenue, as well as an increase in our small turnkey revenue, which are typically performed at lower gross margins than our other revenue components. This decrease was partially offset by improved efficiency from our maintenance division.

Software and Related Systems and Services - Ohio

The Software and Related Systems and Services-Ohio segment is a new segment established as a result of the acquisition of Netsmart - Ohio, formerly CMHC Systems, Inc. The Ohio operations were acquired on September 28, 2005 and its results of operations are included from October 1, 2005. Netsmart - Ohio offers a full suite of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations. The small turnkey contracts are usually completed within a six-month period.

Revenue for 2006 consisted of the following components: Maintenance revenue of $14,764,000, third party hardware and software revenue of $1,742,000, turnkey systems labor revenue of $2,574,000 and license revenue of $1,814,000.

Gross profit for 2006 was $11,556,000 and our gross profit percentage was 55%. The gross profit for the three months that Netsmart-Ohio operations were included in 2005 was $2,704,000 and our gross profit percentage was 52%. The improvement in gross profit percentages from 52% in 2005 to 55% in 2006 was the results of reduced costs and operating efficiencies.

Software and Related Systems and Services - Public Health

The Software and Related Systems and Services-Public Health segment is a new segment established as a result of the acquisition of the business of QS by Netsmart - Public Health. The Public Health operations were acquired on August 1, 2006. Netsmart - Public Health delivers enterprise-wide public health solutions and vital records software to 70 public health agencies, including nine states. The small turnkey contracts in the Public Health segment are for system installations for Public Health information management software and vital records software for public health agencies. The small turnkey contracts are usually completed within a six-month period.

Revenue for 2006 consisted of the following components: Maintenance revenue of $865,000, third party reimbursable revenue of $8,000, turnkey systems labor revenue of $260,000 and license revenue of $858,000.

Gross profit for 2006 was $1,323,000 and our gross profit percentage was 66%.

Data Center Services (Service Bureau)

Data center clients typically generate approximately the same amount of revenue each year. We bill on a transaction basis or on a fixed fee arrangement. Historically, each year we increase the transaction or fixed fee by an amount that approximates the New York urban consumer price index increase. The data center revenue decreased to $1,736,000 in 2006 from $1,795,000 in 2005, representing a decrease of $60,000, or 3%. This decrease was the result of one customer discontinuing the use of our services.

Gross profit increased 1% to $919,000 in 2006 from $908,000 in 2005. Our gross margin percentage increased to 53% in 2006 from 51% in 2005. This increase in gross margin percentage was the result of a reduction in the following costs: communication costs decreased $32,000, supplies decreased $12,000 and support overhead and facility costs decreased $56,000. These decreases in costs, which increased our gross margin percentage, were partially offset by a $30,000 increase in salary and fringe cost, as well as the decrease in revenue described above.

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

ASP revenue increased to $3,556,000 in 2006 from $2,538,000 in 2005, representing an increase of $1,018,000 or 40%. This increase is primarily the result of the inclusion of our Netsmart University revenue, as well as increases in our CareNet, Avatar ASP services and InfoScriber customer base.

Gross profit for 2006 was $1,325,000 and for 2005 it was $927,000, representing an increase of $398,000, or 43%. The gross margin percentage was 37% for 2006 and 2005. Although revenue increased, the gross profit and gross margin percentage did not increase proportionally due to the increased costs associated with the Netsmart University operations, which amounted to $457,000 in 2006. We believe that the costs currently in place represent the required costs to support the Netsmart University operation, as well as a provision for bonus of $100,000 in accordance with the provisions of an employment contract with the principal of Netsmart University. We expect that as revenue from Netsmart University increases, gross profit and margins for this segment will increase accordingly.

Operating Expenses

Selling, general and administrative expenses were $19,087,000 in 2006, reflecting an increase of $7,815,000, or 69%, from $11,272,000 in 2005. Approximately $3,510,000 or 46% of this increase was related to the sales and marketing and general and administrative costs associated with Netsmart - Ohio. These costs consist of : (1) general and administrative costs totaling $1,577,000, of which the major cost components are as follows: accounting, human resources and administrative salaries and fringe costs - $336,000, rent and real estate taxes related to the Ohio facility - $304,000, reserve for bad debts - $201,000, customer list and contract backlog amortization - $458,000, and equipment costs and maintenance - $105,000 and (2) sales and marketing costs totaling $1,933,000, of which the major cost components are as follows - salaries and fringe benefits - $1,280,000, commissions - $246,000, trade shows - $146,000 and travel and lodging - $160,000. These increases are based upon 2005 costs for Netsmart-Ohio being included only for the period of the acquisition date (10/1/05 through December 31, 2005 and for the full year in 2006. The remaining 54% of the increase in selling, general and administrative costs in excess of the Netsmart - Ohio costs were as follows, sales and marketing salaries and fringe benefit costs, which increased $430,000; commissions, which increased $511,000; general administrative salaries and fringe benefits costs, which increased $306,000; general insurance costs which increased $130,000; accounting costs which increased $193,000; provision for bonuses which increased $211,000; and costs associated with the process of privatization $1,581,000.

We incurred research, development and maintenance expenses of $6,553,000 in 2006, an increase of $2,006,000, or 44%, from $4,547,000 in 2005. Approximately $1,257,000 of the increase in research, development and maintenance expenses related to the Netsmart - Ohio operations and $328,000 related to the Netsmart Public Health operations. The Netsmart -New York research, development and maintenance expenses increased by $421,000 in 2006 as compared to 2005. This increase was substantially related to investment in product enhancements and extensions. These extensions include the development of new software modules which address Federal reporting requirements, as well as continuing investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Interest expense was $252,000 in 2006, an increase of $133,000, or 112%, from the $119,000 in 2005. On October 7, 2005, we borrowed $2,500,000 pursuant to a term loan advanced under a new revolving credit and term loan agreement. In August 2006, in connection with the acquisition of Netsmart - Public Health, we issued a three year promissory note in the amount of $1,435,000. The increase in interest expense was partially the result of the increased borrowings both under the term loan and related to this note.

Interest income was $377,000 in 2006, an increase of $66,000, or 21%, from $311,000 in 2005. This increase is the result an increase in interest rates. Interest income is generated from short-term investments made with a substantial portion of the proceeds received from our term loan, as well as cash generated from operations.

We have a net operating loss tax carry forward of approximately $3,321,000 at December 31, 2006 Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in company ownership, utilization of this net operating loss carryforward is limited. In 2006, we recorded a current income tax expense of $2,289,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax charge of $121,000. The increase in the effective tax rate of 56.5% for 2006 compared to 42% for 2005 is substantially attributable to the costs of the Proposed Merger Transaction in the amount of $1,581,000 not being deductible for income tax purposes. In 2005, we recorded a current income tax expense of $324,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $835,000

As a result of the foregoing factors, in 2006 we had net income of $1,853,000, or $.28 per share (basic) and $.27 per share (diluted). For 2005, we had net income of $1,590,000, or $.28 per share (basic) and $.27 per share (diluted).

Years Ended December 31, 2005 and 2004

Results of Operations

Our total revenue for 2005 was $37,978,000, an increase of $8,973,000, or 31%, from our revenue for 2004 which was $29,005,000. Revenue from the Netsmart - Ohio acquisition accounted for $5,219,000 of the increase in revenue from 2005 to 2004. This revenue was for the period October 1, 2005 through December 31, 2005.

Revenue from contracts with state and local government agencies represented 44% of revenue in 2005 and 49% of revenue in 2004. This decrease was the result of the inclusion of the Netsmart - Ohio revenue, which has a lower percentage (approximately 20%) of revenue generated from contracts with state and local government agencies.

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

The largest component of Software and Related Systems and Services revenue was turnkey systems labor revenue, which increased $243,000, or 3%, to $9,845,000 in 2005 from $9,602,000 in 2004. Turnkey systems labor revenue refers to labor associated with turnkey installations and includes categories such as training, installation, project management and development. The increase in turnkey systems labor revenue was primarily due to a 4% increase in the average daily billing rate, which accounted for total labor revenue increase of $208,000 in 2005 as compared to 2004. Revenue from third party hardware and software increased 28% to $5,544,000 in 2005, from $4,335,000 in 2004. Sales of third party hardware and software, such as pharmacy and database software, are made in connection with the sales of turnkey systems. These sales are typically made at lower gross margins than our software and related systems and services revenue. During 2005, the increase in revenue from third party hardware and software was partially the result of an increase in database software sales and pharmacy sales to various customers. License revenue increased 7% to $2,210,000 in 2005, from $2,066,000 in 2004. License revenue is generated as part of a sale of a human services information system pursuant to a contract or purchase order that includes delivery of the system and maintenance. During 2005, approximately one-third of the increase in license revenue was the result of increased user license sales to existing customers. Maintenance revenue increased 18% to $9,784,000 in 2005 from $8,290,000 in 2004. Revenue from the AMS acquisition accounted for approximately one-half of this increase. As turnkey systems are completed, they are transitioned to the maintenance division, thereby increasing our installed base. Revenue from the sales of our small turnkey contracts increased 12% to $1,042,000 in 2005 from $928,000 in 2004. Small turnkey contract sales relate to turnkey contracts that are less than $50,000 and are usually completed within one to six months. On June 20, 2005, we acquired AMS. AMS typically has the type of contracts included in the small turnkey revenue; sales of AMS products and services totaled $216,000 in 2005.

Gross profit increased 17% to $13,836,000 in 2005 from $11,849,000 in 2004. Our gross margin percentage increased to 49% in 2005 from 47% in 2004. Our gross margin increased as a result of improved efficiency from our maintenance division, as well as an increase in our license revenue.

Software and Related Systems and Services - Ohio

The Software and Related Systems and Services-Ohio segment is a new segment established as a result of the acquisition of Netsmart - Ohio, formerly CMHC Systems, Inc. The Ohio operations were acquired on September 28, 2005 and are included commencing October 1, 2005. Netsmart - Ohio offers a full suite of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. The small turnkey contracts in the Ohio segment are for system installations for behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations. The small turnkey contracts are usually completed within a six-month period.

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

Operating Expenses

Selling, general and administrative expenses were $11,272,000 in 2005, reflecting an increase of $3,978,000, or 55%, from $7,294,000 in 2004. Approximately $1,571,000 or 39% of this increase was related to the selling, general and administrative costs associated with Netsmart - Ohio. Theses costs included such categories as salary and fringe benefits of $720,000, consulting costs of $199,000 and rent of $170,000. Approximately $641,000 or 16% of this increase was related to an increase in bad debts, which included $340,000 related to one customer who filed for bankruptcy. The remaining increases were in: sales and marketing salaries and fringe benefits, which increased by $503,000; sales and marketing consulting costs, which increased by $282,000; other consulting which increased by $215,000, of which $86,000 related to Sarbanes Oxley compliance efforts and $79,000 related to strategic planning efforts; sales and marketing conference costs which increased by $151,000; general administrative salaries and fringe benefits, which increased by $187,000 and $558,000 which related to increased amortization related to the ContinuedLearning, Netsmart - Ohio and AMS acquisitions. The cost increases were partially offset by reductions in: depreciation, which decreased by $133,000; and provision for bonuses, which decreased by $142,000.

We incurred research, development and maintenance expenses of $4,547,000 in 2005, an increase of 30% from $3,498,000 in 2004. Approximately $853,000 or 81% of this increase was related to the Netsmart - Ohio operations after the acquisition. During the latter part of 2004, we invested in infrastructure that is designed to improve the way we support our customers and products. This increased infrastructure cost relates to product version control, which includes design, programming, testing, documentation and quality control of our products. These efforts accounted for the remaining increase in our research, development and maintenance expenses. We also continue to invest in product enhancement and extensions. These extensions include the development of new software modules which address Federal reporting requirements, as well as continuing investment in core products. These amounts have been appropriately accounted for in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Interest and other expense was $119,000 in 2005, a decrease of $10,000, or 8%, from the $129,000 in 2004. This decrease is the result of the completion of the amortization of the financing costs associated with our then-current loan agreement, which was amortized over a three year period, as well as reduced borrowing under our then-current loan agreement during 2005. On October 7, 2005, we borrowed $2,500,000 pursuant to a term loan advanced under a new revolving credit and term loan agreement. The decrease in interest expense was partially offset by an increase in interest expense relating to the increased borrowings under the new term loan.

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

We have a net operating loss tax carry forward of approximately $5,300,000 at December 31, 2005. In 2005, we recorded a current income tax expense of $324,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The income tax provision was increased by a deferred tax provision of $835,000. In 2004, we recorded a current income tax expense of $187,000, which related to various state and local taxes, as well as a provision for the Federal alternative minimum tax. The current provision was reduced by $952,000 as a result of the use of the available net operating loss carry forward. During 2004, the deferred tax valuation allowance of $1,731,000 was reversed, $717,000 of which was recorded as an addition to additional paid in capital and $1,014,000 as a deferred tax benefit. The deferred tax provision was $1,136,000 based on utilization of net operating loss carry forwards offset by a reduction in the deferred tax asset valuation allowance of $1,014,000.

As a result of the foregoing factors, in 2005 we had net income of $1,590,000, or $.28 per share (basic) and $.27 per share (diluted). For 2004, we had net income of $2,753,000, or $.52 per share (basic) and $.50 per share (diluted).

Liquidity and Capital Resources

We had working capital of approximately $3,758,000 at December 31, 2006 as compared to working capital of approximately $4,043,000 at December 31, 2005. This decrease of approximately $285,000 in working capital was the result of the following: $4,242,000 in cash used in, and the assumption of net current liabilities associated with, the Netsmart - Public Health acquisition; $1,144,000 for the acquisition of equipment; $2,075,000 related to current income taxes payable and $159,000 of additional costs related to the private placement effort completed in 2005. These decreases were substantially offset by: our net income, after adding back depreciation, amortization and other noncash charges, which totaled $6,191,000; $290,000 for a goodwill adjustment relating to deferred revenue and accrued liabilities; and net proceeds from the exercise of stock options and warrants in the amount of $562,000. The remaining increase in working capital of $292,000 was due to changes in other current assets and liabilities.

In October 2005, we entered into a revolving credit and term loan agreement with the Bank of America, which was amended as of December 31, 2005, and further amended as of September 29, 2006 (as so amended, the “Credit Agreement”). This financing provides us with a five-year term loan of $2,500,000. The term loan bears interest at LIBOR plus 2.25%. We have entered into an interest rate swap agreement with the Bank for the amount outstanding under the term loan whereby we converted our variable rate on the term loan to a fixed rate of 7.1% in order to reduce the interest rate risk associated with these borrowings. On October 7, 2005, we borrowed the full amount of the $2,500,000 term loan. The revolving credit facility provides for borrowings of up to $2,500,000. Any amounts borrowed under this arrangement will bear interest at a rate per annum to be elected by us, equal to either (1) the LIBOR Rate plus 2.5% or (2) the Bank's prime rate. We have not borrowed any amounts under the revolving credit facility and there is no amount outstanding as of December 31, 2006. The amount outstanding under the Credit Agreement at December 31, 2006 is $1,917,000.

The terms of the Credit Agreement require compliance with certain covenants, including maintaining a minimum tangible net worth of a negative $600,000 until December 30, 2006 with provisions for increases in future periods, minimum cash reserves of $5,000,000, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of December 31, 2006, we were not in compliance with one of the financial covenants of the Credit Agreement. As a result, the Bank agreed to waive any non-compliance by us for the no loss in any quarter provision. We incurred a net loss of approximately $500,000 as a result of expensing $1,581,000 of costs related to the proposed merger transaction. The nature of these costs did not allow us to recognize any tax benefit associated with these costs. As a result of the Bank agreeing to waive our non compliance, as of December 31, 2006, we were in compliance with the terms of the Credit Agreement.

A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash, our securities, or a combination of cash and securities. If we fail to make any acquisitions our future growth will be limited to only internal growth. We are continually seeking acquisitions that will add complementary products to our offerings and that will provide value for the markets we serve. As of the date of this Form 10-K annualy report, we did not have any formal or informal agreements or understandings with respect to any material acquisition by us.

On August 1, 2006, we acquired certain assets, including computer software, customer lists and computer equipment of QS Technologies, Inc. (“QS”). The purchase price totaled approximately $5,466,000 as follows: an initial payment of $1,900,000 in cash and a three year $1,435,000 promissory note paid monthly, at an annual rate of 8.25% together with the assumption of approximately $2,095,000 in net liabilities, consisting principally of deferred revenue, and acquisition costs of approximately $36,000. The transaction also provides for potential additional payments to the seller of up to $1,450,000 in 2008, contingent upon the attainment of performance milestones by the QS business through 2007. The milestones would result from the attainment of maintenance revenue, vital records contract awards, and other software contract awards. Based on our analysis, the attainment of these milestones would result in a contingent purchase price adjustment. The QS business delivers enterprise-wide public health solutions and vital records software to 70 public health agencies, including nine states. We also assumed the facility lease of QS in Greenville, South Carolina. This lease has a total square footage of 5,761, is non cancelable and expires on February 23, 2011. The annual rent is $80,106 and is subject to escalation clauses. The amount outstanding under the promissory note at December 31, 2006 was $1,292,000.

Based on our market capitalization on June 30, 2006, the last day of our second fiscal quarter, we became an “accelerated filer” for our fiscal year ending December 31, 2006. Our status as an accelerated filer required us to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2006, which requires management certification with respect to internal controls over financial reporting. In anticipation of the change to accelerated filer status, we have substantially completed the steps necessary to enable management to evaluate such internal controls. Consequently, we do not expect to make material expenditures in connection with our Section 404 compliance, other than the attestation by our independent registered accountants.

On November 18, 2006, we entered into the Merger Agreement with NT Acquisition, Inc. and NT Merger Sub, Inc. In the event that our stockholders approve the merger pursuant to the terms of the Merger Agreement, Netsmart will cease to be a public company. There is no guaranty that the stockholders will approve the Merger Agreement. Whether or not our stockholders approve the Merger Agreement, Netsmart will still be responsible for the cost incurred by it in connection with the merger, which are currently estimated to be approximately $2.2 million.

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

Contractual Obligations

The following table summarizes, as of December 31, 2006, our obligations and commitments to make future payments under debt, capital leases, operating leases and other long-term liabilities:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years

Long Term Debt[1]	$1,916,662	$500,000	$1,000,000	$416,662	$--

Contractual Interest Expense Payments	$422,172	$211,254	$197,196	$13,722	$--

Asset Purchase Agreement[4]	1,292,468	451,802	840,666	--	--

Capital Lease Obligations[2]	9,521	9,521	--	--	--

Operating Leases[3]	8,557,397	1,317,169	2,597,412	2,054,326	2,588,450

Other Long-Term Liabilities[3]	1,558,598	1,145,632	391,716	21,250	--

Total Contractual and Other Long-Term Obligations	$13,756,778	$3,635,378	$5,026,990	$2,505,960	$2,588,450

1 See Note 7 to Netsmart’s Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004, which describes the Company’s financing agreements.
2 See Note 10 to Netsmart’s Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004, which describes the Company’s Capital Lease Obligation.
3 See Note 12 to Netsmart’s Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004 which describes the Company’s Operating Lease and other Contractual Obligations.
4 See Note 5 to Netsmart’s Consolidated Financial Statements for the year ended December 31, 2006.

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

Deferred revenue represents revenue maintenance and application services provider revenue billed but not yet earned.

The cost of maintenance revenue, which consists solely of staff payroll and applicable overhead, is expensed as incurred.

Capitalized Software Development Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility and ends upon its availability for general release to customers. Technological feasibility for our computer software products is generally based upon achievement of a detail program design free of high risk development issues. We capitalize only those costs directly attributable to the development of the software. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility these costs are expensed as incurred and included in research, development and maintenance. Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in research, development and maintenance. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products ranges from 3 to 8 years.

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

Valuation Allowance for Deferred Income Tax Assets - We measure deferred income taxes using enacted tax rates and laws that we expect will be in effect when the underlying assets or liabilities settle. We record a valuation allowance against our deferred income tax assets balance when it is more likely than not that the benefits of the net tax asset balance will not be realized, and record a corresponding charge to income tax expense. Our ability to reduce the valuation allowance for deferred income tax assets depends on our ability to generate taxable income in the future. Based on our projection of our future taxable income we have determined that a valuation allowance is no longer required.

Purchase Price Allocation of Acquisitions - Purchase price allocations are subject to change. Changes could include a reallocation of intangible assets which would likely have the effect of increasing or decreasing future amortization expense, since the intangible assets are initially assigned varied lives. Additionally, the lives assigned to the identifiable intangible assets represent management’s best estimates of the time periods in which it will continue to receive benefits from these assets. The useful lives may need to be adjusted in the future based upon changes to the expected useful lives of such assets.

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

Most of our invested cash and cash equivalents, which are invested in money market accounts and commercial paper, are at variable rates of interest. If market interest rates decrease by 10 percent from levels at December 31, 2006, the effect on our net income would be a decrease of approximately $34,000 per year.

Netsmart Technologies, Inc.
Quarterly Summary
Unaudited

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2006 and 2005. All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any future period.

In thousands, except per share data amounts
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006 (a)

Total revenue	$13,856	$14,287	$15,392	$15,515
Gross profit	6,866	7,025	7,779	8,109
Net income (loss)	510	735	1,025	(417)

Per share amounts:
Net earnings (loss) - Basic:	$.08	$.11	$.16	$(.06)

Net earnings (loss) - Diluted:	$.08	$.11	$.15	$(.06)

(a) During 2006, the Company made one acquisition. See note 5 to the consolidated Financial Statements. Includes $1,581,000 in costs in the fourth quarter associated with the proposed merger transaction which were non-deductible for income tax purposes.

2005 (b)

Total revenue	$7,429	$7,759	$8,517	$14,273
Gross profit	3,600	3,862	3,896	7,018
Net income	363	449	379	399

Per share amounts:
Net earnings - Basic:	$.07	$.08	$.07	$.06

Net earnings - Diluted:	$.07	$.08	$.07	$.05

(b) During 2005, the Company made three acquisitions. See note 5 to the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data begin on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation that was conducted, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective at December 31, 2006 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Management determined that these were certain material weaknesses relating to its calculation of earnings per share, the calculation of its income tax accrual and the ability to ensure that the disclosures in its regulatory filings under the Exchange Act are prepared in accordance with accounting principles generally accepted in the United States. Until remediated, these weaknesses could affect the accuracy and/or timing of future filings with the SEC and other regulatory authorities. Due to its inherent limitations, even internal control over financial reporting that is functioning effectively may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Marcum & Kleigman LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which is included herein.

Changes in Internal Control Over Financial Reporting

During 2006, we continued integrating the New York and Ohio operations. We have chosen to use the most efficient processes and internal controls of the two operations in each location. During 2006, we completed the implementation of the same accounting system in Ohio as we use in New York. We are or will be in the process of implementing the billing, purchase order and cash receipts procedures.

Management intends to take steps to remediate the material weaknesses in the Company’s internal control over financial reporting commencing in the second fiscal quarter.

Also during 2006, in connection with the QS acquisition we have integrated the accounting for the QS operations into our New York accounting system and related controls.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures and internal controls over financial reporting are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that such controls are effective at the “reasonable assurance” level.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Audit Committee of
the Board of Directors and Stockholders
Netsmart Technologies, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Netsmart Technologies, Inc. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of three material weaknesses in the Company’s internal control noted below, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.	The Company did not maintain effective controls over the calculation of earnings per share. There are no controls in place to prevent inadvertent errors that could result in a material misstatement.

2.
The Company did not maintain effective controls over the calculation of the income tax provision or the related footnote disclosures. The Company relies primarily on a single individual and does not possess adequate resources to perform a comprehensive review. Such process is ineffective in preventing an inadvertent error that could result in a material misstatement.

3.
The Company did not maintain effective controls over the preparation of disclosures required by generally accepted accounting principles. There are no controls in place to prevent inadvertent errors that could result in a material disclosure deficiency.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements and this report does not affect our report dated March 7, 2007, except for Note 16 as to which the date is March 14, 2007, on those consolidated financial statements.

In our opinion, management’s assessment that Netsmart Technologies, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Netsmart Technologies, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
Melville, New York
March 7, 2007

Item 9B.	Other Information.

None

Part III

Item 10.  Directors and Executive Officers of the Registrant.

Our directors and executive officers are as follows:

Name	Age	Position
James L. Conway	59	Chief Executive Officer and Director
Anthony F. Grisanti	57	Chief Financial Officer, Treasurer and Secretary
Alan Tillinghast	43	Director
Kevin Scalia	46	Director
Francis J. Calcagno1, 2 & 3	57	Director
John S.T. Gallagher1, 2 & 3	75	Director
Yacov Shamash[3]	57	Director
Joseph G. Sicinski1 & 2	74	Director
____________
[1]	Member of the compensation committee.
[2]	Member of the audit committee.
[3]	Member of the nominating and governance committee.

Director and Executive Officer Biographies

Mr. James L. Conway has been the Company’s chief executive officer since April 1998, a director since January 1996 and president from January 1996 until January 2001. From 1993 until April 1998, he was president of a Long Island based manufacturer of specialty vending equipment for postal, telecommunication and other industries. He was previously vice president, treasurer and director of ITT Credit Corporation. Mr. Conway was recently elected to the board of LISTnet which is an organization with the objective of promoting Long Island as one of the national centers of excellence for software and technology solutions. He also serves and is a member of the CEO Roundtable for Long Island.

Mr. Anthony F. Grisanti has been our Treasurer since June 1994, Secretary since February 1995 and Chief Financial Officer since January 1996.

Mr. Alan B. Tillinghast was elected as a director in December 2006. Mr. Tillinghast was appointed as Netsmart’s Chief Technology Officer and Executive Vice President for Operations in December 2006. Prior thereto, Mr. Tillinghast held senior executive positions with the Company’s wholly-owned subsidiary Netsmart New York since 1999. Previously Mr. Tillinghast held senior positions with Saint Vincent’s Catholic Medical Center where he was responsible for the implementation of a variety of systems for their Behavioral Healthcare Division. He also serves as a board member for Options for Community Living, a not-for-profit organization serving the health and human service needs of Long Island.

Mr. Kevin Scalia was elected as a director in December 2006. Mr. Scalia was appointed as Netsmart’s Executive Vice President, Corporate Development in December 2006 and prior to that date was serving as Executive Vice President, Corporate Development of the Company’s wholly-owned subsidiary, Netsmart New York since October 2005. From January 2004 to October 2005, he served as Vice-President of Operations of Netsmart New York. From 2002 to 2004 Kevin was director of business development for the company and its subsidiaries. Prior to joining Netsmart, Mr. Scalia served as President and COO of Galt Technologies, Melville, New York, a Long Island based professional services firm which provided enterprise applications to mid-size and fortune 500 companies, and served as chairman and CEO of a manufacturer of supercomputers, security equipment and medical imaging equipment. He is a Founding Member of the Long Island Software and Technology Network, and a member of the College of Engineering Advisory Board, State University of New York at Stony Brook.

Mr. Francis J. Calcagno has been one of the Company’s directors since September 2001. He is a senior managing director of Dominick & Dominick LLC, 150 E.52nd Street, New York, New York 10022, an investment banking firm, a position he has held since 1997. From 1993 until 1997, he was a managing director of Deloitte and Touche, LLP.

Mr. John S.T. Gallagher has been one of the Company’s directors since March 2002. He has been a consultant to the President of SUNY Stony Brook, Stony Brook, New York 11794-2200, since December 2005. From 2001 until 2005, he was deputy county executive for health and human services in Nassau County, New York, 1 West Street, Mineola, New York 11501. Prior thereto he was a senior executive officer of North Shore University Hospital and North Shore—Long Island Jewish Health System since 1982, having served as executive vice president of North Shore from 1982 until 1992, president from 1992 until 1997 and chief executive officer of the combined hospital system from 1997 until January 2002. In January 2002, he became co-chairman of the North Shore—Long Island Jewish Heath System Foundation. Mr. Gallagher is also a director of Perot Systems Corporation, a worldwide provider of information technology services.

Dr. Yacov Shamash has been one of the Company’s directors since January 2004. Dr. Shamash is Vice President for Economic Development and the Dean of the College of Engineering and Applied Sciences at Stony Brook University, Stony Brook, New York 11794-2200. Prior to joining SUNY Stony Brook in 1992, Dr. Shamash served as the Director of the School of Electrical Engineering and Computer Science at Washington State University. He has also held faculty positions at Florida Atlantic University, the University of Pennsylvania and Tel Aviv University. He received his undergraduate and graduate degrees from Imperial College of Science and Technology in London, England. Dr. Shamash has been a member of the Board of Directors of KeyTronic Corporation, a contract manufacturer, since 1989, of American Medical Alert Corporation, a healthcare service provider, since 2001 and of Applied DNA Sciences, Inc., a company engaged in the business of researching, developing and selling security and anti-counterfeiting products that utilize plant DNA for verification purposes, since 2006 and is a member of the board of directors of LISTnet which is an organization with the objective of promoting Long Island as one of the national centers of excellence for software and technology solutions.

Mr. Joseph G. Sicinski has been one of the Company’s directors since June 1998. He was president and director of Trans Global Services, Inc., 8707 Katy Freeway, Suite 300, Houston, Texas 77024, a technical staffing company, from September 1992 until April 1998. From April 1998 until September 2002 he was also chief executive officer of Trans Global. In September 2003 he retired from Trans Global and co-founded Novus Management Services, Inc, a company providing services related to the insurance industry where he is also a board member. In February 2004 he co-founded BDS Strategic Solutions, Inc., a company providing permanent and temporary staffing solution services and programs related to human resource issues. He is chairman of the board of directors of BDS.

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

Board Committees

Our board of directors has three standing committees - the audit committee, the compensation committee and the nominating and governance committee. The board of directors also established a special committee to evaluate the advisability of entering into the Merger Agreement. All of the members of each committee are “independent” as defined under Nasdaq rules.

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

The board of directors established the special committee to represent the interests of the unaffiliated stockholders in considering whether to pursue a proposal to sell Netsmart and the strategy of continuing Netsmart’s business without engaging in such a transaction. The special committee consists of Mr. Calcagno, who is chairman of the committee, and Messrs. Gallagher, Shamash and Sicinski.

Excluding actions by unanimous written consent, during 2006, the board of directors held twelve meetings, the compensation committee held six meetings, the nominating and governance committee held one meeting and the audit committee held five meetings. The special committee held twelve meetings and the independent directors held four meetings.

The audit committee met with our independent registered public accountants and chief financial officer prior to filing of this Form 10-K annual report to review the 2006 audited financial statements with the independent registered public accountants. During 2006, all of our directors attended at least 75% of the aggregate of meetings of the board and the meetings of any committee of which they are members.

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

Executive Compensation Program Objectives and Overview

Netsmart’s current executive compensation programs are intended to achieve three fundamental objectives: (1) attract and retain qualified executives; (2) motivate performance to achieve specific strategic and operating objectives of Netsmart; and (3) align executives’ interests with the long-term interests of Netsmart’s stockholders. As described in more detail below, the material elements of our current executive compensation program for our principal executive officer, principal financial officer and the other most highly compensated executive officers, (“Named Officers”) include a base salary, an annual bonus opportunity, perquisites, retirement benefits, severance protection for certain actual or constructive terminations of the Named Officers’ employment, and other post-termination benefits payable upon retirement, death or disability.

We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives. The table below lists each material element of our executive compensation program and the compensation objective or objectives that it is designed to achieve.

Compensation Element	Compensation Objectives Attempted to be Achieved
Base Salary	Attract and retain qualified executives
Bonus Compensation	Motivate performance to achieve specific strategies and operating objectives Attract and retain qualified executives
Perquisites and Personal Benefits	Attract and retain qualified executives
Equity-Based Compensation (stock options)	Align Named Officers’ long-term interests with stockholders’ long-term interests Motivate performance to achieve specific strategies and operating objectives Attract and retain qualified executives
Retirement Benefits (e.g., 401(k), Executive Retirement, Non Competition and Consulting Plan	Attract and retain qualified executives
Severance and Other Benefits Upon Termination of Employment	Attract and retain qualified executives Motivate performance to achieve specific strategies and operating objectives

As illustrated by the table above, base salaries, perquisites and personal benefits, retirement benefits and severance and other termination benefits are all primarily intended to attract and retain qualified executives. These are the elements of our current executive compensation program where the value of the benefit in any given year is not dependent on performance (although base salary amounts and benefits determined by reference to base salary will increase from year to year depending on performance, among other things). We believe that in order to attract and retain top-caliber executives, we need to provide executives with predictable benefit amounts that reward the executive’s continued service. Some of the elements, such as base salaries and perquisites and personal benefits, are generally paid out on a short-term or current basis. The other elements are generally paid out on a longer-term basis, such as upon retirement or other termination of employment. We believe that this mix of longer-term and short-term elements allows us to achieve our dual goals of attracting and retaining executives (with the longer-term benefits geared toward retention and the short-term awards focused on recruitment).

Our annual bonus opportunity is primarily intended to motivate our executives’ performance to achieve specific strategies and operating objectives, although we also believe it helps us attract and retain executives. Certain of our executives are also eligible for commissions based on sales. Our equity-based compensation is primarily intended to align our executives’ long-term interests with stockholders’ long-term interests, although we also believe they help motivate performance and help us attract and retain executives. These are the elements of our current executive compensation program that are designed to reward performance and the creation of stockholder value, and therefore the value of these benefits is dependent on performance. Each executive’s annual bonus opportunity is paid out on an annual short-term basis and is designed to reward performance for that period. Equity-based compensation is generally paid out or earned on a longer-term basis and is designed to reward performance over the term of the award.

The Compensation Committee’s general philosophy is that bonus and equity compensation should fluctuate with the Company’s success in achieving financial and other goals, and that Netsmart should continue to use long-term compensation such as stock options to align stockholder and executives’ interests. The Compensation Committee and Netsmart’s Chairman believe in reserving significant amounts for results-based incentive compensation and thus setting fixed-amount base salaries near the median of peer companies.

The Company retains GK Partners, an outside executive compensation consulting firm (which provides no other services to the Company) to provide general compensation expertise, explore alternative incentive programs and analyze comparative compensation information for the Compensation Committee. In carrying out its responsibilities in 2006, the Committee sought the consulting firm’s advice regarding compensation levels within the industry and the advisability of adopting alternative or additional performance incentives. In addition, the consulting firm provided valuable information to the Committee by benchmarking the Committee’s executive compensation program against those of a peer group of comparable software companies, which was suggested by the consulting firm and which included such companies as American Medical Alert, Applix, Inc., Bitstream, Inc., CAS Medical Systems, Inc., Enzo Biochem, Inc., Exar Corporation, Hauppauge Digital, Inc., Hi Tech Pharmacal Co., Inc., Insightful Corp., LanVision Systems, Inc., Mediware Systems, Inc. and Quality Systems, Inc. This benchmarking was performed for comparative purposes. The Committee then determined the amount of the components of our executive compensation program using, among other factors, the information provided to it by the consulting firm. Because we generally determine the components of our executive compensation program, in part, by using such benchmarked information, we do not generally factor in amounts realized from prior compensation paid to our executives.

Current Executive Compensation Program Elements

Base Salaries

Like most companies, Netsmart’s policy is to pay our executives’ base salaries in cash.

In April 2004, we entered into revised employment agreements with Messrs. James L. Conway and Anthony F. Grisanti. The terms and conditions of the revised contracts are identical in all material respects to the previous contracts except that (i) the term of each individual’s contract was extended by one year, so that Messrs. Conway and Grisanti’s contract will expire on December 31, 2006 and (ii) the revised contracts do not provide for a five-year consulting period following each individual’s respective term of employment during which such individual would have been entitled to compensation of $75,000 per year. Messrs. Conway and Grisanti’s contracts also provide for an option, which has been exercised, to extend their contracts for one additional year so that their contracts now expire on December 31, 2006.

In January 2006, one of our subsidiaries, Netsmart-NY entered into an employment agreement with Mr. Alan Tillinghast as an Executive Vice President with such contract expiring on December 31, 2008 (the “Tillinghast Agreement”). The Tillinghast Agreement provides for an option to extend his contract for continuing subsequent two year terms unless terminated by Netsmart-NY or Mr. Tillinghast on not less than sixty days written notice prior to the expiration of the contract. Mr. Tillinghast was appointed as an executive officer of Netsmart on December 2007. In February 2005, one of our subsidiaries, Netsmart-NY entered into an employment agreement with Mr. Kevin Scalia as an Executive Vice President with such contract expiring on February 14, 2008 (the “Scalia Agreement”). The Scalia Agreement provides for an option to extend his contract for continuing subsequent two year terms unless terminated by Netsmart-NY or Mr. Scalia on not less than sixty days written notice prior to the expiration of the contract. Mr. Scalia was appointed as an executive officer of Netsmart in December 2006.

The agreements provide for annual increases associated with cost of living indexes or 5%, whichever is greater. The agreements provide that the executives are eligible to participate in a bonus pool to be determined annually by the board, based on the executive’s performance. The agreements also provide each of these officers with an automobile allowance and insurance benefits. In approving our executives’ salary increases, our board took into account, among other things, the greater responsibility of our executives positions, peer group comparisons provided by the Committee’s outside consulting firm, and the executives’ individual experience and increased responsibilities. The base salary that was paid to each Named Officer in 2006 is the amount reported for such officer in Column (c) of the Summary Compensation Table.

In connection with the proposed merger transaction, we entered into new contracts with each of Mr. Conway (the “Conway Agreement”) and Mr. Grisanti (the “Grisanti Agreement”). These agreements were entered into in connection with the proposed merger transaction and are not a part of our compensation program. Consequently, the Conway Agreement and Grisanti Agreement were not approved by the Compensation Committee. The Conway Agreement provides that following the closing of the proposed merger, Mr. Conway will continue to act as the Chief Executive Officer of Netsmart for a term of two years commencing on the date of the closing of the merger, such term to be automatically renewed for successive one year terms thereafter unless the Conway Agreement is terminated pursuant to its terms. During the term of the Conway Agreement, Mr. Conway will continue to receive a base salary of $367,500, which is his current base salary, and will no longer have the right to automatic annual base salary increases, as provided in his current employment agreement.

Under the terms of the Grisanti Agreement, following the closing of the proposed merger transaction, Mr. Grisanti will continue to act as the Chief Financial Officer of Netsmart for a term of two years commencing on the date of the closing of the merger, such term to be automatically renewed for successive one year terms thereafter unless the Grisanti Agreement is terminated pursuant to its terms. During the term of the Grisanti Agreement, Mr. Grisanti will continue to receive a base salary of $204,750, which is his current base salary, and will no longer have the right to automatic annual base salary increases, as provided in his current employment agreement.

Annual Bonuses

Netsmart’s policy is to pay any discretionary annual bonuses to the Named Officers in cash. Each of the Named Officers have agreements whereby they are eligible to participate in a bonus pool to be determined annually by the Compensation Committee, based upon their performance. The Compensation Committee, in accordance with the compensation philosophy outlined above, approved cash bonuses for 2006 for the Named Officers as shown in column (d) of the Summary Compensation Table. The bonuses provided for our Named Officers were included in an executive bonus pool that was calculated at approximately 12% of income before taxes and provision for such bonuses. This pool provided bonuses for other executives in addition to the Named Executives. In considering the amount of the bonuses for the Named Officers for fiscal 2006, the Committee took into account the executive’s responsibilities, his performance, and other factors such as Company profitability, market share and industry position. For 2006, the Named Officers’ salaries and bonuses represented the following percentages of their respective total compensation: Mr. Conway—93%, Mr. Grisanti—89%, Mr. Tillinghast—68% and Mr. Scalia—68%. Additionally, Messrs. Tillinghast and Scalia participate in a commission pool and each receives .25% of our commissionable sales bookings for the year. Commissions earned by Messrs. Tillinghast and Scalia for 2006 were $109,080 and $100,022, respectively. According to the Company’s outside compensation consulting firm, the Company’s executive compensation is in line with average executive compensation among peer companies.

Pursuant to the Conway Agreement, for the 2006 fiscal year, Mr. Conway is entitled to receive a bonus in the amount of $140,000, which is the target bonus previously established by the Company at the beginning of the 2006 fiscal year. Thereafter, Mr. Conway is entitled to receive an annual bonus of at least $225,000 if Company performance targets are met as determined by the compensation committee of the Company’s board of directors. In addition, no later than the tenth day following the closing of the merger, Mr. Conway will receive a special one-time cash bonus in the amount of $1,000,000, provided that he executes an effective release in favor of Netsmart and Parent and certain of their respective affiliates releasing his existing rights to payments under his existing employment agreement and the Netsmart Executive Retirement, Non Competition and Consulting Plan, as amended (the “Retirement Plan”), including his right to receive a change-in-control payment of approximately $2,300,000 upon consummation of the merger.

Pursuant to the Grisanti Agreement, for the 2006 fiscal year, Mr. Grisanti is entitled to receive a bonus in the amount of $96,000, which is the target bonus previously established by the Company at the beginning of the 2006 fiscal year. Thereafter, Mr. Grisanti is entitled to receive an annual bonus of at least $96,000 if Company performance targets are met, as determined by the compensation committee of the Company’s board of directors.

In addition, no later than the tenth day after the closing of the merger, Mr. Grisanti will receive a special one-time cash bonus in the amount of $601,500, provided that he executes an effective release in favor of Netsmart and Parent and certain of their affiliates releasing his existing rights to payments under his existing employment agreement and the Retirement Plan, including his right to receive a change-in control payment of approximately $1,400,000 upon consummation of the merger.

Perquisites

In addition to base salaries and annual bonus opportunities, Netsmart provides the Named Officers with certain perquisites and personal benefits, including automobile-related expenses. We believe that perquisites and personal benefits are often a tax-advantaged way to provide the Named Officers with additional annual compensation that supplements their base salaries and bonus opportunities. When determining each Named Officer’s base salary, we take the value of each Named Officer’s perquisites and personal benefits into consideration.

The perquisites and personal benefits paid to each Named Officer in 2006 are reported in Column (i) of the Summary Compensation Table below, and are further described in footnotes (2), (3), (4) and (5) to the Summary Compensation Table.

Equity-Based Compensation

Netsmart’s policy is that the Named Officers’ long-term compensation should be directly linked to the value provided to stockholders of Netsmart common stock. Accordingly, the Compensation Committee grants equity awards under the 2001 Long Term Incentive Plan designed to link an increase in stockholder value to compensation. During 2006, the Compensation Committee did not award any grants of Incentive Stock Options to any of the Named Officers. Nevertheless, the Compensation Committee believes that the use of these awards encourages executives to continue to use their best professional skills and to remain in Netsmart’s employ. Options granted by Netsmart under the 2001 Long Term Incentive Plan generally vest and become exercisable in installments of 50% after six months and 100% thereafter. The life of the options is generally five years. When considering the equity grants, the Compensation Committee considers each Named Officer’s responsibilities, his performance during the prior year, his expected future contribution to Netsmart’s performance, competitive data on grant values at comparable companies.

Pursuant to the Conway Agreement, within thirty days after the closing of the merger, upon approval by the Compensation Committee, Mr. Conway will be granted an option to purchase shares of the Parent’s common stock having a value equal to an aggregate 2.25% of the fully diluted shares (including all options, warrants and convertible securities on an exercised or as-converted basis) of the Parent’s common stock as of the closing date with an exercise price based on the “Merger Consideration” (as such term is defined in the Merger Agreement), a portion of which shall be subject to time-based vesting and a portion of which shall be subject to performance-based vesting, which options shall be memorialized in a stock option agreement pursuant to a stock option plan to be established by Parent consistent with his employment agreement.

Pursuant to the Grisanti Agreement, within thirty days after the closing of the merger, upon approval by the compensation committee, Mr. Grisanti will be granted an option to purchase shares of Parent’s common stock having a value equal to 0.5% of the fully diluted shares (including all options, warrants and convertible securities on an exercised or as-converted basis) of Parent’s common stock as of the closing date with an exercise price based on the “Merger Consideration” (as such term is defined in the Merger Agreement), which shall be subject to time-based vesting, which option shall be memorialized in a stock option agreement pursuant to a stock option plan to be established by Parent.

Retirement Benefits and Deferred Compensation Opportunities

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

Deferred compensation is a tax-advantaged means of providing the Named Officers with additional compensation that supplements their base salaries and bonus opportunities.

Severance and Other Benefits Upon Termination of Employment

Netsmart’s policy is to provide Named Officers with certain payments in the event of the termination of their employment prior to the end of their current employment term due to death, disability or other than “for cause” (as defined in their respective employment agreements). Netsmart selected such events because they are standard termination triggers in employment contracts. Netsmart determined that its failure to provide such standard termination provisions would adversely affect its ability to achieve its compensation objectives.

Please see the “Potential Payments Upon Termination or Change in Control” section below for a description of the potential payments that may be made to the Named Officers in connection with their termination of employment or a change in control.

Stock Ownership Guidelines

The Company does not have formal guidelines for the amount of officer and director Netsmart stock ownership.

Section 162(m) Policy

Section 162(m) of the Internal Revenue Code limits the deductibility by Netsmart of cash compensation in excess of $1 million paid to the Chief Executive Officer and the four highest compensated executive officers during any taxable year, unless such compensation meets certain requirements. Base compensation and the subjective portion of the cash bonuses paid to executive officers for 2006 were within the $1 million Section 162(m) threshold and should, therefore, also be deductible by Netsmart. Stock options under Netsmart’s existing plans, as well as the formulaic portion of the cash bonus, are intended to comply with the rules under Section 162(m) for treatment as performance based compensation. Therefore, Netsmart should be allowed to deduct compensation related to options granted under each of these plans and the formula portion of the cash bonuses.

Compensation Committee’s Report on Executive Compensation (1)

Netsmart’s Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee directors named at the end of this report each of whom is independent as defined by the NASD Rule 4200(a)(15). The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11. Based upon this review and our discussions, the Netsmart Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Compensation Committee of
the Board of Directors
John S. T. Gallagher (Chair)
Joseph Sicinski
Francis Calcagno
(1)          SEC filings sometimes “incorporate information by reference.” This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this Compensation Committee Report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members whose names appear above were committee members during all of 2006. No member of the Compensation Committee is or has been a former or current officer or employee of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
James L. Conway(1) (3) Chief Executive Officer	2006 2005 2004	367,500 290,386 197,073	140,000 75,000 175,000	-- 100,000 215,900	38,987 23,004 21,625	546,487 488,390 609,598
Anthony F. Grisanti (4) Chief Financial Officer, Treasurer, and Secretary	2006 2005 2004	204,750 178,415 147,804	96,000 60,000 125,000	-- 180,000 139,700	35,554 26,017 19,731	336,304 444,432 432,235
Alan Tillinghast,(5) (6) Executive Vice President, Operations	2006	178,759	80,000	--	123,480	382,239
Kevin Scalia(5) (7) Executive Vice President, Corporate Development	2006	166,295	80,000		114,422	360,717

(1)	Messrs. Conway, Tillinghast and Scalia serve on the Board of Directors but receive no compensation for their service as directors.
(2)
The value of the option awards in each year was calculated using the Black Scholes value at the date of grant multiplied by the number of options granted to the Named Officer. The Black Scholes value for options granted was $4.00 and $5.08 per share for options granted in 2005 and 2004, respectively.

(3)	All Other Compensation for 2006 consists of $14,400 for automobile allowance, $20,192 in vacation pay and $4,395 for life insurance premiums.
(4)	All Other Compensation for 2006 consists of $14,400 for automobile allowance, $16,500 in vacation pay and $4,654 for life insurance premiums.
(5)	Messrs. Tillinghast and Scalia were appointed as executive officers in December 2006.
(6)	All Other Compensation for 2006 consists of $109,080 in commissions and $14,400 for automobile allowance.
(7)	All Other Compensation for 2006 consists of $100,022 in commissions and $14,400 for automobile allowance.

Compensation of Named Officers

The Summary Compensation Table should be read in connection with the tables and narrative descriptions that follow. The Outstanding Equity Awards at Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Officers’ potential realizable value and actual value realized with respect to their equity awards.

The discussion of the potential payments due upon a termination of employment or change in control is intended to further explain the potential future payments that are, or may become, payable to our Named Officers.

Netsmart has traditionally awarded annual stock incentives to employees (including the Named Officers) each year. However, Netsmart did not make any grants of plan-based awards in 2006.

	Outstanding Equity Awards At Fiscal Year End
	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
James L. Conway	100,000	-	$9.85	7/13/2010
	42,500	-	$8.49	5/13/2009
	142,500	-

Anthony F. Grisanti	10,000	-	$4.37	5/21/2008
	17,500	-	$4.93	1/26/2008
	45,000	-	$9.85	7/13/2010
	27,500	-	$8.49	5/13/2009
	100,000	-

Alan Tillinghast	5,000	-	$4.37	5/21/2008
	27,500	-	$8.49	5/13/2009
	45,000	-	$9.85	7/13/2010
	77,500	-

Kevin Scalia	5,000	-	$6.61	8/11/2013
	878	-	$4.93	1/26/2008
	45,000	-	$9.85	7/13/2010
	22,500	-	$8.49	5/13/2009
	73,378	-

There were no stock awards.

The following table presents information regarding the exercise of stock options by Named Officers during 2006.

Option Exercises And Stock Vested

Name	Option Awards Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
(a)	(b)	(c)

James L. Conway	None	None
Anthony F. Grisanti	None	None
Alan Tillinghast	None	None
Kevin Scalia	10,000	$73,000

Potential Payments Upon Termination Or Change In Control

Severance Provisions of Employment Agreements

Messrs. Conway and Grisanti’s current employment agreements provide that in the event of their dismissal or resignation or a material change in their duties or in the event of a termination of employment by the executive or us as a result of a change in control, Messrs. Conway and Grisanti may receive severance payments of 48 months compensation. Under the Conway and the Grisanti Agreement, Each of Messrs. Conway and Grisanti’s existing employment agreements also provides for severance benefits and welfare and perquisite continuation in the event that the executive officer is terminated for a reason other than death, disability or cause or resigns as a result of or following a change of control. The completion of the transactions contemplated by the Merger Agreement would constitute a change of control under each executive officer’s employment agreement. In such event, each of Messrs. Conway and Grisanti is entitled to receive severance payments calculated by determining the greatest after-tax benefit to the officer of payment of either (i) 48 months’ compensation or (ii) an amount equal to 2.99 times his “base compensation amount,” as defined in Section 280G of the Internal Revenue Code. For the purposes of determining the amount of 48 months’ compensation, each of Messrs. Conway and Grisanti is entitled to receive an amount equal to the product of 48 multiplied by one-twelfth of the sum of his salary, average bonus for the prior three years, annual automobile allowance and annual vacation pay.

Pursuant to the Tillinghast Agreement, if Mr. Tillinghast’s employment is terminated as a result of death or disability, then the Company is required to pay to Mr. Tillinghast his salary at the annual rate in effect at the date of death or termination resulting from a disability, until the earlier of six months from the date of death of termination or the expiration of the term. If Mr. Tillinghast’s employment is terminated for causes other than death, disability or for cause (excluding any termination upon a change in control (as defined in the Tillinghast Agreement) or disposition of Netsmart-NY, as discussed below), then the Company shall pay to Mr. Tillinghast as severance payments his salary and expenses for the balance of the term of his contract as well as the bonus and commissions which he would otherwise be entitled to receive. The bonus and commission amount payable is defined as the greater of the prior year’s bonus and commissions or the average bonus and commissions paid to Mr. Tillinghast over the preceding three years. In addition, for a period of eighteen months after such termination, the Company shall provide Mr. Tillinghast, or his beneficiary, with the hospitalization, life insurance, medical and major medical benefits which would have been provided to him if he had continued his employ with the Company, except that the Company shall not be required to provide life insurance coverage for any beneficiary of Mr. Tillinghast. The Tillinghast Agreement provides for certain payments in the event of his termination upon either (i) a change in control (as defined in the employment agreement) or (ii) a disposition by Netsmart of the business of the Company’s Netsmart-NY subsidiary. In such event, if Mr. Tillinghast resigns due to either (i) a significant change in his duties or (ii) the Company changes his place of work to a location more than 50 miles from the current headquarters in Great River, NY, then he would be entitled to receive an amount (based on his rate of pay at the time of his termination) equal to his salary for 24 months, his bonus amount for the two preceding years, any unpaid commissions through the end of the term and all other benefits due to him pursuant to the terms of his agreement.

Pursuant to the Scalia Agreement, if Mr. Scalia’s employment is terminated as a result of death or disability, then the Company is required to pay to Mr. Scalia his salary at the annual rate in effect at the date of death or termination resulting from a disability, until the earlier of six months from the date of death of termination or the expiration of the term. If Mr. Scalia’s employment is terminated for causes other than death, disability or for cause (excluding any termination upon a change in control (as defined in the Scalia Agreement) or disposition of Netsmart-NY, as discussed below), then the Company shall pay to Mr. Scalia as severance payments his salary and expenses for the balance of the term of his contract as well as the bonus and commissions which he would otherwise be entitled to receive. The bonus and commission amount payable is defined as the greater of the prior year’s bonus and commissions or the average bonus and commissions paid to Mr. Scalia over the preceding three years. In addition, for a period of eighteen months after such termination, the Company shall provide Mr. Scalia, or his beneficiary, with the hospitalization, life insurance, medical and major medical benefits which would have been provided to him if he had continued his employ with the Company, except that the Company shall not be required to provide life insurance coverage for any beneficiary of Mr. Scalia. The Scalia Agreement provides for certain payments in the event of his termination upon either (i) a change in control (as defined in the employment agreement) or (ii) a disposition by Netsmart of the business of the Company’s Netsmart-NY subsidiary. In such event, if Mr. Scalia resigns due to either (i) a significant change in his duties or (ii) the Company changes his place of work to a location more than 50 miles from the current headquarters in Great River, NY, then he would be entitled to receive an amount (based on his rate of pay at the time of his termination) equal to his salary for 24 months, his bonus amount for the two preceding years, any unpaid commissions through the end of the term and all other benefits due to him pursuant to the terms of his agreement.

Pursuant to the Conway Agreement, if Mr. Conway’s employment is terminated for cause (as such term is defined in the Conway Agreement), he will receive his accrued but unpaid salary, and lifetime medical insurance at a cost to Netsmart not to exceed $600 per month. If Mr. Conway terminates his employment without good reason (as such term is defined in the Conway Agreement), Mr. Conway will receive accrued but unpaid salary, any accrued but unpaid bonus, retirement benefits (in a series of annual payments not to exceed $684,465 in the aggregate) and the lifetime medical insurance as described in the immediately preceding sentence. However, if Mr. Conway terminates his employment during 2007 or 2008 without good reason (as such term is defined in the Conway Agreement), he will forfeit his retirement benefits. If Mr. Conway’s employment is terminated without cause, he terminates his employment for good reason or the Company provides notice of non-renewal of the term of his employment agreement, he will receive an amount equal to one year of his then current annual salary, a bonus prorated for the number of days worked during the year of termination (assuming that any personal performance criteria applicable to the bonus are maximally obtained), the payment of any accrued but unpaid bonus earned during the year prior to the year in which the termination occurs, the lifetime medical insurance and retirement benefits described above, and accelerated vesting as of the termination date of that portion of his time-based vesting options that would have vested if he had remained employed for an additional year (with full accelerated vesting if such termination is within one year of a subsequent change in control of the Company), provided that if Mr. Conway’s employment is terminated for any reason other than for cause on or after the second anniversary of the Closing of the merger and his performance-based vesting options have fully vested, no less than three quarters of his time-based vesting options shall be deemed to be fully vested as of his termination date. In the event of Mr. Conway’s death during the employment term, his estate shall receive the bonus earned during the year of his death, calculated on a pro-rata basis for the number of days worked (assuming that any personal performance criteria applicable to the bonus are maximally obtained), any bonus earned but unpaid in the year prior to the year of his death, any earned but unpaid salary, retirement benefits (in a series of annual payments not to exceed $746,688 in the aggregate) and accelerated vesting as of the termination date of that portion of his time-based vesting options that would have vested if he had remained employed for an additional year. If Mr. Conway’s employment is terminated due to his disability, he shall receive the same benefits as he would upon his death, with the addition of the lifetime medical insurance described above. Upon any employment termination (other than a termination for cause), a portion of the benefits for which the executive shall be eligible shall be subject to his (or his representative’s) effective execution of a release in favor of the Company and its related parties. If Mr. Conway’s employment is terminated by Netsmart without cause or he terminates his employment for good reason within two years after the closing date of the merger, he shall also be eligible to receive an additional payment to negate the after-tax effect of a portion of the excise tax he incurs (if any) as a result of the merger under the so-called “golden parachute” rules of Internal Revenue Code Section 280G.

Pursuant to the Grisanti Agreement, if Mr. Grisanti’s employment is terminated for cause (as such term is defined in the Grisanti Agreement), he will receive his accrued but unpaid salary, and lifetime medical insurance at a cost to Netsmart not to exceed $600 per month. If Mr. Grisanti terminates his employment without good reason (as such term is defined in the Grisanti Agreement), Mr. Grisanti will receive accrued but unpaid salary, any accrued but unpaid bonus, retirement benefits (in a series of annual payments not to exceed $452,450 in the aggregate) and the lifetime medical insurance as described in the immediately preceding sentence. If Mr. Grisanti’s employment is terminated without cause, he terminates his employment for good reason, or the Company provides a notice of non-renewal of the term of his agreement he will receive an amount equal to six months of his then current annual salary, a bonus prorated for the number of days worked during the year of termination (assuming that any personal performance criteria applicable to the bonus are maximally obtained), the payment of any accrued but unpaid salary and bonus earned during the year prior to the year in which the termination occurs, the lifetime medical insurance and retirement benefits described above, and accelerated vesting as of the termination date of that portion of his sign-on option that would have vested if he had remained employed for an additional year. In the event of Mr. Grisanti’s death during the employment term, his estate shall receive the bonus earned during the year of his death, calculated on a pro-rata basis for the number of days worked (assuming that any personal performance criteria applicable to the bonus are maximally obtained), any bonus earned but unpaid in the year prior to the year of the executive’s death, any earned but unpaid salary, retirement benefits (in a series of annual payments not to exceed $452,450 in the aggregate and accelerated vesting as of the termination date of that portion of his sign-on option that would have vested if he had remained employed for an additional year). If Mr. Grisanti’s employment is terminated due to his disability, he shall receive the same benefits as he would upon his death, with the addition of the lifetime medical insurance described above. Upon any employment termination (other than a termination for cause), a portion of the benefits for which the executive shall be eligible shall be subject to his (or his representative’s) effective execution of a release in favor of the Company and its related parties. To the extent that Mr. Grisanti would be subject to the so-called “golden parachute” rules of Internal Revenue Code Section 280G, the payments to which he would be entitled upon a termination of employment would be reduced below the threshold at which the golden parachute excise tax is imposed to the extent such reduction would enable him to retain a greater portion of the payments from Netsmart after remittance of tax than he would have had he received the unreduced payments.

Change in Control Severance Plan

Estimation of Benefits

Set forth below is an estimation of the benefits payable to each of the Named Officers assuming that such officer’s employment were terminated under the circumstances described above in connection with a change in control of the Company and that the event triggering such payment occurred on 12/31/06.

Severance Benefits—Change in Control

Name	Estimated Total Value of Cash Payments (Base Salary and Annual (1) Bonus Amounts)
James L. Conway	$2,189,000
Anthony F. Grisanti	1,330,000

(1) Payments are calculated pursuant to Mr. Conway and Mr. Grisanti’s current employment agreements based upon forty eight months multiplied by the sum of current annual salary plus the average bonus over the past three years plus auto allowance and vacation pay divided by twelve months.

Directors’ Compensation

Cash Compensation: Our directors play a critical role in guiding the Company’s strategic direction and overseeing the management of the Company. The increased demand for qualified and talented public company directors requires that we provide adequate incentives for our directors’ continued performance and participation. Our board of directors has three standing committees - the audit committee, the compensation committee and the nominating and governance committee. The board of directors also established a special committee to evaluate the advisability of entering into the Merger Agreement. For fiscal year 2006 each member of a committee of the Board (Audit, Compensation, and Nominating and Governance) received annual fees of $20,000 for their service. In addition, as set forth below, for his service as a chairperson of a committee (in addition to the fee for serving as a member of a committee) , the chairperson received the following additional fees:

Audit Committee Chair	$ 6,250
Compensation Committee Chair	$ 6,250

In addition, Messrs. Calcagno, Gallagher, Shamash and Sicinski received meeting fees of $1,500 per meeting of the special committee. Mr. Calcagno also received an additional $60,000 for his additional responsibilities as chairman of the special committee.

We are also authorized to reimburse directors for expenses in connection with attendance at meetings.

Equity Compensation: Non-employee directors also received an automatic grant of stock options pursuant to the automatic grant provisions of the Company’s 2001 Long-Term Incentive Plan.

The 2001 Long-Term Incentive Plan, as amended, currently provides for the following automatic grants of options to each non-employee director:

Automatic grant to each non-employee director of a non-qualified option to purchase 10,000 shares of common stock on April 1st of each year; provided that each non-employee director serving as the chairman of the audit committee or compensation committee granted an option to purchase 12,500 shares of common stock on April 1st of each year, provided, that if one person serves as chairman of both committees he receives a grant of options to purchase a total of 12,500 shares.

All options granted under the Plan have a term of 5 years and are fully vested after six months. The exercise price of options granted under the Plan is determined by the Compensation Committee. It has been the practice if the Committee to use the closing price of the stock at the close of business on the date of grant.

2006 Director Compensation

			All
	Fees Earned	Option	Other
Name	or Paid in Cash	Awards (1)	Compensation	Total

James L. Conway(2)	None	--	--	--
Gerald O. Koop(2)	None	--	--	--
John F. Phillips (2)(3)	None	--	122,500	122,500
John S.T. Gallagher	63,000	24,214	--	87,214
Joseph Sicinski	38,000	18,904	--	56,904
Frank Calcagno	98,000	18,904	--	116,904
Yacov Shamash	38,000	18,904	--	56,904
Kevin Scalia(2)	None	--	--	--
Alan Tillinghast(2)	None	--	--	--

(1) The value of the option awards were calculated using the Black Scholes value at the date of grant multiplied by the amount of options granted in the respective years.

(2) Messrs. Conway, Koop, Phillips, Scalia and Tillinghast do not receive compensation for their service as directors.

(3) Included in all other compensation is $85,000 in payments under the Executive Retirement, Non-Competition and Consulting Plan and $37,500 under a separate consulting arrangement.

As of December 31, 2006, the following number of non-qualified stock options were outstanding and held by each Director.

2006 Director Stock Options

Number of Options
Director	Outstanding

James L. Conway	142,500
Gerald O. Koop	65,000
John F. Phillips	None
John S.T. Gallagher	27,500
Joseph Sicinski	18,000
Frank Calcagno	28,000
Yacov Shamash	18,000
Kevin Scalia	73,378
Alan Tillinghast	77,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is information as of February 20, 2007, as to each person known by us, based on information provided to us by the persons named below and filings with the Securities and Exchange Commission, to own beneficially at least 5% of our common stock, each director, each officer listed in the Summary Compensation Table and all officers and directors as a group.

Name and Address	Shares	Percent of Outstanding Common Stock
James L. Conway	248,848	3.7%
Anthony F. Grisanti	204,815	3.1%
Joseph G. Sicinski	43,000	*
Francis J. Calcagno	28,000	*
John S.T. Gallagher	37,500	*
Yacov Shamash	18,000	*
Alan Tillinghast	117,837	1.8%
Kevin Scalia	73,378	1.1%
All directors and officers as a group (eight individuals)	771,378	10.9%
Eagle Asset Management 880 Carillon Parkway St. Petersburg, FL	868,099	13.2%
Dawson Herman 354 Pequot Avenue Southport, CT	715,203	10.9%
Daniel Zeff 50 California St. San Francisco, CA.	330,870	5.0%
FMR Corp. 82 Devonshire St. Boston, MA	423,978	6.5%
Mosaix Ventures L.P. 1822 North Mohawk Chicago, IL	612,055	9.2%
_____________
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

The number of shares owned by our directors and officers shown in the table above includes shares of common stock which are issuable upon exercise of options that are exercisable at February 20, 2007 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options for each of such directors and officers.

Name	Number
Yacov Shamash	18,000
James L. Conway	142,500
Anthony F. Grisanti	100,000
Joseph G. Sicinski	18,000
Francis J. Calcagno	28,000
John S.T. Gallagher	27,500
Alan Tillinghast	77,500
Kevin Scalia	73,378
All officers and directors as a group	484,878

Equity Compensation Plan Information

The following table sets forth information relating to our compensation plans as of December 31, 2006.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	898,505	$8.790	586,045[2]
Equity compensation plans not approved by security holders	24,900[1]	$14.77	--
Total	923,405	$8.951	586,045

1 Options to acquire 30,000 shares were granted to certain former employees of Netsmart-Ohio to induce them to remain in our employ. The options have a ten-year term, an exercise price of $14.77 per share and become exercisable over a period of three years.

2 Options to purchase an aggregate shares are granted annually to the four non-employee directors pursuant to the automatic grant provisions of the 2001 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

Mr. Koop’s employment contract expired on December 31, 2005 and he retired as President as of that date. He is still employed by Netsmart but not as an executive officer. As of December 2006, Mr. Koop was no longer a member of the Board of Directors. Upon his retirement as an employee, pursuant to the terms of our Executive Retirement, Non-Competition and Consulting Plan, Mr. Koop will receive $85,000 per year for each of the six years following his retirement; provided, that he complies with the non-competition covenants of the plan.

Netsmart was a party to an employment agreement with John Phillips, a former Vice President. Mr. Phillip’s employment contract expired on December 31, 2003 and he retired effective April 1, 2004. Pursuant to the terms of Netsmart’s Executive Retirement, Non-Competition and Consulting Plan, Mr. Phillips will receive $85,000 per year for each of the next six years; provided that he complies with the non-competition covenants of the plan. As of December 2006, Mr. Phillips was no longer a member of the Board of Directors.

Each of Messrs. Calcagno, Gallagher, Sicinski and Shamash are independent in accordance with the categorical standars of independence included in NASD Rule 4200(a)(15), which includes a series of objective tests, such as that the director is not an employee of the companyand has not engaged in various types of business dealings with the company. All of the standing committees of the Board are composed of independent directors.

In connection with the proposed merger transaction, we entered into the Conway Agreement and the Grisanti Agreement. For a detailed description of the provisions of these agreements, see Item 11 “Executive Compensation-Current Executive Compensation Program Elements.”

Item 14.	Principal Accounting Fees and Services.

Audit Fees

We were billed by Marcum & Kliegman LLP the aggregate amount of approximately $401,200 in respect of fiscal 2006 Audit and Sarbanes-Oxley (“SOX”) Compliance and $337,000 in respect of fiscal 2005 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-K and 10-Q.

Audit-Related Fees

We were billed by Marcum & Kliegman LLP in fiscal 2006 and 2005 in the amounts of $99,100 and $99,200, respectively for assurance and related services such as for our 401K audit, and acquisition services, that were reasonably related to the performance of the audit or review of our financial statements that are not reported under the preceding paragraph including services rendered in connection with acquisitions, reviews of registration statements and issuances of related consents, audits of employees benefit plans and advice regarding common stock purchase warrants and Sox 404 related efforts.

Tax Fees

We were billed by Marcum & Kliegman LLP the aggregate amount of $164,450 in respect of fiscal 2006 and $72,050 in respect of fiscal 2005 for fees for services consisting primarily of tax compliance, tax advice or tax planning in respect of the preparation of our federal and state tax returns.

All Other Fees

Marcum & Kliegman did not render any other services during fiscal 2006 and fiscal 2005 that are not described in the preceding paragraphs.

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

10.17	Revolving Credit and Term Loan Agreement with Netsmart Technologies, Inc. and the Bank of America, N.A. (Filed as an exhibit to the Registrant’s Form 8-K dated October 7, 2005.)
10.18	Asset Purchase Agreement dated June 17, 2005 between Addiction Management Systems, Inc. and Creative Socio-Medics Corp. (Filed as an exhibit to the Registrant’s Form 8-K dated June 21, 2005.)
10.20	Amendment No. 1 to Employment Agreement dated June 16, 2005, between the Registrant and James L. Conway. (Filed as an exhibit to the Registrant’s Form 8-K dated June 16, 2005.)
10.21	Amendment No. 1 to Employment Agreement dated June 16, 2005 between the Registrant and Anthony F. Grisanti. (Filed as an exhibit to the Registrant’s Form 8-K dated June 16, 2005.)
10.22	Asset Purchase Agreement dated April 27, 2005 between ContinuedLearning LLC and Creative Socio-Medics Corp. (Filed as an exhibit to the Registrant’s Form 8-K dated April 27, 2005.)
10.23	Employment Agreement dated April 27, 2005 between Netsmart Technologies, Inc. and A. Sheree Graves. (Filed as an exhibit to the Registrant’s Form 8-K dated April 27, 2005.)
10.24	Letter Agreement between Griffin Securities, Inc. and Netsmart Technologies, Inc. dated as of August 9, 2005. (Filed as an exhibit to the Registrant’s Form S-3, File No. 333-129265.)
10.25	Letter Agreement between Griffin Securities, Inc. and Netsmart Technologies, Inc. dated as of October 11, 2005. (Filed as an exhibit to the Registrant’s Form S-3, File No. 333-129265.)
10.26	First Amendment and Waiver to Loan Agreement dated as of December 31, 2005 between the Registrant and Bank of America, N.A. (Filed as an exhibit to Registrant’s Form 8-K dated February 23, 2006)
10.27	Employment Agreement between the Registrant and Gerald Koop dated April 5, 2006(Filed as an exhibit to Registrant’s Form 8-K dated April 5, 2006)
10.28
Asset Purchase Agreement dated as of July 31, 2006 by and between QS Technologies, Inc. and Intelligent Systems Corporation, as Sellers and Netsmart Public Health, Inc., as Buyer and Netsmart Technologies, Inc. (Filed as an exhibit to Registrant’s Form 8-K dated August 1, 2006)

10.29	Second Amendment and Waiver to Loan Agreement dated as of July 31, 2006 between the Registrant and Bank of America, N.A. (Filed as an exhibit to Registrant’s Form 8-K dated September 29, 2006)
10.30
Merger Agreement dated November 18, 2006 between Netsmart Technologies, Inc., a Delaware corporation with NT Acquisition, Inc., NT Merger Sub, Inc.,and NT Acquisition, Inc. (Filed as an exhibit to the Registrant’s Form 8-K dated November 18, 2006.)

10.31
Amendment to employment agreement, between James L. Conway, dated as of November 18, 2006, with NT Investor Holdings, Inc., and the Registrant. (Filed as an exhibit to the Registrant’s Form 8-K/A dated November 30, 2006).

10.32
Amendment to employment agreement, between Anthony F. Grisanti, dated as of November 18, 2006, with NT Investor Holdings, Inc., and the Registrant. (Filed as an exhibit to the Registrant’s Form 8-K/A dated November 30, 2006).

21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum & Kliegman LLP
24	Powers of Attorney (See Signature Page)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NETSMART TECHNOLOGIES, INC.
AND SUBSIDIARIES

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

Page to Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4 F-5

Consolidated Statements of Income	F-6 F-7

Consolidated Statements of Stockholders' Equity	F-8

Consolidated Statements of Cash Flows	F-9 F-11

Notes to Consolidated Financial Statements	F-12 F-45

.  .  .  .  .  .  .  .  .  .  ..

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
Netsmart Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Netsmart Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsmart Technologies, Inc. and Subsidiaries, as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with generally accepted accounting principles (United States).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, March 7, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of the existence of three material weaknesses.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
Melville, New York
March 7, 2007, except for the Note 16 as to which the date is March 14, 2007

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets:
Current Assets:
Cash and Cash Equivalents	$10,163,291	$11,445,525
Accounts Receivable - Net	16,370,032	11,524,811
Costs and Estimated Profits in Excess
of Interim Billings	2,936,575	1,811,986
Deferred taxes	754,863	1,594,863
Other Current Assets	1,607,490	1,466,577

Total Current Assets	31,832,251	27,843,762

Property and Equipment - Net	2,726,423	2,665,429

Other Assets:
Goodwill	18,445,646	18,735,751
Capitalized Software Costs - Net	7,227,002	6,534,551
Customer Lists - Net	9,898,827	8,110,864
Contract Backlog - Net	--	379,500
Other Assets	394,404	351,997

Total Other Assets	35,965,879	34,112,663

Total Assets	$70,524,553	$64,621,854

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Liabilities and Stockholders’ Equity:
CurrentLiabilities:
Current Portion - Long Term Debt	$951,802	$833,369
Current Portion Capital Lease Obligations	9,521	61,315
Accounts Payable	2,799,952	2,013,968
Accrued Expenses	2,893,531	2,916,021
Interim Billings in Excess of Costs and Estimated
Profits	4,995,402	7,938,422
Deferred Revenue	16,424,427	10,037,813

Total Current Liabilities	28,074,635	23,800,908

Long Term Debt - Less current portion	2,257,328	1,916,667
Capital Lease Obligations - Less current portion	--	9,521
Interest Rate Swaps at Fair Value	--	7,812
Deferred Tax Liability	883,091	2,118,603
Deferred Rent Payable	538,185	482,048

Total Non Current Liabilities	3,678,604	4,534,651

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock - $.01 Par Value, 3,000,000
Shares Authorized; None issued and outstanding	--	--

Common Stock - $.01 Par Value; Authorized
15,000,000 Shares; Issued and outstanding
6,787,396 and 6,555,183 shares at December 31, 2006,
6,719,517 and 6,487,943 shares at December 31, 2005	67,874	67,195

Additional Paid-in Capital	40,622,043	39,997,558
Accumulated Comprehensive Income (Loss) - Interest
Rate Swap	6,780	(7,812)
Accumulated Deficit	(150,669)	(2,004,132)
	40,546,028	38,052,809

Less: cost of shares of Common Stock held
in treasury - 232,213 shares at December 31, 2006
and 231,574 shares at December 31, 2005	1,774,714	1,766,514

Total Stockholders’ Equity	38,771,314	36,286,295

Total Liabilities and Stockholders’ Equity	$70,524,553	$64,621,854

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2006	2005	2004
Revenues:
Software and Related
Systems and Services:
Turnkey Systems	$27,156,766	$20,326,805	$16,931,606
Maintenance Contract Services	26,601,208	13,317,744	8,289,525

Application Service Provider Services	3,555,769	2,538,457	1,725,473

Data Center Services	1,735,940	1,795,448	2,058,240

Total Revenues	59,049,683	37,978,454	29,004,844

Cost of Revenues:
Software and Related
Systems and Services:
Turnkey Systems	16,895,754	11,682,754	9,203,071
Maintenance Contract Services	9,327,734	5,421,575	4,168,975

Application Service Provider Services	2,230,290	1,611,026	926,333

Data Center Services	817,203	887,169	849,353

Total Cost of Revenues	29,270,981	19,602,524	15,147,732

Gross Profit	29,778,702	18,375,930	13,857,112

Selling, General and
Administrative Expenses	19,087,284	11,272,446	7,293,865
Research, Development and Maintenance	6,552,541	4,547,114	3,498,448

Total	25,639,825	15,819,560	10,792,313

Operating Income	4,138,877	2,556,370	3,064,799

Interest and Other Income	376,998	311,496	126,379

Interest and Other Expense	(252,412)	(119,090)	(129,213)

Income before Income Tax	4,263,463	2,748,776	3,061,965

Income Tax	2,410,000	1,159,000	309,000

Net Income	$1,853,463	$1,589,776	$2,752,965

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2006	2005	2004

Earnings Per Share (“EPS”) of Common Stock
Basic EPS	$.28	$.28	$.52

Weighted Average Number of Shares of
Common Stock Outstanding	6,529,343	5,684,191	5,331,700

Diluted EPS	$.27	$.27	$.50

Weighted Average Number of Shares of
Common Stock and Common Stock
Equivalents Outstanding	6,747,983	5,935,405	5,536,731

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Comprehensive
			Additional		Income (Loss)				Total
	Common Stock		Paid-In	Accumulated	Interest Rate	Comprehensive	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Deficit	Swap	Income	Shares	Amount	Equity

Balance - January 1, 2004	5,528,247	$55,282	$29,010,212	$(6,346,873)	$(59,068)	$--	223,758	$(1,659,449)	$21,000,104

Common Stock Issued - Exercise of Options	38,877	389	166,011	--	--	--	4,166	(53,533)	112,867

Change in Deferred Tax Asset Valuation Allowance	--	--	717,000	--	--	--	--	--	717,000

Change in Fair Value of Interest Rate Swap	--	--	--	--	43,916	43,916	--	--	43,916

Net Income	--	--	--	2,752,965	--	2,752,965	--	--	2,752,965
						$2,796,881
Balance - December 31, 2004	5,567,124	55,671	29,893,223	(3,593,908)	(15,152)		227,924	(1,712,982)	24,626,852

Common Stock Issued - Exercise of Options	206,658	2,067	852,173	--	--	$--	3,650	(53,532)	800,708

Common Stock Issued - Private Placement	490,000	4,900	4,488,204	--	--	--	--	--	4,493,104

Cost Related to Private Placement	--	--	(377,976)	--	--	--	--	--	(377,976)

Common Stock Issued - Acquisitions	455,735	4,557	5,101,934	--	--	--	--	--	5,106,491

Change in Fair Value of Interest Rate Swaps	--	--	--	--	7,340	7,340	--	--	7,340

Tax Benefit from Exercise of Options	--	--	40,000	--	--	--	--	--	40,000

Net Income	--	--	--	1,589,776	--	1,589,776	--	--	1,589,776
						$1,597,116
Balance - December 31, 2005	6,719,517	67,195	39,997,558	(2,004,132)	(7,812)		231,574	(1,766,514)	36,286,295

Common Stock Issued - Exercise of Options And Warrants	64,390	644	569,711	--	--	--	639	(8,200)	562,155

Shares Issued for Services	3,489	35	44,965	--	--	--	--	--	45,000

Change in Fair Value of Interest Rate Swap	--	--	--	--	14,592	14,592	--	--	14,592

Costs Related to 2005 Private Placement	--	--	(158,349)	--	--	--	--	--	(158,349)

Share-Based Compensation Expense	--	--	120,158	--	--	--	--	--	120,158

Tax Benefit from Exercise of Options	--	--	48,000	--	--	--	--	--	48,000

Net Income	--	--	--	1,853,463	--	1,853,463	--	--	1,853,463
						$1,868,055

Balance - December 31, 2006	6,787,396	$67,874	$40,622,043	$(150,669)	$6,780		232,213	$(1,774,714)	$38,771,314

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2006	2005	2004

Operating Activities:
Net Income	$1,853,463	$1,589,776	$2,752,965
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,317,317	2,451,456	1,624,393
Share-Based Compensation	165,158	--	--
Provision for Doubtful Accounts	770,727	465,004	(204,000)
Excess tax Benefit from Exercise of Options	48,000	40,000	--
Deferred Income Taxes	121,488	805,431	122,000

Changes in Assets and Liabilities:
[Increase] Decrease in:
Accounts Receivable	(5,615,948)	953,963	(3,506,210)
Costs and Estimated Profits in
Excess of Interim Billings	(982,438)	(840,448)	1,180,150
Other Current Assets	13,055	(686,023)	(54,795)
Other Assets	(71,460)	(258,856)	28,431

Increase [Decrease] in:
Accounts Payable	693,340	(3,274,348)	243,165
Accrued Expenses	563,300	(681,174)	(43,046)
Deferred Rent Payable	56,137	26,621	455,427
Interim Billings in Excess of
Costs and Estimated Profits	(2,943,020)	440,649	234,488
Deferred Revenue	4,353,341	945,721	(197,705)

Total Adjustments	1,392,997	387,996	(117,702)

Net Cash Provided by Operating Activities	3,246,460	1,977,772	2,635,263

Investing Activities:
Acquisition of Property and
Equipment	(1,144,482)	(458,092)	(1,328,050)
Capitalized Software Development	--	(42,000)	(185,000)
Business Acquisitions - Net of $4,218,614
of Acquired Cash in 2005	(2,798,797)	(12,554,994)	(16,263)

Net Cash Used In Investing Activities	$(3,943,279)	$(13,055,086)	$(1,529,313)

See Notes to Consolidated Financial Statements.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
Financing Activities:
Payment of Capitalized Lease Obligations	$(61,315)	$(60,327)	$(61,416)
Proceeds from Term Loan	--	2,500,000	--
Repayment of Promissory Note
Assumed in Acquisition	--	(494,413)
Cost Related to Private Placement	(158,349)	--	--
Net Proceeds from Stock Options and
Warrants Exercised	562,155	800,708	112,867
Net Proceeds from Private Placement	--	4,115,128	--
Payments of Long-Term Debt	(975,906)	(749,992)	(666,659)
Excess tax benefit from Exercise of Option	48,000	--	--
Net Cash (Used in) Provided by
Financing Activities	(585,415)	6,111,104	(615,208)

Net (Decrease) Increase in Cash
and Cash Equivalents	(1,282,234)	(4,966,210)	490,742

Cash and Cash Equivalents -
Beginning of Year	11,445,525	16,411,735	15,920,993

Cash and Cash Equivalents -
End of Year	$10,163,291	$11,445,525	$16,411,735

Supplemental Disclosure of Cash Flow Information:
Cash paid during the years for:
Interest	$246,171	$107,810	$132,635
Income Taxes	$2,465,338	$338,254	$237,879

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Year Ended December 31, 2006:

The fair value of the interest rate swap increased by $14,592 for the year ended December 31, 2006.

On August 1, 2006, Netsmart Technologies, Inc. and Subsidiaries (the “Company”), acquired certain assets, including computer software, customer lists and computer equipment of QS Technologies, Inc. (“QS”). The purchase price totaled approximately $5,466,000 as follows: an initial payment of $1,900,000 in cash and a three year $1,435,000 promissory note paid monthly, at an annual rate of 8.25% together with the assumption of approximately $2,095,000 in net liabilities, consisting principally of deferred revenue, and acquisition costs of approximately $36,000.

During 2006, the Company received 639 shares of its common stock in consideration for the cashless exercise of certain stock options. The value of the shares received was $8,200, which was the market value of the common stock on the date of exercise.

During 2006, the Company issued, 3,489 shares of its common stock in connection with an investor relations agreement.

During 2006, the Company analyzed the value of the assets previously acquired from CMHC Systems, Inc. (“CMHC”), as more fully described below, and increased deferred revenue by $151,218 and accrued expenses by $342,766, offset by an increase in deferred tax assets of $517,000. It also settled its working capital payoff by paying $524,935 in settlement of $792,024, which was the original provision. As a result accrued expenses were reduced by $267,089. The above adjustments resulted in a net decrease to goodwill in the amount of $290,105.

Year Ended December 31, 2005

During 2005, the Company acquired for $489,238 in cash and stock, the software, customer lists and other assets of ContinuedLearning LLC. The consideration consisted of $252,917 in cash plus 20,000 shares of common stock, valued at $191,400, based upon the average weighted stock price of $9.57 for the period commencing three days before and ending three days after the acquisition was agreed to and announced. The consideration also included the assumption of $44,921 for certain liabilities for services to be performed in the future. The agreement also included contingent consideration of $250,000 if certain revenue targets were met within one year of the closing of the acquisition, which closed on April 28, 2005. Based upon results through the end of fiscal 2005, the Company has provided for the full $250,000 of this contingent consideration and has adjusted the related balance sheet accounts accordingly. The $250,000 additional provision is included in accrued expenses. These revenue targets were met during 2006 and the $250,000 has been paid.

During 2005, the Company acquired for $3,610,682, the software, customer lists and other assets of Addiction Management Systems. The consideration consisted of $2,641,945 in cash plus legal fees of $19,904 and the assumption of $948,833 for certain liabilities for services to be performed in the future.

During 2005, the Company acquired 100% of the equity interest in CMHC. The purchase price totaled approximately $19,565,956 as follows: 435,735 shares of Netsmart’s common stock (valued at $4,915,091), $12,994,758 in cash plus additional cash consideration initially estimated at $792,024 required by the “working capital adjustment”, calculated and payable in accordance with the merger agreement, and acquisition costs of $864,083. The value of the 435,735 shares of common stock was based upon the average weighted stock price of $11.28 for the period commencing three days before and ending three days after the acquisition was agreed to and announced. The working capital adjustment was finalized in fiscal 2006, resulting in a reduction in accrued expenses, as more fully described above.

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

See Notes to Consolidated Financial Statements

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] The Company

The Company licenses, customizes and installs its proprietary software products, operates a service bureau (“Data Center Services”) and provides Application Service Provider (“ASP”) Services and enters into long term maintenance agreements with behavioral health and public health organizations, methadone clinics and other substance abuse facilities throughout the United States. The Company currently classifies it operations in five business segments: (1) Software and Related Systems and Services - New York (2) Software and Related Systems and Services - Ohio (3) Software and Related Systems and Services - Public Health (4) Data Center Services and (5) Application Service Provider Services (“ASP”). Software and Related Systems and Services for each of the NY, Public Health and Ohio segments refer to the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and out patient environments, as well as clinical documentation and medical record generation and management. Within these segments are large turnkey and small turnkey components. The large turnkey components consist mostly of the Avatar suite of products. When the Company is engaged in a fixed price arrangement, these large turnkey installations will usually extend over a six-month to a multi-year time period; these installations are performed in the New York segment. The duration of the implementation is dependant on the size and complexity of the customer organization and the specifics of the implementation. The small turnkey components are usually completed within a six-month period. Small turnkey contracts performed in the New York segment are mostly related to the Avatar methadone related products. The small turnkey contracts in the Ohio and Public Health segments are for system installations for behavioral healthcare and public health information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations. Revenue for these segments is recognized based on the nature of the product sold. See note 2.

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

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The Consolidated Financial Statements include Netsmart Technologies, Inc. (“Netsmart”), and its wholly-owned subsidiaries, Netsmart New York, Inc., (“NTST-NY”) formerly Creative Socio-Medics Corp. (“CSM”), Netsmart Ohio, Inc., (“NTST-Ohio”), formerly CMHC and Netsmart Public Health Inc., (“NTST-PH”) which acquired the assets of QS Technologies, Inc. (“QS”). In addition, the results of operations from the ContinuedLearning LLC (“CL”) acquisition are included from April 28, 2005, the results of operations from the Addictions Management Systems, Inc. (“AMS”) acquisition are included from June 20, 2005, the results of operations of the NTST- Ohio acquisition are included from October 1, 2005, and the results of operations from the NTST-PH acquisition are included from August 1, 2006 (see note 5). All intercompany transactions are eliminated in consolidation.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $6,786,000 and $8,218,000 at December 31, 2006 and 2005, respectively.

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

The Company’s behavioral health information systems are marketed to specialized care facilities, many of which are operated by various state and local government entities and include entitlement programs. During the years ended December 31, 2006, 2005 and 2004, approximately 40%, 44% and 49% respectively, of the Company’s revenue were generated from contracts directly or indirectly with government agencies.

No one customer accounted for more than 10% of consolidated revenue for the years ended December 31, 2006, 2005 and 2004.

The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 2006 and 2005, cash and cash equivalent balances of $10.0 million and $11.3 million respectively, were held at a financial institution in excess of federally insured limits.

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

The Company also enters into multiple element arrangements contracts which do not require significant customization and modification, in which it includes a software license, one year’s maintenance and sometimes training. In accordance with Statement of Position 97-2 “Software Revenue Recognition”, as amended, revenue is allocated using the residual method. The Company sells both annual maintenance contracts and training separately, with long established pricing to its customers. Annual maintenance contracts are generally sold at a fee based upon a percentage of the underlying software license. The Company also sells training separately with established per diem rates for its trainers. Accordingly, the Company uses vendor specific objective evidence to ascertain the fair values of all undelivered elements in a multiple element arrangement. The residual amount is allocated to the software license. Each of these components is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

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

ASP Services
ASP Services consist of the Company’s offering of its Avatar suite of products, including CareNet, Continued Learning (now Netsmart University) and InfoScriber products, on a virtual private network or internet delivery approach. This service allows the Company’s customers to rapidly deploy its products and pay on a monthly service basis instead of making a capital intensive investment in the purchase of the system at their own facility. ASP Services contract revenue, sold under separate contractual arrangements, is recognized on a straight-line basis over the life of the respective contract.

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies - [Continued]

The amounts allocated to purchased software development costs related to the NTST-PH acquisition in 2006, NTST-Ohio, CL and AMS acquisitions in 2005 (see note 5), totaled $2,305,881, $3,300,000, $692,020 and $2,050,700, respectively.

Capitalized software development costs applicable to operations are as follows:

Year ended December 31,	2006	2005	2004

Beginning of Year	$6,534,551	$1,132,453	$1,087,116
Capitalized	2,305,881	6,084,720	334,872
Amortization	(1,613,430)	(682,622)	(289,535)

Net	$7,227,002	$6,534,551	$1,132,453

Customer Lists - Customer lists represent a listing of customers obtained through the acquisitions of CSM, Johnson Computing System, (“Johnson”), Advanced Institutional Management Systems (“AIMS”), CareNet, NTST-Ohio, CL, AMS and NTST-PH (see note 5), and other to which the Company can market its products. Customer lists are being amortized on a straight line method over an estimated useful life of 20 years for the NTST -Ohio list, 12 years for the NTST - NY and Johnson lists, 10 years for the NTST-PH list, 9 years for the CareNet list, 8 years for the AMS list, 7 years for the AIMS list, 3 years for the CL lists and 6 years for the other list. The amount allocated to customer lists related to the NTST-PH, NTST-Ohio, AMS and CL acquisitions are $2,965,100, $5,300,000, $1,396,902 and $5,218, respectively.

Customer lists at December 31, 2006 and 2005 are as follows:
	December 31,
	2006	2005

Customer Lists	$15,948,519	$12,983,419
Less: Accumulated Amortization	(6,049,692)	(4,872,555)

Net	$9,898,827	$8,110,864

Amortization expense amounted to $1,177,137, $770,493 and $606,352, respectively, for the years ended December 31, 2006, 2005 and 2004 and is included in selling, general and administrative expenses.

Future amortization of customer lists are approximately $1,037,000, $929,000, $890,000, $864,000 and $858,000 for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 respectively, and $5,321,000 thereafter.

Contract Backlog - Contract backlog represented profit to be earned on customer contracts and purchase orders that were not fully completed as of the acquisition date of NTST- Ohio, but are expected to be completed at some future point. As a result, there was still revenue and profits to be earned on these orders.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies - [Continued]

Contract backlog costs were amortized over a one-year period commencing October 1, 2005 through September 30, 2006. Contract backlog costs at December 31, 2006 are as follows:

Contract backlog	$502,000
Less: Accumulated Amortization	(502,000)

Net	$--

Amortization expense amounted to $379,500 for the year ended December 31, 2006.

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

Goodwill

Goodwill in the amount of $18,445,646 resulted from the acquisition of NTST-Ohio (See note 5). Goodwill is not amortized but is tested for impairment at least on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. We determined that there was no impairment of goodwill at December 31, 2006.

Stock Options and Similar Equity Instruments - At December 31, 2006, the Company had three stock-based employee compensation plans as well as outstanding inducement options granted to certain employees of NTST-Ohio, which are described more fully in note 13. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (SFAS 123R), using the modified -prospective-transition method. As a result, the Company’s income before taxes for the year ended December 31, 2006 is $120,158 lower than if it had continued to account for share -based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting For Stock Issued to Employees”.

The Company has $197,276 of stock based compensation expense remaining to be recognized over the period January 2007 through October 2008.

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure”, which amended SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies - [Continued]

Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25 for the periods up to and including December 31, 2005. No stock-based employee compensation cost is reflected in net income for periods prior to December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for periods prior to December 31, 2005.

	Year ended
	December 31,
	2005	2004

Net Income as Reported	$1,589,776	$2,752,965

Deduct: Total stock-based employee compensation
expense determined under the fair value-based
method for all awards, net of related tax effect	1,724,201	1,368,139

Pro Forma Net (Loss) Income	$(134,425)	$1,384,826

Basic Net Income Per Share as Reported	$.28	$.52

Basic Pro Forma Net (Loss) Income Per Share	$(.02)	$.26

Diluted Net Income Per Share as Reported	$.27	$.50

Diluted Pro Forma Net (Loss) Income Per Share	$(.02)	$.25

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

	2005	2004
Expected Life (Years)	5	5
Interest Rate	4.00%	4.00%
Annual Rate of Dividends	0%	0%
Volatility	65%	68%

The weighted average fair value of options at date of grant using the fair value based method during 2005 and 2004 is estimated at $5.39, and $3.95, respectively.

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

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in diluted earnings per share by the application of the treasury stock method. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company had potentially dilutive options and warrants outstanding of 39,900, 30,000 and 300,780 during the years ended December 31, 2006, 2005 and 2004, respectively, that were not included in the calculation of diluted earnings per share because they were anti dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2006	2005	2004

Numerator:
Net Income	$1,853,463	$1,589,776	$2,752,965

Denominator:
Weighted average shares	6,529,343	5,684,191	5,331,700
Effect of dilutive securities:
Employee stock options	200,733	244,416	205,031
Stock warrants	17,907	6,798	--
Dilutive potential common shares	218,640	251,214	205,031

Denominator for diluted earnings per
share-adjusted weighted average shares
after assumed conversions	6,747,983	5,953,405	5,536,731

Advertising - Advertising costs are expensed as incurred. Advertising expense amounted to $634,986, $395,476 and $392,575 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[3] Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts of $682,409 and $350,291 at December 31, 2006 and 2005, respectively. The changes in the allowance for doubtful accounts are summarized as follows:
	Year Ended December 31,
	2006	2005

Beginning Balance	$443,666	$517,095
Provision (credit) for Doubtful Accounts	770,727	465,004
Charge-offs	(531,984)	(538,433)

Ending Balance	$682,409	$443,666

[4] Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:
	December 31,
	2006	2005

Costs Incurred on Uncompleted Contracts	$10,032,972	$5,389,787
Estimated Profits	3,599,608	3,028,931

Total	13,632,580	8,418,718
Billings to Date	15,691,407	14,545,154

Net	$(2,058,827)	$(6,126,436)

Included in the accompanying consolidated balance sheet under the following captions:

Costs and estimated profits in excess of interim billings	$2,936,575	$1,811,986
Interim billings in excess of costs and estimated profits	(4,995,402)	(7,938,422)

Net	$(2,058,827)	$(6,126,436)

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[5] Acquisitions

On August 1, 2006, the Company acquired certain assets, including computer software, customer lists and computer equipment of QS. The purchase price totaled approximately $5,466,000 as follows: an initial payment of $1,900,000 in cash and a three year $1,435,000 promissory note paid monthly, with an annual interest rate of 8.25% together with the assumption of approximately $2,095,000 in net liabilities, consisting principally of deferred revenue, and acquisition costs of approximately $36,000. The transaction also provides for potential additional payments to the seller of up to $1,450,000 in 2008, contingent upon the attainment of performance milestones by the NTST-PH business through 2007. The milestones would result from the attainment of maintenance revenue, vital records contract awards, and other software contract awards. The attainment of these milestones would result in a contingent purchase price adjustment. The NTST-PH business delivers enterprise-wide public health solutions and vital records software to 70 public health agencies, including nine states. The Company also assumed the facility lease of NTST-PH in Greenville, South Carolina. This lease has a total square footage of 5,761, is non cancelable and expires on February 23, 2011. The annual rent is $77,772 and is subject to escalation clauses.

The cost of the NTST-PH acquisition was allocated as follows: $2,965,000 to customer lists, $2,306,000 to purchased software, $167,000 to other current assets and $28,000 to properly and equipment. The Company is amortizing the customer list over a 10 year life, the purchased software over a 6 year life and the property and equipment over a 2 year life.

In 2005, the Company completed acquisitions of three companies with products and services complementary to its existing offerings. The Company acquired Continued Learning (“CL”), a Florida-based provider of online training services on April 28, 2005. On June 20, 2005, the Company acquired Addiction Management Systems, Inc (“AMS”). In September 2005, the Company completed the acquisition of CMHC Systems (“NTST- Ohio”), a leading competitor in the behavioral healthcare software market.

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[5] Acquisitions - [Continued]

The purchase agreement provides for the potential additional payment of up to $250,000 if certain revenue targets are met in year one. Based upon the attainment of certain revenue targets as of December 31, 2005, the Company recognized the full $250,000 of this additional payment at December 31, 2005. This amount has been paid in 2006. The Company also entered into a two year employment agreement at an annual salary of $100,000 per year with the principal of CL, whereby the principal can receive up to an additional $300,000 in cash, to be accounted for as compensation expense, if certain revenue targets are met within a two-year period. As of December 31, 2006, certain revenue targets have been met and additional compensation expense in the amount of $100,000 has been recognized and paid.

The cost of the CL acquisition was allocated as follows: $692,020 to purchased software, $5,218 to customer lists, $17,000 to computer hardware, and $25,000 to a covenant not to compete. The Company is amortizing the purchased software over a 6 year life, the customer lists and computer hardware over a 3 year life, and the covenant not to compete over a 2 year life. Amortization expense for the covenant not to compete was $8,333 for the year ended December 31, 2005.

AMS

On June 20, 2005, the Company acquired the assets of AMS. The total purchase price, including acquisition costs, was $3,610,682 which consisted of cash of $2,641,945, legal fees of $19,904 and assumed liabilities for services to be provided of $948,833.

The cost of the AMS acquisition was allocated as follows: $2,050,700 to purchased software, $1,396,902 to customer lists, $127,698 to accounts receivable, $32,048 to inventory, and $3,334 to a security deposit. The Company is amortizing the purchased software and the customer lists over an 8 year life.

NTST-Ohio

On September 28, 2005, the Company acquired 100% of the equity interest of NTST-Ohio (formerly CMHC) a company that offers a full suite of behavioral healthcare information management software for mental health, substance abuse, and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. The primary reason for this acquisition was to acquire a significant customer base (over 400 clients) which provided a large recurring revenue stream, and included a workforce with significant domain knowledge.

The Company believes that due to the factors above and the potential long range benefits of the combined company that the purchase price paid fairly represents the value of NTST-Ohio. The purchase price totaled approximately $19,565,956 as follows: 435,735 shares of the Company’s common stock (valued at $4,915,091), $12,994,758 in cash plus additional cash consideration recorded in accrued expenses as of December 31, 2005, estimated at $792,024 as required by the “working capital adjustment”, calculated and payable in accordance with the merger agreement, and acquisition costs of $864,083. During 2006, the working capital adjustment was finalized and the estimated amount of $792,024 was settled for a payment of $524,935. The difference of $267,089 was reflected as a reduction in goodwill and accrued expenses. Additionally during 2006, the Company evaluated the assets and liabilities acquired from CMHC and increased deferred revenue by $151,218 and accrued

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[5] Acquisitions - [Continued]

expenses by $342,766, which was partially offset by an increase in deferred tax asset of $517,000, resulting in a net increase to goodwill of $290,105.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition of NTST-Ohio.

At September 30, 2005
($ in thousands)

Cash	$4,218
Other current assets	2,880
Property and equipment - net	464
Capitalized software cost	3,300
Customer lists	5,300
Goodwill	18,736
Contract backlog	502
Deferred tax asset - long term	1,381
Other assets	26
Total assets acquired	36,807

Deferred revenue	8,134
Other current liabilities	5,898
Deferred tax liability - long term	3,171
Long-term debt	38
Total liabilities assumed	17,241

Net assets acquired	$19,566

Included in other current liabilities of $5,898,000 is a promissory note which NTST-Ohio issued in April 2005 in the amount of $500,000. This note accrued interest at a rate of 14% per annum and was due on October 31, 2005. This promissory note was paid in full in October 2005.

None of the goodwill or amortization of the contract backlog, capitalized software or customer list will be deductible on the Company’s tax return. For financial statement purposes the Company is amortizing

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[5] Acquisitions - [Continued]

the contract backlog over one year, the capitalized software over 4 years and the customer list over 20 years. The goodwill is not amortized and will be reviewed each year to determine if any impairment adjustment will be required.

The following unaudited proforma condensed financial information of operations assumes the CL, AMS, NTST-Ohio and NTST-PH acquisitions occurred on January 1, 2005. Shares related to the private placement (see note 9) are included in the weighted average per share calculations. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma statements have been made. These proforma amounts may not be indicative of what would have occurred had the acquisitions been completed on January 1, 2005 or results which may occur in the future.

	Years Ended
	December 31,
	2006	2005
	Unaudited	Unaudited
	(in thousands, except share and per share amounts)

Revenue	$60,554	$60,053
Net Income	2,458	1,654
Net Income Per Share;
Basic	$.38	$.26
Diluted	$.36	$.25

Weighted Average Number
of Shares of Common
Stock Outstanding	6,529,343	6,387,381

Weighted Average Number
of Shares of Common
Stock and Common Stock
Equivalents Outstanding	6,747,983	6,638,595

The Company accounted for the CL, AMS, NTST-PH and NTST-Ohio acquisitions pursuant to the purchase method of accounting as required under SFAS No. 141 “Business Combinations”.

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

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[6] Property and Equipment

Property and equipment consist of the following:
	December 31,
	2006	2005

Equipment, Furniture and Fixtures	$4,962,940	$3,843,666
Leasehold Improvements	678,186	632,989

Totals - At Cost	5,641,126	4,476,655
Less: Accumulated Depreciation
and Amortization	2,914,703	1,811,226

Net	$2,726,423	$2,665,429

Depreciation and amortization expense amounted to $1,111,417, $820,841, and $681,839, respectively for the years ended December 31, 2006, 2005 and 2004.

[7] Long Term Debt

Long-term debt at December 31, 2006 consists of the following:

Term loan payable, bank - due in monthly installments
of $41,667 (a)	$1,916,662

Note payable, Intelligent Systems - due in monthly
installments of $45,133 which includes interest (b)	1,292,468

Total Long-Term Debt	3,209,130

Less: Current Portion	951,802

Long-Term Debt, Less Current Portion	$2,257,328

(a) On October 7, 2005, the Company entered into a revolving credit and term loan agreement with Bank of America pursuant to which the bank has agreed to make loans to the Company consisting of (i) a $2,500,000 revolving credit loan and (ii) a $2,500,000 term loan (collectively, the “Loans”).

The Loans are secured by a security interest in the Company’s personal property, including a pledge of the stock of the Company’s wholly-owned subsidiaries. The Loans are guaranteed by the Company’s significant wholly-owned subsidiaries, NTST-NY, NTST-PH and NTST-Ohio, whose assets represent substantially all of the assets of the Company.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[7] Long Term Debt - [Continued]

On October 7, 2005, the Company borrowed the full amount of the $2,500,000 term Loan. The Company has not borrowed any amounts under the revolving credit Loan. The term Loan bears interest at LIBOR plus 2.25%. The Company has entered into an interest rate swap agreement with the Bank for the amount outstanding under the term Loan whereby it converted the variable rate on the term Loan to a fixed rate of 7.1% in order to reduce the interest rate risk associated with these borrowings (Note 12). The revolving credit facility will bear interest at a rate per annum to be elected by the Company, equal to either (1) the LIBOR rate plus 2% or (2) the Bank’s prime rate. The financing agreement contains certain covenants including limitations on the Company’s ability to incur liens, maintain a minimum tangible net worth of $2,250,000 and requires the maintenance of certain financial ratios. As of December 31, 2006, we were not in compliance with one of the financial covenants of the Financing Agreement. The Bank has waived our non-compliance so that at December 31, 2006, we were in compliance with the covenants of the term Loan.

(b) In connection with the acquisition of NTST-PH (see note 5), the Company issued a three year promissory note to Intelligent Systems, Inc. in the principal amount of $1,435,000 payable in 36 monthly installments of principal and interest calculated at 8.25%.

Maturities of long-term debt at December 31, 2006 are as follows:

For the Year Ending
December 31,	Amount
2007	$951,802
2008	990,518
2009	850,148
2010	416,662

Total	$3,209,130

[8] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in SFAS No. 109, “Accounting for Income Taxes.” This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

During the years ended December 31, 2006 and 2005, the Company utilized approximately $2.2 million and $2.9 million, respectively of net operating loss carryforwards. At December 31, 2006, the Company has remaining net operating loss carryforwards of approximately $3,321,000 expiring through 2025. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of this net operating loss carryforward is limited. Approximately $830,000 can be used in each of 2007, 2008, 2009 and 2010; unused amounts can be carried forward. In addition, the $717,000 tax benefit related to approximately $1,800,000 of net operating losses generated in 2000 on exercise of non-qualified compensatory stock options and warrants was credited to paid-in-capital in 2004.

The Company’s provision for taxes for the year ended December 31, 2006 includes certain state and local taxes.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[8] Income Taxes - [Continued]

The expiration dates of net operating loss carryforwards are as follows:

December 31,	Total
Amount

2021	$1,537,000
2022	9,000
2023	709,000
2024	9,000
2025	1,057,000
$3,321,000

Provision for income taxes consists of the following:

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$1,730,000	$63,000	$56,000
State	559,000	261,000	131,000
	2,289,000	324,000	187,000

Deferred:
Federal	(113,000)	642,000	104,000
State	234,000	193,000	18,000
	121,000	835,000	122,000

Total	$2,410,000	$1,159,000	$309,000

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[8] Income Taxes - [Continued]

The difference between income taxes at the statutory Federal income tax rate and income taxes reported in the income statement is as follows:

	Year ended December 31,
	2006	2005	2004

Income taxes at the federal statutory rate	34%	34%	34%
State and local income taxes net of Federal taxes	7.7	6	3
Nondeductible expenses(1)	14.1	1	2
Federal Alternative Minimum Tax	--	1	2
Other	.7	--	--
Decrease in valuation allowance	--	--	(31)%

	56.5%	42%	10%
(1) Includes $1,581,000 of cost associated with the proposed merger transaction.

Significant components of the Company’s deferred taxes are comprised of the following:

	December 31,
	2006	2005

Deferred Tax Asset:
Net operating loss carryforward	$1,214,000	$2,024,000
Allowance for doubtful accounts	228,000	175,000
Accrued vacation and bonuses	233,000	384,000
Alternative minimum tax credit carryforward	--	241,000
Net book value property plant and equipment	47,000	278,000
Deferred Stock Option Compensation	46,000	--
Other	294,000	(37,000)

Total deferred tax assets	2,062,000	3,065,000

Deferred Tax Liabilities:
Net book value - intangible assets	(2,190,000)	(3,589,000)

Net deferred tax liability assets	$(128,000)	$(524,000)

The deferred taxes are presented in the Consolidated Balance Sheet as follows:

	December 31,
	2006	2005

Current asset	$755,000	$1,595,000
Long term liability	(883,000)	(2,119,000)

Net deferred tax liability assets	$(128,000)	$(524,000)

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[8] Income Taxes - [Continued]

During 2004, the Company reduced the valuation allowance totaling $1,731,000 at January 1, 2004 to zero based upon its belief that it is more likely than not that the entire net operating loss carry forward will be utilized.

[9] Stockholders’ Equity

The Company’s Board of Directors is authorized to issue preferred stock from time to time without stockholder action, in one or more distinct series. The Board of Directors is authorized to determine the rights and preferences of the preferred stock when issued. The Board of Directors has authorized the issuance of Series A, Series B and Series D preferred stock. No shares of any series of preferred stock were outstanding on December 31, 2006.

Common Stock Issuances - In June 2006, the Company issued 3,489 shares of its common stock in connection with an investor relations agreement in addition to consulting fees. These shares were valued at $12.90, the fair market value at the date of grant. On April 28, 2005, the Company issued 20,000 shares of its common stock in connection with the acquisition of CL. On September 28, 2005, the Company issued 435,735 shares of its common stock in connection with the acquisition of NTST-Ohio.

In October 2003, the Company sold to investors, pursuant to a private placement agreement, an aggregate 490,000 shares of common stock and warrants to purchase 122,504 shares of common stock. The Company received $4,493,104 in gross proceeds and paid commissions of $275,000 and $102,976 in other professional costs during 2005 and $158,350 in other professional costs in 2006 related to the private placement. The Company also issued a warrant to purchase 24,500 shares to the placement agent. The private placement agreement required the Company to file a registration statement within 30 days of the closing of the private placement, and to use its reasonable best efforts to have such registration statement declared effective within 90 days of the closing to keep such registration statement effective for a two year period. Generally, the private placement agreement further provided for a penalty to be paid to the investors should the Company fail to meet its registration obligations. Such penalty was payable to the investors in cash at the rate of 2.5% of the gross proceeds per month, up to a maximum penalty of 20% of the gross proceeds. The Company has satisfied its registration obligations. The Company has accounted for the proceeds of the private placement as equity in accordance with View A of EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”. Any potential penalties incurred pursuant to the registration rights agreement will be recorded in earnings when and if incurred as per SFAS 5, “Accounting for Contingencies”. As of December 31, 2006, the Company has not incurred any penalties relating to this private placement.

Treasury Stock - During 2006, options and warrants to purchase 64,390 shares were exercised and the Company received gross proceeds of $570,355. Pursuant to option grants, employees have the right to pay for the exercise price of the options by delivering “mature” shares of common stock owned by them. Included in the proceeds received upon the exercise of options were 639 shares of the Company’s common stock. The value of the shares received was $8,200, which was based upon the market value of the common stock on the date of exercise in accordance with the cashless exercise provisions of the Company’s stock option plans.

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

Stock Options and Warrants - See note 13 for information relating to the Company’s 1998, 1999 and 2001 Long-Term Incentive Plans.

During 2005, the Company announced the completion of a private placement of units consisting of an aggregate 490,000 shares of its common stock and warrants to purchase 147,003 shares of common stock, which include 24,500 warrants issued to the placement agent. The warrants have an exercise price of $11 per share. The Company received net proceeds of approximately $4.0 million.

During 2005, the Company granted 30,000 inducement options to employees of NTST-Ohio to encourage the recipients to continue to remain in the employ of NTST-Ohio after the acquisition. The options were granted at a price of $14.77 which was equal to the fair market value at the date of grant. The options vest over a period of three years. The fair value of the options granted was $250,000.

On December 21, 2000, the stockholders of the Company approved the 1999 Employee Stock Purchase Plan. The plan reserves 150,000 shares of common stock. The plan provides eligible employees with the opportunity to purchase shares of common stock at a discounted price through regular payroll deductions. No shares have been issued as of December 31, 2006 under this plan.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[10] Capital Lease Obligations

Future minimum payments under capital lease obligations as of December 31, 2006 are as follows:

Year ending
December 31,

Total Minimum Payments due in 2007	$9,695
Less Amount Representing Interest at 11.63% Per annum	174

Balance	$9,521

Capital lease obligations are collateralized by equipment which has a cost of $37,180 at December 31, 2006 and $214,426 at December 31, 2005 and accumulated amortization of $34,082 and $162,119 at December 31, 2006 and 2005, respectively. Amortization of $33,580 in 2006 and $70,456 in 2005 and 61,109 in 2004, respectively, has been included in depreciation expense.

[11] Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and the note payable to Intelligent Systems approximate the fair value of these instruments because of their short maturities or floating interest rates.

The bank debt (see note 7), including current maturities, has a carrying value of $1,916,662 and an estimated fair value of $1,910,000. Estimated fair value is based on the expected current rates offered to the Company for instruments of the same or similar maturities, after considering the effect of the interest rate swap.

[12] Commitments and Contingencies

Leases

The Company leases space for its executive offices and facilities under an operating lease expiring October 2014 which has an option to cancel in December 2009. The lease is for a ten year and ten month period. The lease provides for a fixed monthly rent of $45,700 and includes an annual escalation increase of 3%. There are no lease payments required during the first ten months of the lease and the Company has the option of canceling the lease after six years. However, upon cancellation, certain unamortized costs must be reimbursed to the landlord. Future maturities of this lease were considered for the entire ten year and ten month period. In addition, the Company leases six sales and service offices under non cancelable operating leases expiring at various times through December 2010. The Company leases space for NTST-Ohio under a non-cancellable operating lease expiring September 2010. The lease provides for a fixed monthly rent of approximately $31,000. This facility is leased from a Partnership whose general partner is a 5.3% stockholder of the Company. The amount paid in connection with this facility was $377,000 for the year ended December 31, 2006.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[12] Commitments and Contingencies - [Continued]

Minimum annual rentals under noncancellable operating leases having terms of more than one year are as follows:

Year ending
December 31,
2007	1,317,000
2008	1,328,000
2009	1,270,000
2010	1,201,000
2011	853,000
Thereafter	2,588,000

Total	$8,557,000

Rent expense amounted to $1,277,900, $1,009,700 and $833,000 respectively, for the years ended December 31, 2006, 2005 and 2004.

Employment Agreements

In April 2004, the Company entered into revised employment agreements with Messrs. James L. Conway and Anthony F. Grisanti. The terms and conditions of the revised contracts are identical in all material respects to the previous contracts except that (i) the term of each individual’s contract was extended by one year, so that Messrs. Conway and Grisanti’s contract were to expire on December 31, 2006 and (ii) the revised contracts do not provide for a five-year consulting period following each individual’s respective term of employment during which such individual would have been entitled to compensation of $75,000 per year. Messrs. Conway and Grisanti’s contracts also provide for an option, which have been exercised, to extend their contracts for one additional year so that their contracts would expire on December 31, 2007.

During November 2006, in connection with the proposed merger transaction, we entered into new contracts with each of Mr. Conway (the “Conway Agreement”) and Mr. Grisanti (the “Grisanti Agreement”). These agreements were entered into in connection with the proposed merger transaction and are not a part of our compensation program. Consequently, the Conway Agreement and Grisanti Agreement were not approved by the Compensation Committee. The Conway Agreement provides that following the closing of the proposed merger, Mr. Conway will continue to act as the Chief Executive Officer of Netsmart for a term of two years commencing on the date of the closing of the merger, such term to be automatically renewed for successive one year terms thereafter unless the Conway Agreement is terminated pursuant to its terms. During the term of the Conway Agreement, Mr. Conway will continue to receive a base salary of $367,500, which is his current base salary, and will no longer have the right to automatic annual base salary increases, as provided in his current employment agreement. The Conway agreement also provides for a change of control payment in the amount of $1 million.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[12] Commitments and Contingencies - [Continued]

Under the terms of the Grisanti Agreement, following the closing of the proposed merger transaction, Mr. Grisanti will continue to act as the Chief Financial Officer of Netsmart for a term of two years commencing on the date of the closing of the merger, such term to be automatically renewed for successive one year terms thereafter unless the Grisanti Agreement is terminated pursuant to its terms. During the term of the Grisanti Agreement, Mr. Grisanti will continue to receive a base salary of $204,750, which is his current base salary, and will no longer have the right to automatic annual base salary increases, as provided in his current employment agreement. The Grisanti agreement also provides for a change of control payment in the amount of $601,500.

In February 2005, one of our subsidiaries, Netsmart New York, entered into an employment agreement with Mr. Kevin Scalia as an Executive Vice President of the Company with such contract expiring on February 14, 2008. Mr. Scalia’s contract provides for an option to extend his contract for continuing subsequent two year terms unless terminated by the Company or Mr. Scalia on not less than sixty days written notice prior to the expiration of the contract.

In January 2006, one of our subsidiaries, Netsmart New York, entered into an employment agreement with Mr. Alan Tillinghast as an Executive Vice President of the Company with such contract expiring on December 31, 2008. Mr. Tillinghast’s contract provides for an option to extend his contract for continuing subsequent two year terms unless terminated by the Company or Mr. Tillinghast on not less than sixty days written notice prior to the expiration of the contract.

The minimum aggregate base compensation for its four officers is $930,000 for 2006. The minimum aggregate base compensation for its four officers is $976,000 in 2007 and $222,000 in 2008, subject to annual increases equal to the greater of 5% or the increase in the cost of living index. The agreements also provide for the officers with an automobile allowance. In the event of a change of control, Messrs. Conway and Grisanti may receive severance payments equal to 48 months compensation.

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

The Company was a party to an employment agreement with John Phillips, a former Vice President and director of the Company. Mr. Phillip’s employment contract expired on December 31, 2003 and he retired

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[12] Commitments and Contingencies - [Continued]

effective April 1, 2004. Pursuant to the terms of the Company’s Executive Retirement, Non-Competition and Consulting Plan, Mr. Phillips will receive $85,000 per year for each of the next six years commencing from the date of retirement; provided that he complies with the non-competition covenants of the plan.

Future minimum payments related to consulting and Executive Retirement, Non-Competition and Consulting agreements for the next five years are as follows:

Year Ending
December 31,	Amount
2007	169,000
2008	85,000
2009	85,000
2010	21,000

Total	$360,000

Interest Rate Swap

In June 2001, the Company entered into an interest rate swap with a bank, which expired on June 1, 2006. In October, 2005, the Company entered into another interest rate swap with a bank, which expires on October 6, 2010. The swap transactions were entered into to protect the Company from upward movement in interest rates relating to outstanding bank debt (see note 7) and calls for a fixed rate of 7.95% for the 2001 transaction and 7.1% for the 2005 transaction. When the one-month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the difference in rates. At December 31, 2006 and 2005 the fair value of the swaps of $(6,780) and $7,812, respectively, is recorded as a non current asset in 2006 and as a non-current liability in 2005. The swap transactions have been accounted for as a hedge, and accordingly, the change in the fair value of the swaps of $(14,952), $7,340 and $43,916 during the years ended December 31, 2006, 2005, and 2004, respectively, has been recorded as part of comprehensive income.

Letter of Credit

The Company relocated its Islip, New York headquarters to a larger facility in Great River, New York. Included in the terms and conditions of the Great River lease is the requirement that the Company provide to the landlord a letter of credit in the amount of $292,980, which represents approximately six months rent. This letter of credit was provided to the landlord on October 31, 2003. On June 15, 2006, the letter of credit was reduced to $244,150. The Company has currently applied to reduce the letter of credit to $195,320 and will apply for subsequent reduction as follows:

$146,490 for months 47 through 58 of the lease.
$97,660 for months 59 to the expiration of the lease.

[13] Stock-Based Compensation

Long Term Incentive Plans - The Company has three long-term incentive plans, the 1998 Long-Term

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[13] Stock-Based Compensation - [Continued]

Incentive Plan (the “1998 Plan”), as amended, the 1999 Long-Term Incentive Plan (the “1999 Plan”) and the 2001 Long-Term Incentive Plan (the “2001 Plan”), as amended. The 2001 Plan was approved by the stockholders on March 7, 2002 and originally provided for the issuance of 180,000 shares of common stock. In January 2003, the 2001 Plan was amended and approved by the stockholders to provide for an increase in the number of shares subject to the plan from 180,000 to 550,000. In May 2004, the 2001 Plan was further amended and approved by the stockholders to provide an increase in the number of shares subject to the plan from 550,000 to 950,000. In July 2005, the plan was amended and approved by the stockholders to provide an increase in the number of shares subject to the plan from 950,000 to 1,350,000. In December 2006, the plan was amended and approved by the stockholders to provide an increase in the number of shares subject to the plan from 1,350,000 to 1,950,000. The maximum shares issuable by the Company are 790,000, 300,000 and 1,950,000 shares of Common Stock pursuant to the 1998 Plan, the 1999 Plan and the 2001 Plan, respectively. The options, when granted vest ratably over one year except for the 400,000 options granted in July 2005, which vested prior to December 31, 2005. These 400,000 options were granted at an exercise of $9.85 which was equal to the fair market value at the date of grant. Automatic options granted to the independent members of the Board of Directors vest fully after six months. At December 31, 2006 there were 0, 0 and 586,045 shares available for further issuance under the 1998 Plan, the 1999 Plan and 2001 Plan, respectively.

The 1998 Plan, the 1999 Plan and the 2001 Plan (collectively, the “Plans”) are administered by the Compensation Committee of the board of directors. Officers and other key employees, consultants and directors (other than non-employee directors) are eligible to receive options or other equity-based incentives under the Plans.

The 2001 Plan provides that each non-employee director automatically receives a nonqualified stock option to purchase 10,000 shares of common stock and the chairman of the audit committee and the compensation committee will receive a nonqualified stock option to purchase 12,500 shares of common stock on April 1 of each year. However, if there are not sufficient shares available under the applicable Plan, the non-employee director will receive a lesser number of shares. In April 2006, the Company granted 10,500 options to its non-employee directors under the automatic grant provisions of its 2001 Plan. These options were granted at a price of $13.86 which was equal to the fair market value of the options at the date of grant. These options were fully vested by December 31, 2006. In December 2006, upon the approval of the increase in shares available under the 2001 Plan, the Company granted 15,000 options to its non-employee directors under the 2001 plan. These options were granted at a price if $16.21 which was equal to the fair market value of the options at the date of grant. These options will be fully vested by May 2007.

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[13] Stock-Based Compensation - [Continued]

A summary of the activity under the Plans and the NTST-Ohio inducement options (see note 9) are as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding - Beginning of
Year	945,467	$8.758	724,333	$6.476	365,755	$4.111
Granted During the Year	25,500	15.242	438,292	10.181	397,455	8.438
Canceled During the Year	(6,142)	13.935	(10,500)	1.81	--	--
Exercised During the Year	(41,420)	7.67	(206,658)	4.134	(38,877)	4.280

Outstanding - End of Year	923,405	$8.951	945,467	$8.758	724,333	$6.476

Exercisable - End of Year	895,688	$8.751	915,467	$8.561	525,606	$5.734

The aggregate intrinsic values of the outstanding and exercisable shares at December 31, 2006 were $6,730,679 and $6,707,935, respectively.

The weighted average fair value of options issued at date of grant using the fair value based method during 2006 is estimated at $3.17. The total intrinsic value of options exercised during 2006 was $207,809.

The following table summarizes stock option information as of December 31, 2006:

		Options Outstanding
		Weighted
		Average Remaining	Options
Exercise Prices	Number Outstanding	Contractual Life	Exercisable

$16.21	15,000	4.92 Years	2,500
$14.77	24,900	3.83 Years	9,683
$13.86	10,500	4.33 Years	10,500
$13.29	1,500	2.25 Years	1,500
$ 9.85	396,458	3.50 Years	396,458
$ 9.57	8,292	3.25 Years	8,292
$ 8.49	276,460	2.42 Years	276,460
$ 8.20	75,775	2.50 Years	75,775
$ 6.61	8,000	1.58 Years	8,000
$ 4.93	59,378	1.08 Years	59,378
$ 4.37	7,500	6.50 Years	7,500
$ 4.37	31,642	1.50 Years	31,642
$ 2.50	3,000	.25 Years	3,000
$ 2.38	5,000	.50 Years	5,000

Totals	923,405	2.89 Years	895,688

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[13] Stock-Based Compensation - [Continued]

A summary of the option activity of nonvested options at December 31 2006, and changes during the year ended December 31, 2006 is presented below:

		Weighted
		Average
		Grant Date
	2006	Fair Value
Nonvested at January 1,	23,234	$14.770
Vested	(12,500)	$14.744
Issued	15,000	$16.21
Forfeited	1,983	--
Nonvested at December 31,	27,717	$15.075

The total fair value of shares vested during the year ended December 31, 2006 was $66,939.

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method during 2006 with the following weighted average assumptions:

2006
Expected Life (Years)	1.95
Risk Free Rate	4.68%
Expected Dividends	--%
Volatility	30%

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[13] Stock-Based Compensation - [Continued]

Warrants

During 2005, the Company announced the completion of a private placement of units consisting of an aggregate 490,000 shares of its common stock and warrants to purchase 147,003 shares of common stock, which include 24,500 warrants issued to the placement agent. The warrants have an exercise price of $11 per share and will expire in October 2010. The Company received net proceeds of approximately $4.0 million.

A summary of warrant activity is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding - Beginning
of Year	147,003	$11.00	--	--	--	--
Granted During the Year	--	--	147,003	$11.00	--	--
Expired During the Year	--	--	--	--	--	--
Exercised During the Year	(22,970)	$11.00	--	--	--	--

Outstanding - End of Year	124,033	$11.00	147,003	$11.00	--	--

Exercisable - End of Year	124,033	$11.00	147,003	$11.00	--	--

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[14] Operating Segments

The Company currently classifies its operations in five business segments: (1) Software and Related Systems and Services - New York, (2) Software and Related Systems and Services - Ohio, (3) Software and Related Systems and Services - Public Health, (4) Data Center Services and (5) Application Service Provider Services (“ASP”). Software and Related Systems and Services - Public Health is a new segment resulting from the Company’s acquisition of QS Technologies, Inc. in August 2006, consisting of the subsidiary NTST - PH which delivers enterprise wide public health solutions and vital records software to public health agencies. Software and Related Systems and Services - Ohio is a new segment resulting from the Company’s acquisition of CMHC in September 2005. NTST - Ohio offers a full suite of behavioral healthcare information management software for mental health, substance abuse and addiction services agencies, developmental disability centers, and behavioral health-related managed care organizations. Software and Related Systems and Services for each of the New York, Public Health and Ohio segments refers to the design, installation, implementation and maintenance of computer information systems that provide comprehensive healthcare information technology solutions including billing, patient tracking and scheduling for inpatient and out patient environments, as well as clinical documentation and medical record generation and management. Within these segments are large turnkey and small turnkey components. The large turnkey components consist mostly of the Avatar suite of products. When the Company is engaged in a fixed price arrangement, these installations will usually extend over a six-month to a multi-year time period. The duration of the implementation is dependent on the size and complexity of the customer organization and the specifics of the implementation. The small turnkey components are usually completed within a six-month period. Small turnkey contracts performed in the New York segment are mostly related to the Avatar methadone related products. The small turnkey contracts in the Ohio and Public Health segments are for system installations for behavioral healthcare and public health information management software for mental health, substance abuse and addiction services agencies, developmental disability centers and behavioral health-related managed care organizations.

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

Intersegment sales and sales outside the United States are not material. Information concerning the Company’s business segments is as follows:

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[14] Operating Segments - [Continued]

	Sotware and Related Systems and Services - New York	Data Center Services	Application Service Provider Services	Sofware and Related Systems and Services - Ohio	Software and Related Systems and Services - Public Health	Total
Year Ended December 31, 2006

Revenue
Large Turnkey	$18,051,217	$-	$-	$-	$-	$18,051,217
Small Turnkey	1,888,693	-	-	6,090,613	1,126,243	9,105,549
Maintenance	10,933,446	-	-	14,803,280	864,482	26,601,208
Other	-	1,735,940	3,555,769	-	-	5,291,709
Total	$30,873,356	$1,735,940	$3,555,769	$20,893,893	$1,990,725	$59,049,683

Gross Profit
Turnkey	$8,446,320	$-	$-	$844,313	$970,379	$10,261,012
Maintenance	6,209,358	-	-	10,711,947	352,169	17,273,474
Other	-	918,737	1,325,479	-	-	2,244,216
Total	$14,655,678	$918,737	$1,325,479	$11,556,260	$1,322,548	$29,778,702

Income before Income Taxes	$1,084,398	$294,700	$(328,304)	$2,689,516	$523,153	$4,263,463

Depreciation and Amortization	$1,633,347	$108,897	$542,950	$1,740,589	$291,534	$4,317,317

Capital Expenditures	$493,058	$6,937	$243,983	$379,743	$5,291,742	$6,415,463

Identifiable Assets	$27,045,397	$1,629,132	$4,136,343	$31,315,172	$6,398,509	$70,524,553

Goodwill	-	-	-	$18,445,646	-	$18,445,646

Year Ended December 31, 2005

Revenue
Large Turnkey	17,599,035	-	-		-	17,599,035
Small Turnkey	1,041,866	-	-	1,685,904	-	2,727,770
Maintenance	9,784,488	-	-	3,533,256	-	13,317,744
Other	-	1,795,448	2,538,457	-	-	4,333,905
Total	28,425,389	1,795,448	2,538,457	5,219,160	-	37,978,454

Gross Profit
Turnkey	8,434,026	-	-	210,025	-	8,644,051
Maintenance	5,402,433	-	-	2,493,736	-	7,896,169
Other	-	908,279	927,431	-	-	1,835,710
Total	13,836,459	908,279	927,431	2,703,761	-	18,375,930

Income before Income Taxes	2,151,923	384,465	(116,027)	328,414	-	2,748,775

Depreciation and Amortization	1,489,017	110,479	401,835	450,125	-	2,451,456

Capital Expenditures	3,755,207	6,445	863,605	9,121,675	-	13,746,932

Identifiable Assets	26,219,605	1,909,546	3,221,333	33,271,370	-	64,621,854

Goodwill	-	-	-	18,735,751	-	18,735,751

Year Ended December 31, 2004

Revenue
Large Turnkey	16,003,646	-	-	-	-	16,003,646
Small Turnkey	927,960	-	-	-	-	927,960
Maintenance	8,289,525	-	-	-	-	8,289,525
Other	-	2,058,240	1,725,473	-	-	3,783,713
Total	25,221,131	2,058,240	1,725,473	-	-	29,004,844

Gross Profit
Turnkey	7,728,535	-	-	-	-	7,728,535
Maintenance	4,120,550	-	-	-	-	4,120,550
Other	-	1,208,887	799,140	-	-	2,008,027
Total	11,849,085	1,208,887	799,140	-	-	13,857,112

Income before Income Taxes	2,095,722	784,353	181,890	-	-	3,061,965

Depreciation and Amortization	1,247,962	113,676	262,755	-	-	1,624,393

Capital Expenditures	950,094	12,144	93,501	-	-	1,055,739

Identifiable Assets	31,291,838	2,775,036	3,640,027	-	-	37,706,901

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[15] Subsequent Events

In 2007, the Company negotiated an additional 8,553 square feet at its Great River facility at an annual rental of $149,678 with a lease expiration of 10/22/14. The Company expects to occupy that space in early 2007.

[16] Going Private Transaction and Related Litigation

Going Private Transaction

On November 18, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NT Acquisition, Inc., a Delaware corporation (“Buyer”) and NT Merger Sub, Inc., a Delaware corporation (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into Netsmart (the “Merger”), the separate corporate existence of Merger Sub will cease with Netsmart continuing as the surviving corporation (the “Surviving Corporation”). Merger Sub and Buyer are or will be controlled by funds which are affiliated with Insight Venture Partners (“Insight”) and Bessemer Venture Partners (“Bessemer” and, together with Insight, the “Sponsors”), private equity firms.

At the effective time of the merger, each outstanding share of common stock of Netsmart, other than any shares owned by Merger Sub, its affiliates, Netsmart or any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $16.50 in cash, without interest. Warrant holders and option holders will be entitled to receive the difference between the exercise price of such security and $16.50 per share in cash.

A special meeting of stockholders has been called for Thursday, April 5, 2007 for the purpose of considering the Merger Agreement.

Litigation

On November 21, 2006, a class action complaint entitled Levy Investments, LTD. v. Netsmart Technologies, Inc., et al., Civil Action No. 2566-N, was filed against Netsmart, its directors, Buyer and Merger Sub in the Delaware Court of Chancery, New Castle County. On November 21, 2006, a class action complaint entitled Superior Partners v. James L. Conway, et al., Civil Action No. 2563-N, was filed against Netsmart, its directors, Kevin Scalia, Alan B. Tillinghast, Buyer and Merger Sub in the Delaware Court of Chancery, New Castle County. On November 21, 2006, a class action complaint entitled Joe B. Ingram v. Netsmart Technologies, Inc., et al., Index No. 06-32611, was filed against Netsmart and its directors in the Supreme Court of New York, Suffolk County. On November 22, 2006, a class action complaint entitled Mark Anthony v. Netsmart Technologies, Inc., et al., Index No. 06-32720, was filed against Netsmart, its directors, Alan B. Tillinghast, Kevin Scalia, Insight and Bessemer in the Supreme Court of New York, Suffolk County. On December 1, 2006, a class action complaint entitled Jon Landon v. Francis J. Calcagno et al., Civil Action No. 2586-N, was filed against Netsmart, its directors, Buyer, Merger Sub and NT Investor Holdings, Inc. (“Parent”) in the Delaware Court of Chancery, New Castle County. On December 12, 2006, a class action complaint entitled Leviticus Partners, L.P. v. James L. Conway, et al., Civil Action No. 2597-N,was filed against Netsmart, its directors, Buyer, Merger Sub, Insight and Bessemer in the Delaware Court of Chancery, New Castle County. The complaints allege, among other things, that each of the directors of Netsmart individually breached the fiduciary duties owing to the Netsmart shareholders by voting to approve the Merger Agreement, thereby enabling management to benefit to the detriment of the shareholders. Each of the complaints seeks, among other relief, the court’s designation of class action status, an injunction

NETSMART TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[16] Going Private Transaction and Related Litigation - [Continued]

preventing the consummation of the merger and, in the event of consummation of the merger, rescission and damages. In Mark Anthony v. Netsmart Technologies, Inc., et al., on December 6, 2006, the plaintiff moved for approval of voluntary discontinuance of the action. The motion was granted by order signed on January 4, 2007. On December 11, 2006, the Delaware Court of Chancery entered an order on consent consolidating the three actions filed in that court as of that date. On December 14, 2006, the plaintiff in Leviticus Partners, L.P. v. James L. Conway, et al. filed a motion for consolidation and for reconsideration of the order entered December 11, 2006, in the Delaware Court of Chancery. On December 18, 2006, the plaintiff in Leviticus Partners, L.P. v. James L. Conway, et. al. filed a notice of withdrawal of its motion for consolidation and reconsideration of the December 11, 2006 order and represented to the court its intent to file suit in Suffolk County, New York. By letter to the court dated December 19, 2006, the defendants requested the court to decline to enter the proposed order granting the notice of dismissal. On December 20, 2006, Vice Chancellor Leo E. Strine, Jr. of the Delaware Court of Chancery denied the plaintiff’s request to enter an order dismissing the action. On January 5, 2007, the plaintiffs in the consolidated Delaware action filed a Consolidated Amended Complaint, inter alia, adding certain nondisclosure claims based on Netsmart’s preliminary proxy statement. On January 10, 2007, the plaintiff in Joe B. Ingram v. Netsmart et al. filed a First Amended Class Action Complaint adding certain nondisclosure claims based on Netsmart’s preliminary proxy statement and naming as additional defendants Insight, Bessemer, Kevin Scalia and Alan B. Tillinghast. On January 12, 2007, the defendants in Joe B. Ingram v Netsmart et al. moved to dismiss the action in favor of the substantially identical actions pending in Delaware. By order dated February 6, 2007, the court granted the defendants motion and dismissed the Suffolk County action. On January 16, 2007, the Delaware Court of Chancery entered, on consent, an Amended Order of Consolidation consolidating Leviticus Partners, L.P. v James L. Conway, et al. with the three previously consolidated Delaware actions. On January 25, 2007, plaintiffs in the consolidated Delaware action filed (1) a motion for expedited discovery; and (2) a notice of intent to file a motion for a preliminary injunction. On January 26, 2007, Vice Chancellor Leo E. Strine, Jr. conducted a telephonic conference in the consolidated Delaware action. During this telephonic conference, Vice Chancellor Strine ordered that discovery was to be expedited and ordered defendants to produce, by no later than February 2, 2007, documents in response to plaintiffs’ request for production of documents, and that depositions of the witnesses be completed by no later than February 11, 2007. Vice Chancellor Strine also held a hearing for Plaintiff’s Motion for a Preliminary Injunction on February 27, 2007. On March 14, 2007, the Court of Chancery issued a decision permitting a stockholder vote on the merger to be held after Netsmart makes supplemental disclosures consisting of certain financial projections and the text of the Court’s decision. The board of directors unanimously believes that the actions are without merit, and intends for Netsmart and the directors to defend vigorously against them.

From time to time the Company is also involved in ordinary and routine litigation matters in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial position and results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSMART TECHNOLOGIES, INC.

Dated: March 16, 2007	By:	/s/ James L. Conway
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

Signature	Title	Date

/s/ James L. Conway	Chief Executive Officer	March 16, 2007
James L. Conway	and Director (Principal Executive Officer)

/s/ Anthony F. Grisanti	Chief Financial Officer	March 16, 2007
Anthony F. Grisanti	(Principal Financial and Accounting Officer)

/s/ Kevin Scalia	Executive Vice President
Kevin Scalia	and Director	March 16, 2007

/s/ Alan Tillinghast	Executive Vice President
Alan Tillinghast	and Director	March 16, 2007

/s/ Joseph G. Sicinski	Director	March 16, 2007
Joseph G. Sicinski

/s/ Francis J. Calcagno	Director	March 16, 2007
Francis J. Calcagno

/s/ John S.T. Gallagher	Director	March 16, 2007
John S.T. Gallagher

/s/ Yacov Shamash	Director	March 16, 2007
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

10.17	Revolving Credit and Term Loan Agreement with Netsmart Technologies, Inc. and the Bank of America, N.A. (Filed as an exhibit to the Registrant’s Form 8-K dated October 7, 2005.)
10.18	Asset Purchase Agreement dated June 17, 2005 between Addiction Management Systems, Inc. and Creative Socio-Medics Corp. (Filed as an exhibit to the Registrant’s Form 8-K dated June 21, 2005.)
10.20	Amendment No. 1 to Employment Agreement dated June 16, 2005, between the Registrant and James L. Conway. (Filed as an exhibit to the Registrant’s Form 8-K dated June 16, 2005.)
10.21	Amendment No. 1 to Employment Agreement dated June 16, 2005 between the Registrant and Anthony F. Grisanti. (Filed as an exhibit to the Registrant’s Form 8-K dated June 16, 2005.)
10.22	Asset Purchase Agreement dated April 27, 2005 between ContinuedLearning LLC and Creative Socio-Medics Corp. (Filed as an exhibit to the Registrant’s Form 8-K dated April 27, 2005.)
10.23	Employment Agreement dated April 27, 2005 between Netsmart Technologies, Inc. and A. Sheree Graves. (Filed as an exhibit to the Registrant’s Form 8-K dated April 27, 2005.)
10.24	Letter Agreement between Griffin Securities, Inc. and Netsmart Technologies, Inc. dated as of August 9, 2005. (Filed as an exhibit to the Registrant’s Form S-3, File No. 333-129265.)
10.25	Letter Agreement between Griffin Securities, Inc. and Netsmart Technologies, Inc. dated as of October 11, 2005. (Filed as an exhibit to the Registrant’s Form S-3, File No. 333-129265.)
10.26	First Amendment and Waiver to Loan Agreement dated as of December 31, 2005 between the Registrant and Bank of America, N.A. (Filed as an exhibit to Registrant’s Form 8-K dated February 23, 2006)
10.27	Employment Agreement between the Registrant and Gerald Koop dated April 5, 2006(Filed as an exhibit to Registrant’s Form 8-K dated April 5, 2006)

10.28
Asset Purchase Agreement dated as of July 31, 2006 by and between QS Technologies, Inc. and Intelligent Systems Corporation, as Sellers and Netsmart Public Health, Inc., as Buyer and Netsmart Technologies, Inc. (Filed as an exhibit to Registrant’s Form 8-K dated August 1, 2006)

10.29	Second Amendment and Waiver to Loan Agreement dated as of July 31, 2006 between the Registrant and Bank of America, N.A. (Filed as an exhibit to Registrant’s Form 8-K dated September 29, 2006)
10.30
Merger Agreement dated November 18, 2006 between Netsmart Technologies, Inc., a Delaware corporation with NT Acquisition, Inc., NT Merger Sub, Inc.,and NT Acquisition, Inc. (Filed as an exhibit to the Registrant’s Form 8-K dated November 18, 2006.)

10.31
Amendment to employment agreement, between James L. Conway, dated as of November 18, 2006, with NT Investor Holdings, Inc., and the Registrant. (Filed as an exhibit to the Registrant’s Form 8-K/A dated November 30, 2006).

10.32
Amendment to employment agreement, between Anthony F. Grisanti, dated as of November 18, 2006, with NT Investor Holdings, Inc., and the Registrant. (Filed as an exhibit to the Registrant’s Form 8-K/A dated November 30, 2006).

21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum & Kliegman LLP
24	Powers of Attorney (See Signature Page)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002